Form 10-Q
period 1995-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1995-05-12
CIK 727538

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 1995


                                      OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ___________________

COMMISSION FILE NUMBER 0-13546


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
- - - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     41-1464066
  --------------------------------------                 ---------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                    Identification Number)

      SUITE 100, ONE POST OAK CENTRAL
    2000 POST OAK BOULEVARD, HOUSTON, TX                       77056-4400
- - - - - - -------------------------------------------                 ----------------
(Address of Principal Executive Offices)                       (Zip Code)


      Registrant's Telephone Number, Including Area Code (713) 296-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X .          NO ____.

                         PART I -- FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                                 BALANCE SHEET
                                  (Unaudited)

                                                                  MARCH 31,        DECEMBER 31,
                                                                    1995              1994
                                                                -------------     -------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $         104     $         104
  Accrued revenues receivable...............................        1,667,256         2,029,284
  Drilling advances.........................................          461,497                --
  Prepaid financing costs and other.........................               --            14,583
                                                                -------------     -------------
                                                                    2,128,857         2,043,971
                                                                -------------     -------------
OIL AND GAS PROPERTIES, on the basis of
  full cost accounting:
  Proved properties.........................................      159,517,364       158,926,380
  Less -- accumulated depreciation, depletion and
     amortization...........................................     (147,554,886)     (146,679,259)
                                                                -------------     -------------
                                                                   11,962,478        12,247,121
                                                                -------------     -------------
                                                                $  14,091,335     $  14,291,092
                                                                =============     =============

                                  LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accrued expenses payable..................................    $     187,506     $     363,209
  Payable to Apache.........................................        1,955,127           318,221
                                                                -------------     -------------
                                                                    2,142,633           681,430
                                                                -------------     -------------
LONG-TERM DEBT..............................................        8,670,000         9,435,000
                                                                -------------     -------------
PARTNERS' CAPITAL:
  Managing Partner..........................................          968,542         1,026,159
  Investing Partners (1,238.3 units outstanding)............        2,310,160         3,148,503
                                                                -------------     -------------
                                                                    3,278,702         4,174,662
                                                                -------------     -------------
                                                                $  14,091,335     $  14,291,092
                                                                =============     =============

  The accompanying notes to financial statements are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
REVENUES:
  Oil and gas sales.................................................  $2,804,885     $5,146,660
  Interest income...................................................          --          1,946
                                                                      ----------     ----------
                                                                       2,804,885      5,148,606
                                                                      ----------     ----------
EXPENSES:
  Depreciation, depletion and amortization..........................     875,627      1,349,296
  Lease operating...................................................     236,059        145,121
  Administrative....................................................     132,499        130,210
  Financing costs:
     Interest expense...............................................     146,242        172,142
     Amortization of deferred financing costs.......................      14,584         15,000
                                                                      ----------     ----------
                                                                       1,405,011      1,811,769
                                                                      ----------     ----------
NET INCOME..........................................................  $1,399,874     $3,336,837
                                                                      ==========     ==========
Net income allocated to:
  Managing Partner..................................................  $  380,697     $  793,040
  Investing Partners................................................   1,019,177      2,543,797
                                                                      ----------     ----------
                                                                      $1,399,874     $3,336,837
                                                                      ==========     ==========
NET INCOME PER WEIGHTED AVERAGE INVESTING
  PARTNER UNIT......................................................  $      823     $    1,967
                                                                      ==========     ==========
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING................     1,238.3        1,293.1
                                                                      ==========     ==========

  The accompanying notes to financial statements are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................  $ 1,399,874     $ 3,336,837
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.....................      875,627       1,349,296
     Amortization of deferred financing costs.....................       14,584          15,000
  Changes in operating assets and liabilities:
     Increase in prepaid financing costs and other................           --          (6,434)
     Decrease in accrued revenues receivable......................      362,028          95,289
     Decrease in accrued operating expenses.......................      (13,973)        (66,717)
     Increase in payable to Apache................................    1,636,906         248,169
                                                                    -----------     -----------
          Net cash provided by operating activities...............    4,275,046       4,971,440
                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties.............................     (590,984)       (198,299)
  Non-cash portion of net oil and gas property additions..........     (161,731)        (14,548)
  Decrease (increase) in drilling advances........................     (461,497)         75,189
                                                                    -----------     -----------
          Net cash used by investing activities...................   (1,214,212)       (137,658)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Investing Partners.............................   (1,857,520)     (3,879,150)
  Distributions to Managing Partner, net..........................     (438,314)       (954,632)
  Payments of long-term debt......................................     (765,000)             --
                                                                    -----------     -----------
          Net cash used by financing activities...................   (3,060,834)     (4,833,782)
                                                                    -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........................           --              --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................          104             104
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................  $       104     $       104
                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest (net of amount
     capitalized).................................................  $   154,242     $   159,686
                                                                    ===========     ===========


  The accompanying notes to financial statements are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

                                                        MANAGING       INVESTING
                                                        PARTNER        PARTNERS          TOTAL
                                                       ----------     -----------     -----------
BALANCE, DECEMBER 31, 1993...........................  $1,284,426     $ 2,049,932     $ 3,334,358
Distributions, net...................................    (954,632)     (3,879,150)     (4,833,782)
Net income...........................................     793,040       2,543,797       3,336,837
                                                       ----------     -----------     -----------
BALANCE, MARCH 31, 1994..............................  $1,122,834     $   714,579     $ 1,837,413
                                                       ==========     ===========     ===========

BALANCE, DECEMBER 31, 1994...........................  $1,026,159     $ 3,148,503     $ 4,174,662
Distributions, net...................................    (438,314)     (1,857,520)     (2,295,834)
Net income...........................................     380,697       1,019,177       1,399,874
                                                       ----------     -----------     -----------
BALANCE, MARCH 31, 1995..............................  $  968,542     $ 2,310,160     $ 3,278,702
                                                       ==========     ===========     ===========

  The accompanying notes to financial statements are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The financial statements included herein have been prepared by the Apache Offshore Investment Partnership (Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-K.

2. Accrued expenses payable at March 31, 1995, primarily represented operating expense accrued in February and March that will be paid in April.

3. The payable to/receivable from Apache Corporation (Apache) represents the net result of the investing partners revenue and expenditure transactions in the current month. Cash in this amount will normally be transferred to/from Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Oil and gas sales of $2,805,000 in the first quarter of 1995 decreased by $2,342,000, or 46 percent, when compared to the first quarter of 1994. This decrease was the result of lower production ($1,288,000 from gas and $226,000 from oil), and a lower realized gas price ($999,000) partially offset by an increase in realized oil price ($171,000). The properties particularly affected by the decreases were Matagorda Island 681/682 ($1,021,000), South Pass 83 ($440,000), Ship Shoal 258/259 ($383,000), North Padre Island 969/976 ($239,000)
and West Cameron 368 ($134,000). On an energy equivalent basis, using one barrel of oil as the equivalent of 6,000 cubic feet of natural gas (6 Mcf), oil production represented 16 percent of production for the first quarter of 1995 and 1994.

     The average oil and natural gas prices received during the first quarter of 1995 were $16.86 per barrel and $1.41 per Mcf, respectively. This represents a 33-percent increase in oil prices and 28-percent decrease in natural gas prices when compared to the first quarter of 1994. As a result of the price fluctuations, oil and condensate accounted for 28 percent of 1995 oil and gas sales, compared to 16 percent in 1994. The Partnership is not in a position to predict future oil and gas prices.

     The average oil and natural gas production during 1995 was 516 barrels per day and 15,943 Mcf per day, respectively. This represented a 27-percent decrease in oil production and a 30-percent decrease in gas production when compared to the first quarter of 1994. The decreases were the result of natural depletion, primarily at Matagorda Island 681/682 and production being shut-in while performing a recompletion at North Padre Island 969. In addition, 1994 production from Ship Shoal 259 was boosted by the Partnership making-up gas imbalances from joint owners.

     Depreciation, depletion and amortization (DD&A) expense decreased 35 percent from a year ago. The Partnership's DD&A rate, expressed as a percentage of sales, increased to 31 percent for the first quarter of 1995 from 26 percent of sales for the first quarter of 1994. The year to year increase in the DD&A rate is primarily a result of lower gas prices.

     First quarter 1995 lease operating expense of $236,000 increased by $91,000, or 63 percent from last year. Workover costs on South Timbalier 295 and High Island A-6 in the first quarter of 1995 boosted this year's operating expense.

     Administrative expense in the first quarter of 1995 increased by $2,000, or two percent, as compared to the first quarter of 1994 due to a slight increase in legal expenses.

     Interest expense in the first quarter of 1995 declined $26,000, or 15 percent, when compared to the same period in 1994, as a result of reduced levels of debt. The Partnership's outstanding debt decreased to $8,670,000 at March 31, 1995, from $14,790,000 at March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary capital resources are net cash provided by operating activities and proceeds from financing activities.

     Net cash generated from operating activities for the first quarter of 1995 decreased $696,000, or 14 percent, from a year ago to $4,275,000. The decline was the result of lower oil and gas sales coupled with higher levels of operating costs. The balance of the decrease related to changes in operating asset and liability accounts during the periods covered. Future cash flows will be influenced by product prices and production constraints and are not presently ascertainable.

     At March 31, 1995, the available commitment under the Partnership's reducing revolving credit facility was $15,300,000, of which $8,670,000 was outstanding. The commitment reduces by $1,275,000 per quarter beginning in October 1995, with the outstanding balance to be fully repaid by July 1998. The Partnership must comply with certain cash flow and oil and gas reserve tests under the terms of the credit facility, and failure to comply will result in mandatory principal payments in amounts sufficient to meet the tests. The Partnership has met the tests each year since the inception of the credit facility in 1992. Based on current pricing and its reserve base, the Partnership anticipates meeting future tests and does not expect to have an acceleration of principal payments. The Partnership is not subject to any financial ratio requirements. Apache is contingently liable for obligations of the Partnership under the credit facility and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at March 31, 1995. The credit facility had an average rate of interest of 6.88 percent during the first quarter of 1995 which compares to an average rate of 4.38 percent a year ago. The Partnership will attempt to maintain availability under its credit facility as cushion for unforeseen expenditures and contingencies.

     It is expected that cash available under the Partnership's credit facility, Managing Partner contributions, and net cash flows from operating activities will be sufficient to meet the Partnership's liquidity needs through the end of 1996. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek short-term interest-bearing advances from the Managing Partner.

     The Partnership's primary needs for cash are for operating expenses, repayment of principal and interest on outstanding debt, drilling and recompletion expenditures, distributions to Investing Partners and the purchase of Units offered by Investing Partners under the right of presentment.

     During 1995, the Partnership's oil and gas property additions totaled $591,000. Additions largely related to drilling activities at the now completed East Cameron 60 # A-5 well. Based on recent information provided by the operators of the properties in which the Partnership has an interest, the Partnership anticipates oil and gas property additions of approximately $2 million in 1995. Such estimates may change based on realized prices, drilling results or changes to the plans by the operators.

     The Partnership made a $1,500 per-unit distribution during March 1995, and intends to make another distribution in the second half of 1995. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, debt service requirements, as well as, drilling and recompletion expenditures.

     An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be repurchased for cash. As a result of the two 1994 presentment periods, the Partnership acquired approximately 55 Units for a total of $738,000 in cash. The first right of presentment offer for 1995 of $10,770 per Unit was made to the Investing Partners on April 28, 1995. The actual payment will increase by interest calculated from April 28 to the date of payment. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1995 and cannot, at this time, determine if the partnership will have sufficient funds available for the purpose of repurchasing Units.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits -- None.

     b. Reports filed on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          APACHE OFFSHORE INVESTMENT
                                            PARTNERSHIP
                                          By: Apache Corporation, General
                                          Partner

Dated: May 12, 1995                                        /s/  MARK A. JACKSON
                                              -----------------------------------------------
                                                              Mark A. Jackson
                                                          Vice President, Finance

Dated: May 12, 1995                                         /s/  R. KENT SAMUEL
                                              -----------------------------------------------
                                                              R. Kent Samuel
                                                  Controller and Chief Accounting Officer