Form 10-Q
period 1995-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1995-08-14
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    ----------


Commission file number  0-13546
                       ----------

                    APACHE OFFSHORE INVESTMENT PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              41-1464066
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                                  77056-4400
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code                (713) 296-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X       NO
    -----        -----

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 BALANCE SHEET
                                  (Unaudited)

                                                                           June 30,              December 31,
                                                                             1995                    1994
                                                                        ---------------         --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $           104         $          104
  Accrued revenues receivable                                                 1,869,529              2,029,284
  Drilling advances                                                             319,828                     --
  Prepaid financing costs and other                                                  --                 14,583
                                                                        ---------------         --------------
                                                                              2,189,461              2,043,971
                                                                        ---------------         --------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
  Proved properties                                                         160,790,867            158,926,380
  Less - accumulated depreciation,
    depletion and amortization                                             (148,597,441)          (146,679,259)
                                                                        ---------------         --------------
                                                                             12,193,426             12,247,121
                                                                        ---------------         --------------

                                                                        $    14,382,887         $   14,291,092
                                                                        ===============         ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accrued expenses payable                                              $       689,364         $      363,209
  Payable to Apache Corporation                                                 946,053                318,221
                                                                        ---------------         --------------
                                                                              1,635,417                681,430
                                                                        ---------------         --------------

LONG-TERM DEBT                                                                8,670,000              9,435,000
                                                                        ---------------         --------------

PARTNERS' CAPITAL:
  Managing Partner                                                              905,951              1,026,159
  Investing Partners (1,230.5 and 1,238.3 units
    outstanding, respectively)                                                3,171,519              3,148,503
                                                                        ---------------         --------------
                                                                              4,077,470              4,174,662
                                                                        ---------------         --------------

                                                                        $    14,382,887         $   14,291,092
                                                                        ===============         ==============





                  The accompanying notes financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                    For the Quarter                   For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                            -----------------------------       -----------------------------
                                                               1995             1994                1995            1994
                                                            ------------     ------------       ------------     ------------
REVENUES:
  Oil and gas sales                                         $  3,008,827     $  4,901,659       $  5,813,712     $ 10,048,319
  Interest income                                                     --               --                 --            1,946
                                                            ------------     ------------       ------------     ------------
                                                               3,008,827        4,901,659          5,813,712       10,050,265
                                                            ------------     ------------       ------------     ------------

EXPENSES
  Depreciation, depletion
   and amortization                                            1,042,555        1,354,103          1,918,182        2,703,399
  Lease operating                                                356,814          190,235            592,873          335,356
  Administrative                                                 132,501          129,788            265,000          259,998
  Financing costs:
    Interest expense                                             148,724          185,150            294,967          357,292
    Amortization of deferred
      financing costs                                                 --           15,000             14,583           30,000
                                                            ------------     ------------       ------------     ------------
                                                               1,680,594        1,874,276          3,085,605        3,686,045
                                                            ------------     ------------       ------------     ------------

NET INCOME                                                  $  1,328,233     $  3,027,383       $  2,728,107     $  6,364,220
                                                            ============     ============       ============     ============

Allocated to:
  Managing Partner                                          $    380,856     $    754,143       $    761,553     $  1,547,183
  Investing Partners                                             947,377        2,273,240          1,966,554        4,817,037
                                                            ------------     ------------       ------------     ------------
                                                            $  1,328,233     $  3,027,383       $  2,728,107     $  6,364,220
                                                            ============     ============       ============      ===========

NET INCOME PER WEIGHTED
 AVERAGE INVESTING PARTNER UNIT                             $        766     $      1,758       $      1,589     $      3,725
                                                            ============     ============       ============     ============

WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING                                               1,237.0          1,293.1            1,237.7          1,293.1
                                                            ============     ============       ============     ============





                  The accompanying notes financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                             ----------------------------------
                                                                                 1995                 1994
                                                                             ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $  2,728,107         $   6,364,220
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation, depletion and amortization                                  1,918,182             2,703,399
      Amortization of deferred financing costs                                     14,583                30,000
  Changes in operating assets and liabilities:
      Increase in prepaid financing costs and other                                    --               (35,335)
      Decrease (increase) in accrued revenues receivable                          159,755               459,276
      Increase (decrease) in accrued operating expenses                             2,090              (211,387)
      Increase (decrease) in payable to Apache Corporation                        627,832            (1,010,862)
                                                                             ------------         -------------

                 Net cash provided by operating activities                      5,450,549             8,299,311
                                                                             ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                                          (1,864,487)             (375,138)
  Non-cash portion of net oil and gas property additions                          324,065                 1,758
  (Increase) decrease in drilling advances                                       (319,828)               76,434
                                                                             ------------         -------------

                 Net cash used by investing activities                         (1,860,250)             (296,946)
                                                                             ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of Partnership Units                                                (86,018)                   --
  Distributions to Managing Partner, net                                         (881,761)           (1,748,215)
  Distributions to Investing Partners                                          (1,857,520)           (3,879,150)
  Payments of long-term debt                                                     (765,000)           (1,700,000)
                                                                             ------------         -------------

                 Net cash used by financing activities                         (3,590,299)           (7,327,365)
                                                                             ------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   --               675,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          104                   104
                                                                             ------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $        104         $     675,104
                                                                             ============         =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                     $    303,965         $     353,229
                                                                             ============         =============





                  The accompanying notes financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)


                                                             Managing             Investing
                                                             Partner              Partners              Total
                                                         ---------------       ---------------      -------------
BALANCE, DECEMBER 31, 1993                               $     1,284,426       $     2,049,932      $   3,334,358

    Distributions, net                                        (1,748,215)           (3,879,150)        (5,627,365)

    Liability to purchase Units                                        -              (689,075)          (689,075)

    Net income                                                 1,547,183             4,817,037          6,364,220
                                                         ---------------       ---------------      -------------

BALANCE, JUNE 30, 1994                                   $     1,083,394       $     2,298,744      $   3,382,138
                                                         ===============       ===============      =============


BALANCE, DECEMBER 31, 1994                               $     1,026,159       $     3,148,503      $   4,174,662

    Distributions, net                                          (881,761)           (1,857,520)        (2,739,281)

    Acquisition of Units                                               -               (86,018)           (86,018)

    Net income                                                   761,553             1,966,554          2,728,107
                                                         ---------------       ---------------      -------------

BALANCE, JUNE 30, 1995                                   $       905,951       $     3,171,519      $   4,077,470
                                                         ===============       ===============      =============


                  The accompanying notes financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. The financial statements included herein have been prepared by the Apache Offshore Investment Partnership (Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-K.

2. Accrued expenses payable at June 30, 1995, primarily represented operating and drilling costs accrued in May and June that will be paid in July.

3. The payable to/receivable from Apache Corporation (Apache) represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Cash in this amount will normally be transferred to/from Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

The Partnership reported net income of $1,328,233 for the second quarter of 1995 compared to $3,027,383 for the same period last year. The primary factor that contributed to lower earnings was a 27-percent decline in gas production which reduced revenues by $1,007,439.

Earnings for the first six months of 1995 totaled $2,728,107 compared to $6,364,220 during the first half of 1995. Lower gas production compared to a year ago negatively impacted revenues by $2,291,136.


RESULTS OF OPERATIONS

Volume and price information for the Partnership's 1995 and 1994 second quarter and first six months oil and gas production is summarized in the following tables:

                                         For the Quarter                     For the Six Months
                                         Ended June 30,                        Ended June 30,
                                      -------------------    Increase       --------------------    Increase
                                        1995        1994    (Decrease)        1995         1994    (Decrease)
                                      -------     -------   ----------      -------      -------   ----------
Gas Volume - Mcf per day               15,226      20,914     (27%)          15,583       21,820      (29%)

Average Gas Price - per Mcf           $  1.58     $  1.95     (19%)         $  1.49      $  2.03      (27%)

Oil Volume - Barrels per day              502         793     (37%)             509          750      (32%)

Average Oil Price - Per barrel         $17.90      $16.59       8%           $17.38       $14.98       16%


Oil and gas sales for the second quarter of 1995 declined 39 percent to $3,008,827 from the second quarter of 1994. For the first six months of 1995, oil and gas sales of $5,813,712 were 42 percent below the same period in 1994. This was primarily due to the decline in gas production and prices in the first quarter and first six months of 1995 as compared to 1994.

Second quarter gas sales of $2,190,667 fell $1,513,451, or 41 percent, from the same period last year. The Partnership's second quarter gas production of 15,226 Mcfd dropped 27 percent due primarily to natural depletion at North Padre Island 969 and Matagorda Island 681. Sales were negatively affected by $1,007,439 due to the decline in production. Natural gas prices realized by the Partnership fell 19 percent from the second quarter of 1994, resulting in a $506,012 decline in revenues.

Gas sales declined 47 percent to $4,212,968 for the six month period of 1995, compared to $8,014,714 in 1994. The Partnership produced 6,237 Mcfd less during the first half of 1995 as compared to the same period in 1994. The 29-percent decrease in gas production was primarily the result of natural decline at North Padre Island 969 and Matagorda Island 681. The volume decrease negatively impacted sales by $2,291,136. A 27-percent drop in realized gas prices resulted in $1,510,610 of lower sales. The Partnership's realized gas price of $1.49 per Mcf during the first half of 1995 was $.54 per Mcf lower than last year's price of $2.03 per Mcf during the same period.

Oil sales of $818,160 for the 1995 second quarter were $379,383, or 32 percent lower than the previous year as a result of lower oil production. In addition to natural declines, production at South Timbalier 295 was shut-in to perform workovers. This decrease in production negatively impacted sales by $439,199. A $1.31 increase in the Partnership's average realized oil price positively impacted 1995 sales by $59,816.

For the first six months of 1995, oil sales decreased 21 percent to $1,600,744 compared to $2,033,605 for the same period a year ago. In the first half of 1995, oil production fell 32 percent as a result of shutting in production at South Timbalier 295 to perform workovers. Oil revenues were negatively impacted by $653,561 due to the decline in production volumes, offset by an increase of $220,700 as a result of the $2.40 per barrel rise in realized oil prices.

Depreciation, depletion and amortization (DD&A) expense increased 29 percent from a year ago in spite of year-to-year production and sales decreases. The Partnership's DD&A rate, expressed as a percentage of sales, increased from 27 percent the first six months of 1994 to 33 percent the first six months of 1995. The year to year increase in DD&A rate is primarily a result of lower gas prices.

Lease operating expense of $592,873 increased by $257,517, or 77 percent, during the first six months of 1995 compared to the first six months of 1994. This increase was largely the result of higher workover costs incurred in 1995 versus a year ago. During the first six months of 1995, the Partnership spent approximately $240,000 on workovers in the East Cameron 60 field to maintain production from those wells. During the second quarter 1995, lease operating expense increased by $166,579, or 88 percent, when compared to the second quarter of 1994.

Administrative expense in the first six months of 1995 increased by $5,002, or two percent, when compared to the first six months of 1994. Administrative expenses for the calendar year 1995 are expected to be comparable to 1994.

Interest expense in the first six months of 1995 declined $62,325, or 17 percent, when compared to the same period in 1994. The decrease resulted from reduced levels of debt, partially offset by increased interest rates. The Partnership's outstanding debt decreased from $13,090,000 at June 30, 1994, to $8,670,000 at June 30, 1995.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary capital resources are net cash provided by operating activities and proceeds from financing activities.

Net cash generated from operating activities of $5,450,549 for the first six months of 1995 decreased $2,848,762, or 34 percent, from a year ago. The decline was the result of lower oil and gas sales coupled with higher levels of operating costs. The balance of the decrease related to changes in operating asset and liability accounts during the periods covered.

At June 30, 1995, the available commitment under the Partnership's reducing revolving credit facility was $15,300,000, of which $8,670,000 was outstanding. The commitment reduces by $1,275,000 per quarter beginning in October 1995, with the outstanding balance to be fully repaid by July 1998. The Partnership must comply with certain cash flow and oil and gas reserve tests under the terms of the credit facility, and failure to comply will result in mandatory principal payments in amounts sufficient to meet the tests. The Partnership has met the tests each year since the inception of the credit facility in 1992. Based on current pricing and its reserve base, the Partnership anticipates meeting future tests and does not expect to have an acceleration of principal payments. The Partnership is not subject to any financial ratio requirements; however, Apache is contingently liable for obligations of the Partnership under the credit facility and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at June 30, 1995. The credit facility had an average rate of interest of 6.83 percent during the second quarter of 1995 which compares to an average rate of
4.79 percent a year ago. The Partnership will attempt to maintain availability under its credit facility as cushion for unforeseen expenditures and contingencies.

During July 1995, production from the Roberto field was shut-in for 17 days for the installation of compression equipment which is intended to increase the field's current gas producing capacity and increase the ultimate quantity of recoverable reserves. The shut-in of the field, the Partnership's largest producing property, reduced the Partnership's July 1995 production and revenues by approximately 130,000 Mcf and $250,000, respectively. Since production from the field is currently being restored and the equipment tested, the Partnership is not able to quantify the impact on August 1995 production and revenues. The Partnership's future cash flow will be influenced by product prices and future production constraints which are not presently ascertainable.

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

During 1995, the Partnership's oil and gas property additions totaled $1,864,487. Additions largely related to drilling activities at the now completed East Cameron 60 # A-5 well, in addition to recompletions performed at South Timbalier 295 and Ship Shoal 259. Based on information provided by the operators of the properties in which the Partnership has an interest, the Partnership anticipates oil and gas property additions of approximately $2.5 million in 1995. Such estimate may change based on realized prices, drilling results or changes to the plans by the operators.

The Partnership made a $1,500 per-Unit distribution during March 1995, and expects to make another distribution in the second half of 1995. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, debt service requirements, as well as, drilling and recompletion expenditures.

An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be repurchased for cash. As a result of the two presentment periods in 1994, the Partnership acquired approximately 55 Units for a total of $738,000 in cash. The first right of presentment offer for 1995 of $10,391 per Unit, plus interest to the date of payment, was made to the Investing Partners on April 28, 1995. As a result, the Partnership acquired an additional 7.9 Units for a total of $86,018 in cash. As provided in the Partnership Agreement, Investing Partner's will have a second right of presentment during the fourth quarter of 1995, based on a valuation date of June 30, 1995. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1995 and cannot, at this time, determine if the Partnership will have sufficient funds available for repurchasing Units.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             27.1 Financial Data Schedule.

         b.  Reports on Form 8-K - None.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        By:  Apache Corporation, General Partner



Dated:  August 14, 1995                 /s/ Mark A. Jackson
                                        --------------------------------------
                                        Mark A. Jackson
                                        Vice President, Finance


Dated:  August 14, 1995                 /s/ R. Kent Samuel
                                        --------------------------------------
                                        R. Kent Samuel
                                        Controller and Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27.1         Financial Data Schedule.
