Form 10-Q
period 1995-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1995-11-13
CIK 727538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
           		                  ---------------    --------------------

Commission file number   0-13546
                       ---------


              APACHE OFFSHORE INVESTMENT PARTNERSHIP
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware					                                    41-1464066
----------------------------------------------------------------------
(State or other jurisdiction of		             (I.R.S. Employer
 incorporation or organization		            Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                   	77056-4400
-------------------------------------------------------------------------
(Address of Principal Executive Offices              			(Zip Code)

Registrant's Telephone Number, Including Area Code   	(713) 296-6000
-------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES	X	NO
    ---	   ---

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
BALANCE SHEET
(Unaudited)

                                                	September 30,	  	December 31,
                                                	    1995    		      1994
                                               	-------------	   -------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents	                    $        	104 	  $        	104
  Accrued revenues receivable		                     2,003,464	   	   2,029,284
  Receivable from Apache Corporation		                239,197            	 	--
  Drilling advances		                                 233,458             		--
  Prepaid financing costs and other		                      --		         14,583
                                                 	------------   	------------
		                                                  2,476,223		      2,043,971
                                                 	------------   	------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
  Proved properties		                             161,807,915	    	158,926,380
  Less: accumulated depreciation,
    depletion and amortization		                 (149,770,846)  		(146,679,259)
                                                	------------    	------------
		                                                 12,037,069		     12,247,121
                                                	------------    	------------

	                                                $	14,513,292	   $	 14,291,092
                                                	============    	============

LIABILITIES AND PARTNERS CAPITAL

CURRENT LIABILITIES:
  Accrued expenses payable	                      $   	872,268	   $    	363,209
  Payable to Apache Corporation		                          --		        318,221
  Distribution payable		                              921,348		             --
                                               	-------------    	------------
		                                                  1,793,616		        681,430
                                               	-------------    	------------

LONG-TERM DEBT		                                    8,670,000		      9,435,000
                                               	-------------	    ------------
PARTNERS CAPITAL:
  Managing Partner		                                  853,315		      1,026,159
  Investing Partners (1,228.5 and 1,238.3
    Units outstanding, respectively)		              3,196,361		      3,148,503
                                               	-------------    	------------
		                                                  4,049,676		      4,174,662
                                               	-------------	    ------------
	                                                $	14,513,292	  $  	14,291,092
                                               	=============	    ============

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF OPERATIONS
(Unaudited)

                             	    For the Quarter     		   For the Nine Months
                              	  Ended September 30,  		   Ended September 30,
                              	------------------------	-------------------------
                              	   1995   	 	   1994    		   1995    		   1994
                              	-----------		-----------	 -----------		-----------

REVENUES:
  Oil and gas sales	           $ 3,132,379	 $ 3,808,576 	$ 	8,946,091	$	13,856,895
  Interest income		                     --		      1,129		         --		      3,075
                              	-----------	  ----------		-----------	------------
		                               3,132,379		  3,809,705		  8,946,091		 13,859,970
                              	----------- 	----------- 	-----------	------------

EXPENSES
  Depreciation, depletion
    and amortization		           1,173,405  		1,110,314		  3,091,587		  3,813,713
  Lease operating		                252,048		    181,660		    844,921		    517,016
  Administrative		                 132,500		    130,002		    397,500		    390,000
  Financing costs:
    Interest expense		             149,757		    170,275		    444,724		    527,567
    Amortization of deferred
      financing costs		                 --		     15,000 		    14,583     		45,000
                               	----------- 	----------- 	-----------	------------
		                               1,707,710		  1,607,251		  4,793,315		   5,293,296
                               	-----------		---------- 		-----------	------------


NET INCOME	                    $	1,424,669	 $ 2,202,454	 $	4,152,776 	$	 8,566,674
                              	=========== 	===========	 =========== 	============

Allocated to:
  Managing Partner	            $	  456,372	 $  	551,700	 $	1,217,925	 $	2,098,883
  Investing Partners		             968,297  		1,650,754		  2,934,851		  6,467,791
                              	----------- 	-----------	 ----------- 	------------
	                              $	1,424,669	 $	2,202,454	 $	4,152,776	 $	8,566,674
                              	=========== 	=========== 	=========== 	============

NET INCOME PER WEIGHTED
 AVERAGE INVESTING PARTNER UNIT$      	788	 $	    1,323	 $	   2,377	 $	     5,062
                              	=========== 	=========== 	============	============

WEIGHTED AVERAGE INVESTING
 PARTNER UNITS OUTSTANDING		       1,229.1		    1,247.4		   1,234.8		     1,277.8
                              	===========	 =========== 	============	============

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CASH FLOWS
(Unaudited)

                                                  		     For the Nine Months
                                                   		     Ended September 30,
                                                    		-----------------------------
                                                          1995    		    1994
                                                    		-------------		------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income	                                         $ 	4,152,776	$	 8,566,674
  Adjustment to reconcile net income to
   net cash provided by operating activities:
    Depreciation, depletion and amortization		           3,091,587		  3,813,713
    Amortization of deferred financing costs		              14,583		     45,000
  Changes in operating assets and liabilities:
    Increase in prepaid financing costs and other		             --		    (35,335)
    Decrease in accrued revenues receivables		              25,820		  1,068,916
    Increase in payable to Apache Corporation	           	(557,418)		(1,314,368)
                                                   		--------------		-------------

	Net cash provided by operating activities		             6,727,348		 12,144,600
                                                   		--------------		------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties		                 (2,881,535)		  (727,340)
  Increase (decrease) in accrued expenses payable		        509,059		   (174,677)
  (Increase) decrease in drilling advances		              (233,458)		    76,434
                                                   		--------------		------------

	Net cash used by investing activities		                (2,605,934)		  (825,583)
                                                    		--------------		------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of Partnership Units		                      (108,125)	  	(629,881)
  Distributions to Managing Partner, net	              	(1,390,769) 	(2,352,710)
  Distributions to Investing Partners		                 (1,857,520)		(3,879,150)
  Payments of long-term debt	                            	(765,000)		(3,655,000)
                                                    		--------------		------------

	Net cash used by financing activities		                (4,121,414)		(10,516,741)
                                                    		--------------		------------

NET INCREASE IN CASH AND CASH EQUIVALENTS		                     --		     802,276

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		                 104		         104
                                                     		--------------		------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	              $	      104 	$   	802,380
                                                   		==============		============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest	              $  	451,024	$     523,483
                                                   		==============		============

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS CAPITAL
 (Unaudited)

                                       	  Managing		  Investing
                                       	  Partner  		  Partners  	   Total
                                       	----------		-----------  	-----------

BALANCE, DECEMBER 31, 1993	            $	1,284,426	 $	2,049,932	 $	3,334,358

	Distributions, net		                   (2,352,710)		(3,879,150)		(6,231,860)

	Distribution payable		                         --	 	(1,871,074)		(1,871,074)

	Acquisition of Partnership Units	             	--		   (629,881)	  	(629,881)

	Net income		                            2,098,883		  6,467,791	  	8,566,674
                                     		----------- 	----------- 	-----------

BALANCE, SEPTEMBER 30, 1994	           $	1,030,599 	$	2,137,618	 $	3,168,217
                                      	=========== 	===========	 ===========



BALANCE, DECEMBER 31, 1994	            $	1,026,159	 $	3,148,503	$	4,174,662

	Distributions, net		                   (1,390,769)		(1,857,520)	(3,248,289)

	Distribution payable		                         --		   (921,348)		 (921,348)

	Acquisition of Partnership Units		             --		   (108,125)		 (108,125)

	Net income		                            1,217,925		  2,934,851		 4,152,776
                                     		----------- 	-----------	 -----------

BALANCE, SEPTEMBER 30, 1995	            $  853,315 	$	3,196,361	$	4,049,676
                                      	=========== 	=========== 	===========

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



1. The financial statements included herein have been prepared by the Apache Offshore Investment Partnership (Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnerships latest annual report on Form 10-K.

2. Accrued expenses payable at September 30, 1995 primarily represented operating and drilling costs accrued in August and September that will be paid in October.

3. The payable to/receivable from Apache Corporation (Apache) represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Cash in this amount will be transferred to/from Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
	RESULTS OF OPERATIONS

FINANCIAL RESULTS

The Partnership reported net income of $1,424,669 for the third quarter of 1995 compared to $2,202,454 for the same period last year. The primary factors that contributed to lower earnings were a 10-percent decline in gas production which reduced revenues by $268,663 and a 12-percent decrease in gas prices which reduced revenues by $295,748.

Earnings for the first nine months of 1995 totaled $4,152,776 compared to $8,566,674 during the first nine months of 1995. Lower gas production and prices compared to a year ago negatively impacted revenues by $2,475,695 and $1,890,462, respectively.


RESULTS OF OPERATIONS

Volume and price information for the Partnerships oil and gas production for 1995 and 1994 third quarter and first nine months for 1995 and 1994, respectively, is summarized in the following table:


                              	   For the Quarter	              	For the Nine Months
                                	Ended September 30, Increase  	Ended September 30, Increase
                                 	 1995  	 1994     (Decrease)    1995   1994	     (Decrease)

Gas Volume - Mcf per day		        16,358		18,130	     	(10%)	   	15,844		20,576	     	(23%)

Average Gas Price - per Mcf	     $	 1.45 $ 	1.65      	(12%)	   $ 	1.48	$ 	1.92	     	(23%)

Oil Volume - Barrels per day		       640		   677	      	(5%)		      553		   725		      (24%)

Average Oil Price - Per barrel		 $ 16.10	$ 17.00	      	(5%)	   $ 16.88	$ 15.62	        	8%



Oil and gas sales for the third quarter of 1995 declined 18 percent to $3,132,379 from the third quarter of 1994. For the first nine months of 1995, oil and gas sales of $8,946,091 were 35 percent below the same period in 1994. This was primarily due to the decline in gas production and prices in the first quarter and first nine months of 1995 as compared to 1994.

Third quarter gas sales of $2,184,519 fell $564,411, or 21 percent, from the same period last year. The Partnership's third quarter gas production of 16,358 Mcfd dropped 10 percent due largely to downtime for the installation of a new compressor at Matagorda Island 681. Sales were negatively affected by $268,663 due to the Partnership's decline in production. Natural gas prices realized by the Partnership fell 12 percent from the third quarter of 1994, resulting in a $295,748 decline in revenues.

Gas sales declined 41 percent to $6,397,487 for the nine month period of 1995, compared to $10,763,644 in 1994. The Partnership produced 4,732 Mcfd less during the first nine months of 1995 as compared to the same period in 1994. The 23-percent decrease in gas production was primarily the result of natural decline at North Padre Island 969 and the impact of shutting-in the Matagorda Island 681 wells for the installation of the new compressor. The volume decrease negatively impacted sales by $2,475,695. A 23-percent drop in realized gas prices resulted in $1,890,462 of lower sales.
 The Partnership's realized gas price of $1.48 per Mcf during the first nine months of 1995 was $.44 per Mcf lower than last year's price of $1.92 per Mcf during the same period.

During July 1995, production from the Roberto field (including Mustang Island 681) was shut-in for 17 days for the installation of compression equipment which is intended to increase the field's current gas producing capacity and the ultimate quantity of recoverable reserves. The shut-in of the field, which is the Partnership's largest producing property, reduced Roberto's July 1995 production to 2,254 Mcfd. After a slow ramping up of production in August, September's production increased to 6,623 Mcfd.

Oil sales of $947,860 for the 1995 third quarter were $111,786, or 11 percent lower than the previous year as a result of lower oil production. In addition to natural declines, production at South Timbalier 295 was shut-in to perform a recompletion program. The Partnership's five percent decline in production negatively impacted sales by $58,825. A $.90 decrease in the Partnership's average realized oil price negatively impacted third quarter 1995 sales by $52,961.

For the first nine months of 1995, oil sales decreased 18 percent to $2,548,604 compared to $3,093,251 for the same period a year ago. In the first nine months of 1995, oil production fell 24 percent as a result of shutting-in production at South Timbalier 295 to perform recompletions and due to natural depletion. Oil revenues were negatively impacted by $735,306 due to the decline in production volumes, offset by an increase of $190,659 as a result of the $1.26 per barrel rise in realized oil prices.

Depreciation, depletion and amortization (DD&A) expense decreased 19 percent from a year ago due to year-to-year production and sales decreases. The Partnership's DD&A rate, expressed as a percentage of sales, increased from 28 percent the first nine months of 1994 to 35 percent for the first nine months of 1995. This year-to-year increase in the DD&A rate is primarily a result of lower gas prices.

Lease operating expense of $844,921 increased by $327,905, or 63 percent, during the first nine months of 1995 compared to the first nine months of 1994. This increase was largely the result of higher workover costs. During the first nine months of 1995, the Partnership spent approximately $255,000 on workovers in the East Cameron 60 field to maintain production from those wells. During the third quarter 1995, lease operating expense increased by $70,388, or 39 percent, when compared to the third quarter of 1994.

Administrative expense in the first nine months of 1995 increased by $7,500, or two percent, when compared to the first nine months of 1994. Administrative expenses for the calendar year 1995 are expected to be comparable to 1994.

Interest expense in the first nine months of 1995 declined $82,843, or 16 percent, when compared to the same period in 1994. The decrease resulted from reduced levels of debt, partially offset by increased interest rates. The Partnership's outstanding debt decreased from $11,135,000 at September 30, 1994, to $8,670,000 at
September 30, 1995.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

The Partnership's primary needs for cash are for operating expenses, repayment of principal and interest on outstanding debt, drilling and recompletion expenditures, distributions to Investing Partners and the purchase of Units offered by Investing Partners under the right of presentment.

During 1995, the Partnership's oil and gas property additions totaled $2,881,535. Additions largely related to drilling activities at the now completed East Cameron 60 # A-5 well, in addition to recompletions performed at South Timbalier 295 and Ship Shoal 259. Recompletion activities generally involve the completion of previously tested behind-the-pipe zones or sands on which proved non-producing reserves have been assigned. Based on information provided by the operators of the properties in which the Partnership has an interest, the Partnership anticipates oil and gas property additions of approximately $3.5 million in 1995. Such estimate may change based on realized prices, drilling results or changes to the plans by the operators.

The Partnership made distributions of $1,500 and $750 per Unit in March and October 1995, respectively. No further distributions are planned for 1995. In 1994, distributions totaled $4,500 per Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, debt service requirements, as well as, drilling and recompletion expenditures.

An amendment to the Partnership Agreement adopted in February 1994 created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be repurchased for cash. As a result of the two presentment periods in 1994, the Partnership acquired approximately 55 Units for a total of $738,000 in cash. The first right of presentment offer for 1995 of $10,391 per Unit, plus interest to the date of payment, was made to the Investing Partners on April 28, 1995. As a result, the Partnership acquired an additional 9.8 Units for a total of $108,125 in cash. As provided in the Partnership Agreement, a second right of presentment offer of $10,114 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 27, 1995, based on a valuation date of June 30, 1995. The Partnership is not in a position to predict how many additional Units will be presented for repurchase during 1995; however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year, and the Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

Capital Resources and Liquidity

The Partnership's primary capital resources are net cash provided by operating activities and proceeds from financing activities.

Net cash generated from operating activities of $6,727,348 for the first nine months of 1995 decreased $5,417,252, or 45 percent, from a year ago. The decline was the result of lower oil and gas sales coupled with higher levels of operating costs. The balance of the decrease related to changes in operating asset and liability accounts during the periods covered.

The Partnership expects fourth quarter oil and gas production will reflect increases over the averages for the first nine months of 1995 due to the compression equipment installed at Matagorda Island 681 and the recompletions conducted by operators of other Partnership properties. The Partnership's independent petroleum engineers will review its proved reserves during the fourth quarter of 1995. The Partnership's future cash flow will be influenced by product prices and future production constraints which are not presently ascertainable.

At September 30, 1995, the available commitment under the Partnership's reducing revolving credit facility was $15,300,000, of which $8,670,000 was outstanding. The commitment reduces by $1,275,000 per quarter beginning in October 1995, with the outstanding balance to be fully repaid by July 1998. The Partnership must comply with certain cash flow and oil and gas reserve tests under the terms of the credit facility, and failure to comply will result in mandatory principal payments in amounts sufficient to meet the tests. The Partnership has met the tests each year since the inception of the credit facility in 1992.
Based on current pricing and its reserve base, the Partnership anticipates meeting future tests and does not expect to have an acceleration of principal payments. The Partnership is not subject to any financial ratio requirements; however, Apache is contingently liable for obligations of the Partnership and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at September 30, 1995. The credit facility had an average rate of interest of 6.62 percent during the third quarter of 1995 which compares to an average rate of 5.52 percent a year ago. The Partnership will attempt to maintain availability under the credit facility as cushion for unforeseen expenditures and contingencies.

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

a.   Exhibits -

27.1  Financial Data Schedule.

b.   Reports on Form 8-K - None.

SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              				APACHE OFFSHORE INVESTMENT PARTNERSHIP
                              				By:	Apache Corporation,	General Partner



Dated: November 13, 1995	         /s/ Mark A. Jackson
                               			Mark A. Jackson
                              				Vice President, Finance


Dated: November 13, 1995         	/s/ R. Kent Samuel
                               			R. Kent Samuel
                              				Controller and Chief Accounting Officer