Form 10-K
period 1995-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1996-04-01
CIK 727538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1995,
OR
[  ]	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
for the transition period from
to
					 --------------------	 -----------
- -----------

Commission file number 0-13546

Apache Offshore Investment Partnership

	A Delaware							IRS
Employer
	General Partnership						No.
41-1464066

One Post Oak Central
2000 Post Oak Boulevard, Suite 100
Houston, Texas  77056-4400

Telephone Number (713) 296-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
PARTNERSHIP UNITS

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
	----	---

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
	----

DOCUMENTS INCORPORATED BY REFERENCE:

	Portions of Apache Corporation's proxy statement relating to its 1996 annual meeting of shareholders have been incorporated by reference into Part III hereof.

- -------------------------------------------------------------------
- ------------



TABLE OF CONTENTS

DESCRIPTION

                                                                Item
                                                               	Page
- ----		                                                          ----

PART I

1.	BUSINESS			                                                       2
2.	PROPERTIES			                                                     5
3.	LEGAL PROCEEDINGS			                                              5
4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		             5

PART II

5.	MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
 		SECURITY HOLDER MATTERS			                                        6
6.	SELECTED FINANCIAL DATA			                                        6
7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	 	RESULTS OF OPERATIONS 			                                         7
8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA			                   11
9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
 		AND FINANCIAL DISCLOSURE			                                      25

PART III

10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT		            26
11.	EXECUTIVE COMPENSATION			                                       26
12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	 26
13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS			               26

PART IV

14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.27


	All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (bopd) and thousands of cubic feet of gas per day (Mcfd), respectively. With respect to information relating to the Partnership's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Partnership's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I

ITEM 1.	BUSINESS

General

	Apache Offshore Investment Partnership, is a Delaware general partnership organized in October 1983, with Apache Corporation (Apache), a Delaware corporation, as Managing Partner and public investors as Investing Partners. The Investing Partners purchased Units of Partnership Interests (Units) at $150,000 per Unit with five percent down and the balance in payments as called by the Registrant. As of December 31, 1995, a total of $85,000 had been called for each Unit. The Registrant believed the full $150,000 per Unit was not needed and fixed the total calls at $85,000 per Unit, as well as releasing the Investing Partners from liability for future calls. The Registrant invested, and will continue to invest, its entire capital as the sole limited partner in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership of which Apache is the sole general partner. The limited partnership conducts operations on behalf of the Registrant. The terms "Registrant" or "Partnership", as used hereafter, refer to either the general or limited partnership, as the case may be.

	The Registrant's business is the participation in exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. Except for the Matagorda Island interests, as described below, the Registrant acquired its oil and gas interests through the purchase of 85 percent of the working interests held by Apache as a participant in a venture (the Venture) with Shell Oil Company (Shell) and certain other companies. The Registrant owns working interests ranging from 2.20 percent to 7.08 percent in the Venture's properties.

	The Venture acquired substantially all of its oil and gas properties through bidding for leases offered by the federal government. The Venture members relied on Shell's knowledge and expertise in determining bidding strategies for the acquisitions. When Shell was successful in obtaining the properties, it generally billed participating members on a promoted basis (one-third for one-quarter) for the acquisition of exploratory leases and on a straight-up basis for the acquisition of leases defined as drainage tracts. All such bills were proportionately reduced to each members' working interest. The Registrant acquired an increased revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Registrant and Apache formed a joint venture to acquire Shell's 92.6-percent working interest in the blocks.

	Since it is not expected that the Venture will acquire any additional exploratory acreage, future acquisitions, if any, will be confined to those leases defined as drainage tracts. The current Venture members would pay their proportionate share of acquiring any drainage tracts on a non-promoted basis.

	Offshore exploration differs from onshore exploration in that production from a prospect generally will not commence until a sufficient number of productive wells have been drilled to justify the significant costs associated with construction of a production platform. Exploratory wells usually are drilled from mobile platforms until there are sufficient indications of commercial production to justify construction of a permanent production platform.

	Apache, as Managing Partner, manages the Partnership's operations. Apache uses a portion of its staff and facilities for this purpose and is reimbursed for actual costs paid on behalf of the Registrant, as well as for general, administrative and overhead costs properly allocable to the Registrant.



Business Development During 1995

	The acquisition and evaluation phase of the Venture's activity is almost complete. One development well was drilled, completed and began production on the Registrant's acreage in 1995.

	Since inception, the Registrant has acquired an interest in 49 prospects. As of December 31, 1995, 37 prospects have been surrendered.

	The status of the Registrant's 49 original prospects is shown in the following table:

	Prospect Status	                               12/31/95	  12/31/94
	--------------------------------               --------  	--------

	Producing-Fully Developed		                         10		       9
	Producing-Partially Developed		                      2		       3
	Productive-Fully Depleted or Surrendered            --	       	3
                                            						-----	   	-----
	Total Discoveries			                                12		      15
	Non-Productive-Surrendered		                        37		      34
                                            						-----	   	-----
			Total			                                          49		      49
                                            						=====		   =====

	As of December 31, 1995, 131 wells have been drilled on the 12 remaining prospects. Of the 131 wells, 104 were indicated productive and of
those, 82 are currently producing.   Sixteen of the Registrant's producing
wells are dual completions. The Partnership had, at December 31, 1995, estimated proved oil and gas reserves of 27.9 bcf equivalent, of which 75 percent was natural gas.

Reserves Value Ceiling Test

	Oil and gas producers that conduct their financial reporting under the full cost accounting rules are subject to Securities and Exchange
Commission (SEC) rules that require quarterly "ceiling test" calculations. This test requires a write-down when the capitalized cost of oil and gas properties exceeds the present value of proved reserves, plus the lower of cost or market value for unproved properties. The test is applied at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices decline for only a short period of time. The Partnership has not been required to record such a write-down in any of the five preceeding years ended December 31, 1995.

Marketing

	Apache, on behalf of the Registrant, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The Partnership's spot market gas was primarily purchased by Natural Gas Clearinghouse (NGC) and the purchase of the oil and condensate was primarily handled by Natural Gas Clearinghouse Transmission and Trading
Inc. (NOTTI) and Howell Crude Oil Company during 1995. On September 30, 1995, the Partnership's contract with NGC was terminated, and the Partnership found alternative customers to purchase its natural gas at prevailing index prices. The Partnership expects to receive prevailing spot market prices at the relevant delivery points on an ongoing basis.
NGC purchased approximately 67 percent, 77 percent and 68 percent of the Partnership's natural gas during 1995, 1994 and 1993, respectively.

	See Note (6), "Major Customer Information," to the Partnership's financial statements under Item 8 below. Because the Registrant's oil and gas products are commodities and the prices and terms of its sales reflect those of the market, the Registrant does not believe that the loss of any customer would have a material adverse affect on the Registrant's business or results of operations. The Registrant is not in a position to predict future trends of oil and gas prices.

Environmental

	The Partnership, as an owner or lessee of interests in oil and gas properties, is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas.

	The Partnership has made and will continue to make expenditures in its efforts to comply with these requirements. These costs are inextricably connected to normal operating expenses such that the Partnership is unable to separate the expenses related to environmental matters; however, the Partnership does not believe such expenditures are material to its financial position or results of operations.

	The Partnership does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings and the competitive position of the Partnership, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

Competition

	The Registrant is a very minor factor in the oil and gas industry in the Gulf of Mexico area and faces strong competition from much larger producers for the marketing of its oil and gas. Its ability to compete for purchasers and favorable marketing terms will depend on the general demand for oil and gas from Gulf of Mexico producers. More particularly, it will depend largely on the efforts of Apache to find the best markets.


ITEM 2.	PROPERTIES

	Acreage is held by the Registrant pursuant to the terms of the leases. The Registrant does not anticipate any difficulty in retaining any of the leases it desires to retain. A summary of the Partnership's producing wells and gross acreage as of December 31, 1995, is set forth below:

                                   			Producing
                                    			Oil/Gas	 	               Acres
                                     			Wells			          -----------------
                                   		----------  	Average	   Dev.   Undev.
	Lease Block	                   State	Gross	Net	    WI     	Gross	  Gross
- ----------------------------	-----	-----	-----	-------	-----	-----

High Island A-5, A-6	             TX	   7	   .3	  .0471524	  5,760	  5,760
Ship Shoal 258, 259	              LA	   8	   .5  	.0628698	 10,141     	--
South Timbalier 276, 295	         LA	  23	  1.6	  .0708333	 10,000 	    --
North Padre Island 969, 976	      TX	   9	   .6	  .0708333	 11,520	     --
Matagorda Island 681, 682	        TX	  10	   .6	  .0628698	 11,520	     --
Vermilion 226/237 Unit	           LA	   4	   .1	  .0220079	  1,953	     --
West Cameron 368 	                LA	   3	   .2  	.0708333	  5,000	     --
Matagorda Island 588 	            TX	   2	   .0	      ORRI	  5,760	     --
South Pass 83, 74	                LA	   7   	.5	  .0678914	 10,000	     --
East Cameron 60, 51	              LA	   2	   .2	  .0708333	  5,000	  5,000
Vermilion 95	                     LA	   1	   .0	      ORRI	  5,000	     --
Ship Shoal 201	                   LA	   6	   .0	      ORRI	  5,000	     --
                                 		  	---	  ---	           	------ 	------
                                    			82	  4.6		           86,654	 10,760
                               			  		===	  ===			          ======		======

	See Note (5), "Oil and Gas Properties" and Note (9), "Supplemental Oil and Gas Disclosures (Unaudited)" to the Partnership's financial statements, under Item 8 below, for costs incurred in oil and gas development and production activities and related reserve information. See Note (4), "Acquisition of Interest in Oil and Gas Properties" to the Partnership's financial statements, under Item 8 below, for a discussion of the Partnership's ownership in Matagorda Island Blocks 681 and 682. On a net revenue basis, the Partnership owns 4.6 wells.

Production and Pricing Data

	The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs and average sales prices.

                    	Production		              Average Sales Prices
                  	--------------  	Average   	--------------------
                   	Oil	    Gas	  Production	       Oil	      Gas
December 31,     	(MBbls)	(MMcf)	Cost per Mcfe	  (per Bbl)	(per Mcf)
- -----------       ------	 ------	----- --------	 -------- 	--------
	1995	             210 		 6,052	    $	.19	       $	16.97   	$	1.58
	1994		            250	 	 7,140	     	.09		        15.71		    1.82
	1993		            264		  6,847		     .13		        17.05		    2.08

	Refer to Note (9), "Supplemental Oil and Gas Disclosures (Unaudited)" to the Partnership's financial statements, under Item 8 below for estimated oil and gas reserves quantities.

ITEM 3.	LEGAL PROCEEDINGS

	There are no material legal proceedings pending to which the Registrant is a party or to which the Registrant's property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
MATTERS

	As of December 31, 1995, there were 1,212 holders of record of the Registrant's Units. There is no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaling $2,779,000, or $2,250 per Unit, were made in 1995. The Partnership made cash distributions of $4,500 per Unit to the Investing Partners in 1994.

	As discussed in Item 7 below, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased in cash.


ITEM 6.	SELECTED FINANCIAL DATA

	The following selected financial data for the five years ended December 31, 1995, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8 below.


                              	As of for the Year Ended December 31,
                         	-------------------------------------------------
                             	1995	     1994	    1993	   1992	    1991
                           	--------	--------	--------	--------	--------
                              	(In thousands, except per Unit amounts)

Total assets	               $	13,486	$	14,291	$	19,521	$	22,886	$	27,775
                        			=========	========		======		======== ========

Long-term debt	             $	 7,310	$ 	9,435	$	14,790	$	23,545	$	29,939
                         		========= ======== 	======= =	====== ========

Partners' capital (deficit)	$	 5,472	$	 4,175	$	 3,334	$	(1,940)$ (3,748)
                        			=========	======== 	======= 	======== ========

Oil and gas sales	          $	13,138	$	16,926	$	18,730	$	12,853	$	10,524
                        			=========	=========	=========	====== =========

Net income	                 $ 	6,214	$	10,116	$	10,185	$ 	3,115	$	   574
                        			=========	=========	=========	====== =========

Net income (loss) allocated to:
	Managing Partner	          $ 	1,800	$ 	2,519	$	 2,635	$	 1,406	$	 1,027
	Investing Partners		          4,414	  	7,597	  	7,550	  	1,709	   	(453)
                          	--------- 	-------- 	------- -------- --------

			                         $ 	6,214	$	10,116	$	10,185	$	 3,115	$    574
                        			=========	=========	=========	======= =========

Net income (loss) per
 weighted average
 Investing Partner Unit	    $	 3,584	$	 5,974	$	 5,838	$	 1,321	$  	(350)
                         		=========	=========	======= 	======= 	=========

Cash distributions per
 Investing Partner Unit	    $ 	2,250	$ 	4,500	$	 2,000	$    	-- 	$	1,000
                         			======== ======== ======== ========  =========

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS	OF OPERATIONS

RESULTS OF OPERATIONS

1995 Compared to 1994
- ---------------------

	Oil and gas sales of $13,138,000 in 1995 decreased by $3,787,000, or 22 percent, as compared to 1994. Lower gas prices accounted for $1,179,000 of this decrease while decreased oil and gas production accounted for $2,608,000. The properties particularly affected by these decreases were Matagorda Island 681 ($2,955,000), South Pass 83 ($1,052,000), North Padre Island 969 ($457,000) and South Timbalier 295 ($378,000).

	The average oil and natural gas prices received during 1995 were $16.97 per barrel and $1.58 per Mcf, respectively. This represented an eight-percent increase in oil prices and a 13-percent decrease in natural gas prices when compared to 1994. The Partnership is not in a position to predict future oil and gas prices.

	Average oil and natural gas production during 1995 totaled 575 barrels per day and 16,581 Mcf per day, respectively. This represented a 16-percent decrease in oil production and a 15-percent decrease in gas production when compared to 1994. The decrease in oil production was due primarily to the plug and abandonment of the South Timbalier 295A #2 in 1994, which reduced oil production by 109 barrels per day. The decrease in gas production was due to natural declines and shut-ins for workovers or recompletions at Matagorda Island 681, South Pass 83, North Padre Island
969 and South Timbalier 295.

	The depreciation, depletion and amortization (DD&A) rate increased during 1995 as compared to 1994, from 28 percent of sales to 34 percent. This increase resulted from lower gas price realizations partially offset by upward reserve revisions.

	Lease operating expense of $1,373,000 in 1995 increased by $561,000, or 69 percent, during 1995 as compared to 1994. This increase was largely a result of workover costs to maintain production in the East Cameron #60 field.

	Administrative expense of $530,000 in 1995 decreased five percent from 1994. Administrative expense in 1994 included legal expenses relating to the solicitation of consents from the Investing Partners as required for amendment of the partnership agreement to create the right of presentment for Investing Partners.

	Interest expense of $597,000 in 1995 decreased by $87,000 when compared to 1994. The decrease was primarily a function of a 23-percent reduction in debt, from $9,435,000 at December 31, 1994 to $7,310,000 at December 31, 1995. Additionally, the effective interest rates decreased from 6.9 percent at December 31, 1994 to 6.5 percent at December 31, 1995.

1994 Compared to 1993
- ---------------------

	Oil and gas sales of $16,926,000 in 1994 decreased by $1,805,000, or 10 percent, as compared to 1993. This decrease was the result of lower realized oil and gas prices ($333,000 from decreased oil prices and $1,842,000 from decreased gas prices), as well as decreased oil production which reduced sales by $239,000, partially offset by an increase in gas production which increased sales by $609,000. The properties particularly affected by the decreases were South Timbalier 295 ($758,000), North Padre Island 969/976 ($767,000) and South Pass 83 ($844,000), offset by increased gas production on Matagorda Island 681 ($433,000). Oil and condensate accounted for 23 percent and 24 percent of 1994 and 1993 oil and gas sales, respectively.

	The average oil and natural gas prices received during 1994 were $15.71 per barrel and $1.82 per Mcf, respectively. This represented an eight-percent decrease in oil prices and an 13-percent decrease in natural gas prices when compared to 1993.

	The average oil and natural gas production during 1994 was 685 barrels per day and 19,562 Mcf per day, respectively. This represented a five-percent decrease in oil production and a four-percent increase in gas production when compared to 1993. The decrease in oil production was the result of shutting in production at South Timbalier 295 to perform workovers in the third quarter of 1994, while the increase in gas production reflected favorable recompletion results at Matagorda Island
681.

	The DD&A rate decreased during 1994 as compared to 1993, from 32 percent of sales down to 28 percent. The rate was reduced in 1994 due to successful drilling at East Cameron #60, as well as favorable upward year-end reserve revisions.

	Lease operating expense of $812,000 in 1994 decreased by $257,000, or 24 percent, during 1994 as compared to 1993. The decrease was largely a result of less workover costs incurred in 1994.

	Administrative expense of $558,000 in 1994 increased four percent from 1993, as a result of legal expenses relating to the solicitation of consents from the Investing Partners as required for amendment of the partnership agreement to create the right of presentment for Investing Partners.

	Interest expense of $684,000 in 1994 decreased by $148,000 when compared to 1993. The decrease was primarily a function of a 36-percent reduction in debt, from $14,790,000 at December 31, 1993 to $9,435,000 at December 31, 1994, partially offset by an increase in the effective interest rates from 4.3 percent at December 31, 1993 to 6.9 percent at December 31, 1994.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

	The Partnership's primary needs for cash are for operating expenses, repayment of principal and interest on outstanding debt, distributions to Investing Partners and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership also utilizes cash from operations to fund ongoing exploration and development activities. In
1995, the Partnership reduced net long-term debt by $2,125,000. Reflecting reductions in debt balances and reduced interest rates, the Partnership reduced cash payments for interest expense to $597,000 during 1995 from $682,000 during 1994. The Partnership used cash from operating activities in 1994 and 1993 to reduce debt by $5,355,000 and $8,755,000, respectively.

	During 1995, the Partnership's oil and gas property additions totaled $3,160,000. Additions largely related to drilling activities at the now completed East Cameron 60 #A-5 well, in addition to recompletions performed at South Timbalier 295 and Ship Shoal 259. Recompletion activities generally involve the completion of previously tested behind-the-pipe zones or sands on which proved non-producing reserves have been assigned.
Additions to oil and gas properties totaled $903,000 and $2,084,000 in 1994 and 1993, respectively. The Partnership anticipates capital expenditures will total approximately $1,000,000 in 1996, based on preliminary information provided by the operators of the properties in which the Partnership has interests, however, such estimates may change based on realized prices, drilling results or other factors.

	During 1995, the Partnership paid distributions to Investing Partners totaling $2,778,868, or $2,250 per Unit, compared to $4,500 per Unit in 1994. The Partnership made a subsequent distribution of $1,000 per Unit on March 1, 1996. Apache, as the General Partner, will review the possibility of an additional distribution in late 1996. Future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices and the remaining level of financial obligations.

	An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In the initial presentment period, based upon a valuation date of December 31, 1993, Investing Partners sold 46 Units to the Partnership for a purchase price of $13,226 per Unit, plus interest to the date of payment. During the second presentment period, based upon a valuation date of June 30, 1994, Investing Partners sold nine Units to the Partnership for a purchase price of $12,562 per Unit, plus interest to the date of payment. As a result of the two presentment periods, the Partnership purchased approximately 55 Units for a total of $748,000 in cash. The first right of presentment offer for 1995 of $10,391 per Unit, plus interest to the date of payment, was made to the Investing Partners on April 28, 1995. The second right of presentment offer for 1995 of $10,114 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 27, 1995. As a result of the two 1995 presentments, the Partnership purchased an additional 25.99 Units for a total of $279,000 in cash. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1996, however no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

Capital Resources and Liquidity

	The Partnership's primary capital resources are net cash provided by operating activities and proceeds from financing activities.

	Net cash provided by operating activities for 1995 decreased 37 percent from last year to $9,678,000. The $5,634,000 decrease from 1994 reflected declining production, lower natural gas prices and higher operating costs.

	The Partnership's future financial condition and results of operations will largely depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control.
These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 83 percent of the Partnership's 1995 production, and 75 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

	In July 1992, Apache obtained a $29,750,000 reducing revolving credit facility with a group of banks on behalf of the Partnership. During the fourth quarter of 1994, based on its projection of future needs, the Partnership requested and received a reduction in the available commitment in order to reduce fees. At December 31, 1995, the available commitment was $14,025,000, of which $7,310,000 was outstanding. Beginning in October 1995, the lenders' commitment is reduced by $1,275,000 quarterly, until the earlier of July 31, 1998, or the date that the Partnership's proved reserves decline to 25 percent of the Partnership's proved reserves as of the closing date of the commitment, as determined by the lenders. The Partnership must comply with certain cash flow and oil and gas reserve tests under the terms of the credit facility, and failure to comply will result in mandatory principal payments in amounts sufficient to meet the tests. The Partnership has met the tests each year since the inception of the credit facility in 1992. Based on current pricing and its reserve base, the Partnership anticipates meeting future tests and does not expect to have an acceleration of principal payments. The Partnership is not subject to any financial ratio requirements. Apache is contingently liable for the obligations of the Partnership under the credit facility and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at December 31, 1995.

	It is expected that cash available under the Partnership's credit facility, Managing Partner contributions, and cash flows from operating activities will be sufficient to meet the Partnership's liquidity needs for routine operations over the next two years. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek future short-term interest-bearing advances from the Managing Partner.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		See following index.



APACHE OFFSHORE INVESTMENT PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES




                                                          							Page
						                                                         	Number
                                                         							------

Report of Independent Public Accountants 		                        12

Balance Sheet as of December 31, 1995 and 1994		                   13

Statement of Income for each of the three years in the
 period ended December 31, 1995		                                  14

Statement of Cash Flows for each of the three years in the
 period ended December 31, 1995 		                                 15

Statement of Changes in Partners' Capital (Deficit) for
 each of the three years in the period ended December 31, 1995		   16

Notes to Financial Statements		                                    17

Schedules -

		All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Apache Offshore Investment Partnership:

	We have audited the accompanying balance sheet of Apache Offshore Investment Partnership (a Delaware partnership) as of December 31, 1995 and 1994, and the related statements of income, cash flows and changes in partners' capital (deficit) for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






                              						ARTHUR ANDERSEN LLP




Houston, Texas
March 28, 1996

APACHE OFFSHORE INVESTMENT PARTNERSHIP

BALANCE SHEET

                                                 	As of December 31,
                                           	------------------------------
                                               	1995	            1994
                                            	------------	    ------------
	ASSETS

CURRENT ASSETS:
	Cash and cash equivalents	                 $         104	 $        	104
	Accrued revenues receivable		                  2,744,988	  	  2,029,284
	Drilling advances		                                8,570		           --
	Prepaid financing costs		                             --		       14,583
                                             		-----------   	------------
                                             			2,753,662		    2,043,971
                                            		------------   	------------
OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties		                          161,821,838	  	158,926,380
	Less-accumulated depreciation,
	  depletion and amortization		              (151,089,712)		(146,679,259)
                                           		------------  	------------
                                            			10,732,126		   12,247,121
                                            		------------	 ------------
		                                           $  13,485,788 $ 	14,291,092
                                            		============	 ============

		LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
	Accrued expenses payable                   	$   	634,352	$	    363,209
	Payable to Apache		                               69,824		     318,221
                                            		------------ 	------------
			                                               704,176		     681,430
                                            		------------	 ------------

LONG-TERM DEBT		                                7,310,000		   9,435,000
                                            		------------	 ------------

PARTNERS' CAPITAL:
	Managing Partner		                               966,580		   1,026,159
	Investing Partners (1,212.3 and 1,238.3
	  Units outstanding, respectively)		           4,505,032		   3,148,503
                                            		------------	------------
                                             			5,471,612	   	4,174,662
                                             		------------	------------
                                           		$	13,485,788	 $	14,291,092
                                            		============	============

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF INCOME

                                        	For the Year Ended December 31,
                                  	---------------------------------------------
                                      	 1995	        1994         	1993
                                     	------------	------------	------------

REVENUES:
		Oil and gas sales	                 $	13,138,358	$	16,925,627	$	18,730,489
		Interest income		                            --	      	3,481		      1,161
                                  			------------	------------	------------

                                   				13,138,358	 	16,929,108	 	18,731,650
                                  			------------	------------	------------

EXPENSES:
	Depreciation, depletion
	 and amortization		                    4,410,453		  4,689,571	  6,054,675
	Lease operating 		                     1,372,517		    811,623	 	1,068,701
	Administrative		                         529,832		    557,849		   535,460
	Financing costs:
	  Interest expense		                     596,572		    683,812		   831,770
	  Amortization of deferred
		  financing costs 		                     14,583		     70,417		    60,000
		Capitalized interest costs		                 --	         	--	    	(3,636)
                                    			------------	------------	------------

				                                    6,923,957		  6,813,272		 8,546,970
                                    			------------	------------	------------


NET INCOME 	                          $	6,214,401	$	10,115,836	$10,184,680
                                  				============	============	============

Net income allocated to:
	Managing Partner	                    $	1,799,940	$ 	2,518,929	$	2,635,323
	Investing Partners		                   4,414,461		  7,596,907		 7,549,357
                                   			------------	------------	------------

			                                   $	6,214,401	$	10,115,836	$10,184,680
                                   			============	============	============

NET INCOME PER WEIGHTED
 AVERAGE INVESTING PARTNER UNIT	      $    	3,584	$	     5,974	$	   5,838
                                   			============	============	============


WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING		                      1,231.6		   1,271.6		   1,293.1
                                     	============	 ===========	 ============

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                          	For the Year Ended December 31,
                                                   	--------------------------------------
                                                       	1995	        1994	       1993
                                                   	----------- 	-----------	-----------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income 	                                       $	6,214,401	$	10,115,836	$	10,184,680
	Adjustments to reconcile net income
	  to net cash provided by operating activities:
	Depreciation, depletion and amortization	            4,410,453  		4,689,571		  6,054,675
	Amortization of deferred financing costs		              14,583		     70,417		     60,000
	Changes in operating assets and liabilities:
	  (Increase) decrease in accrued revenues receivable		(715,704)	 	1,347,473	   	(806,582)
	  Increase (decrease) in accrued operating expenses	    	2,340	   	(166,850)		     1,441
	  Increase (decrease) in payable to Apache	          	(248,397)	 	 (693,937)		   101,867
	  Other	                                                   	--	    	(50,921)		   (43,328)
                                                   			-----------	-----------	  -----------
		Net cash provided by operating activities		         9,677,676 		15,311,589		 15,552,753
                                                   			-----------	-----------	   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties, net		          (3,159,530)	  	(902,841)	 (2,084,223)
	Proceeds from sale of oil and gas properties		         264,072		         --		         --
	Non-cash portion of net oil and gas property additions	268,803    		145,350		     12,776
	(Increase) decrease in drilling advances	              	(8,570)	    	76,434		    (75,190)
                                                   			-----------	-----------	  -----------
		Net cash used in investing activities		            (2,635,225)	  	(681,057)		(2,146,637)
                                                   			-----------	-----------	-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Repurchase of Partnership Units		                     (279,064)	 	(748,112)		        --
	Distributions to Investing Partners		               (2,778,868)	(5,750,224) 		(2,586,057)
	Distributions to Managing Partner, net		            (1,859,519)	(2,777,196) 		(2,324,059)
	Payments of long-term debt		                        (2,125,000)	(5,355,000) 		(8,755,000)
                                                 			-----------	----------	-	-----------
Net cash used in financing activities		              (7,042,451)(14,630,532) 	(13,665,116)
                                                   	----------- 	-----------	-----------

NET DECREASE IN CASH AND CASH EQUIVALENTS		                  --	        	--		   (259,000)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		              104       		104		    259,104
                                                  			-----------	-----------	-----------

CASH AND CASH EQUIVALENTS, END OF YEAR 	            $	      104	$	      104	$	       104
                                                  			===========	===========	===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash paid during the year for interest	            $  	597,000	$	  681,980	$	   884,994
                                                  			===========	===========	===========

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                      	Managing    	Investing
                                      	Partner      	Partners	      Total
                                    	------------	------------ 	------------

BALANCE, DECEMBER 31, 1992	         $   973,162	$ 	(2,913,368)	$ 	(1,940,206)

	Distributions, net		                (2,324,059)	 	(2,586,057)	  	(4,910,116)

	Net income 		                        2,635,323   		7,549,357	   	10,184,680
                                 			------------ 	-----------	 	------------

BALANCE, DECEMBER 31, 1993		          1,284,426	   	2,049,932		    3,334,358

	Distributions, net		                (2,777,196) 		(5,750,224)  		(8,527,420)

	Repurchase of Partnership Units		           --	    	(748,112)		    (748,112)

	Net income 		                        2,518,929   		7,596,907	   	10,115,836
                                  			------------	------------	 ------------

BALANCE, DECEMBER 31, 1994		          1,026,159		   3,148,503		    4,174,662

	Distributions, net		                (1,859,519)	 	(2,778,868)	  	(4,638,387)


	Repurchase of Partnership Units		           --	    	(279,064)		    (279,064)

	Net income		                         1,799,940		   4,414,461		    6,214,401
                                 	 		-----------		------------	  ------------

BALANCE, DECEMBER 31, 1995	        $   	966,580	 $ 	4,505,032	 $  	5,471,612
                                 			============	============  	============


APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


(1)	ORGANIZATION:

	Nature of Operations -

	Apache Offshore Investment Partnership (Investment Partnership) was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) and public investors as Investing Partners. The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both Partnerships and holds approximately four percent of the 1,212.3 Investing Partner units oustanding at December 31, 1995. The term "Partnership," as used hereafter, refers to the limited or the general partnership, as the case may be.

	The Partnership purchased, at cost, an 85-percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts (20 remain as of December 31, 1995) in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15-percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6-percent working interest in the blocks.

	As of December 31, 1995, the Partnership had participated in 14 federal offshore lease sales in which 49 prospects were acquired
(through the same date 37 prospects have been surrendered).  The
Partnership's working interests in the 12 remaining Venture prospects range from 2.20 percent to 7.08 percent, respectively.

	The Partnership's future financial condition and results of operations will largely depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 83 percent of Partnership's 1995 production, and 75 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

	Under the terms of the Partnership agreements, the Investing Partners receive 80 percent and Apache receives 20 percent of revenue. The Investing Partners generally pay for 90 percent and Apache generally pays for 10 percent of exploration and development costs and expenses incurred by the Partnerships. However, intangible drilling costs, interest costs, fees or expenses related to the loans incurred by the Partnership are allocated 99 percent to the Investing Partners and one percent to Apache until such time as the amount so allocated to the Investing Partners accounts equals 90 percent of the total amount of such costs, including such costs incurred by Apache prior to the formation of the Partnerships.

	An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In the initial presentment period, based upon a valuation date of December 31, 1993, Investing Partners sold 46 Units to the Partnership for a purchase price of $13,226 per Unit, plus interest to the date of payment.
During the second presentment period, based upon a valuation date of June 30, 1994, Investing Partners sold nine Units to the Partnership for a purchase price of $12,562 per Unit, plus interest to the date of payment. As a result of the two 1994 presentment periods, the Partnership purchased 55 Units for a total of $748,000 in cash. The first right of presentment offer for 1995 of $10,391 per Unit, plus interest to the date of payment, was made to the Investing Partners on April 28, 1995. The second right of presentment offer for 1995 of $10,114 per Unit plus interest to the date of payment, was made to the Investing Partners on October 27, 1995. As a result of the two 1995 presentments, the Partnership purchased an additional 25.99 Units for a total of $279,000 in cash. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1996, however no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

Repurchase Price -

	The table below sets forth the total repurchase price and the repurchase price per Unit for all outstanding Units at each presentment period, based on the Right of Presentment valuation formula defined in the Amendment to the Partnership Agreement. The Right of Presentment offers, made twice annually, are based on a discounted Unit value formula. The discounted Unit value will be not less than the Investing Partner's share of: (a) the sum of (i) 70 percent of the discounted estimated future net revenues from proved reserves, discounted at a rate of 1.5 percent over prime or First National Bank of Chicago's base rate in effect at the time the calculation is made, (ii) cash on hand,
(iii) prepaid expenses, (iv) accounts receivable less a reasonable reserve for doubtful accounts, (v) oil and gas properties other than proved reserves at cost less any amounts attributable to drilling and completion costs incurred by the Partnership and included therein, and
(vi) the book value of all other assets of the Partnership, less the debts, obligations and other liabilities of all kinds (including accrued expenses) then allocable to such interest in the Partnership, all determined as of the valuation date, divided by (b) the number of Units, and fractions thereof, outstanding as of the valuation date.
The discounted Unit value does not purport to be the fair market value of a Unit and may be substantially different from fair market value.

                                              		Total
 	(Unaudited)	                                Repurchase	  Repurchase Price
                                              	 	Price	        Per Unit
                                            		-----------	-------------------
                                                        		(Including interest
                                                       			 to-date of Payment)
 	First Right of Presentment
 	  (January 1, 1994)	                       $	  20,980,558	  $    13,790

 	Second Right of Presentment
 	  (June 30, 1994)	                         $  	17,540,491	  $   	13,085

 	Third Right of Presentment
 	  (January 1, 1995)	                       $  	14,725,170	  $	   10,391

 	Fourth Right of Presentment
 	  (June 30, 1995)	                         $	  13,345,913	  $  	10,114

Capital Contributions -

	A total of $85,000 per Unit, or approximately 57 percent of investor subscriptions, were called through December 31, 1995. The Partnership believed the full $150,000 per Unit was not needed, and upon completion of the last subscription call on November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,212.3
Units at December 31, 1995.


(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Statement Presentation -

	The accounts of the Partnership are maintained on a tax basis method of accounting in accordance with the Articles of Partnership and methods of reporting allowed for federal income tax purposes.

	Financial statements included in reports which the Partnership files with the Securities and Exchange Commission (SEC) are required to be prepared in conformity with generally accepted accounting principles. Accordingly, the accompanying financial statements were prepared to reflect memorandum entries to convert from tax basis to the accrual basis method in conformity with generally accepted accounting principles.

Statement of Cash Flows -

	The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

Oil and Gas Properties -

	The Partnership follows the full cost method of accounting, capitalizing, for financial statement purposes, all exploration and development costs incurred for the purpose of finding oil and gas reserves. The amounts capitalized under this method include dry hole costs, leasehold costs, engineering, geological, exploration, development and other similar costs. Costs associated with production and administrative functions are expensed in the period incurred. No gain or loss is normally recognized on the sale or abandonment of oil and gas properties.

	Capitalized costs of oil and gas properties are amortized on the future gross revenue method whereby the provision for depreciation, depletion and amortization (DD&A) is computed quarterly by dividing the net cost of evaluated oil and gas properties, including estimated future development costs, by estimated future gross revenue from proved oil and gas reserves and applying the resulting rate to revenue produced during the period. The amortizable base includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values.

	The Partnership limits the capitalized costs of oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at ten percent, plus the lower of cost or fair market value of unproved properties. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Partnership has not recorded any write-downs of capitalized costs for the three years presented.



Per Unit Calculation -

	The net income per Investing Partner Unit is calculated by dividing the aggregate Investing Partners' net income for the period by the number of weighted average Investing Partner Units outstanding for that period.

Income Taxes -

	The profit or loss of the Partnership for federal income tax reporting purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

Deferred Financing Costs -

	Amortization of deferred financing costs in 1995 and 1994 of $14,583 and $70,417 were related to the revolving credit facility.

Capitalization of Interest -

	Interest costs related to the financing of oil and gas projects under development are capitalized and added to oil and gas properties. No such costs were capitalized in 1995 or 1994, however, $3,636 was capitalized in 1993.

Use of Estimates -

	The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Note (9), "Supplemental Oil and Gas Disclosures").

Payable to Apache -

	Payable to Apache is the net result of the Partnership's revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred in the following month after the Partnership's transactions are processed and the net results from operations are determined. The balances in these accounts are non-interest bearing and unsecured.

Maintenance and Repairs -

	Maintenance and repairs are charged to expense as incurred. Recompletions and replacements which improve or extend the life of existing properties are capitalized.




(3)	COMPENSATION TO APACHE

	Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

                                    		Total incurred by the Investing
                                     		Partners for each year ended
                                              		December 31,
                                   		---------------------------------
                                       		1995	     1994	     1993
                                      		------   	------   	------
                                            		(In thousands)

		a.	Apache is reimbursed
					for general, administrative
					and overhead expenses
					incurred in connection
					with the management and
					operation of the Partnership's
					business.	                         $	  424   	$	  446	  $	  428
                                 							=======	   =======	  =======

		b.	Apache is reimbursed for
					exploration and development
					overhead costs incurred in
					the Partnership's operations.
					These costs are based on
					exploration and development
					activities and are capitalized
					to oil and gas properties.	        $	  142	   $    	31  	$  	71
                                  						=======    	=======  	=======

	Apache operates certain of the Partnership properties. Billings are made on the same basis as to unaffiliated third parties or at prevailing industry rates.


(4)	ACQUISITION OF INTEREST IN OIL AND GAS PROPERTIES

	In November 1992, Apache and the Partnership formed a joint venture to acquire Shell Oil Company's (Shell) 92.6-percent working interest in Matagorda Island Blocks 681 and 682 pursuant to a jointly held contractual preferential right to purchase. Apache and the Partnership previously owned working interests in the blocks equal to 1.109 percent and 6.287 percent, respectively, and revenue interest of .924 percent and 5.239 percent, respectively. To facilitate the acquisition, Apache and the Partnership contributed all of their interests in Matagorda
Island Blocks 681 and 682 to a newly formed joint venture, and Apache contributed $64.6 million ($55.6 million net of purchase price adjustments) to the joint venture to finance the acquisition. The Partnership had neither the cash nor the access to additional financing to finance its proportionate share of the acquisition and participated in the acquisition only to the extent of an increased revenue interest in the joint venture.

	Under the terms of the joint venture agreement, the Partnership's effective revenue interest in the Matagorda Island properties increased as a result of the acquisition to 13.284 percent while its working interest was unchanged. The acquisition added approximately 7.5 Bcf of natural gas and 16,000 barrels of oil to the Partnership's reserve base without any incremental expenditures by the Partnership.

(5)	OIL AND GAS PROPERTIES

	The following tables contain direct cost information and changes in the Partnership's oil and gas properties for each of the years ended December 31. All costs of oil and gas properties are currently being amortized.

	Oil and Gas Properties	                  1995	       1994	       1993
	----------------------	                --------	   --------	   --------
                                                		(In thousands)

	Balance, beginning of year	         $	  158,926	 $	  158,024	 $  	155,939
	Costs incurred during the year:
		Leasehold additions (retirements) -
			Investing Partners		                       (3)		        --		          9
			Managing Partner		                         --		         --		          1
		Exploration -
			Investing Partners		                       --		         --	        	724
			Managing Partner		                         --		         --		         33
		Development -
			Investing Partners		                    3,092		        851		      1,286
			Managing Partner		                         71		         51		         32
		Property sales proceeds -
			Investing Partners		                     (234)	        	--		         --
			Managing Partners		                       (30)	        	--         		--
                                      				---------	 ---------	  ---------

	Balance, end of year	                $	 161,822	  $ 	158,926	 $  	158,024
                                     			=========   	=========   =========

	*The property sales proceeds relate to the sale of the Partnership's interests in non-producing, non-unitized leases.

	Accumulated Depreciation,	      Managing	     Investing
	Depletion and Amortization	      Partner	     Partners	     Total
 --------------------------     	--------	    ---------	    ---------
                                        				(In thousands)

	December 31, 1992	            $	  17,367	  $  	118,568	  $	  135,935
		Provision		                         781		       5,274		       6,055
                              			---------    	---------	    ---------

	December 31, 1993		               18,148		     123,842		     141,990
		Provision	                         	584		       4,105		       4,689
                              			---------     	---------	   ---------

	December 31, 1994		               18,732		     127,947		     146,679
		Provision		                         441		       3,970		       4,411
                              			---------	     ---------	    ---------

	December 31, 1995	            $  	19,173	  $  	131,917	  $  	151,090
                              			=========    	=========	    =========

	The Partnership's aggregate DD&A expense was 34 percent, 28 percent and 32 percent of oil and gas sales for 1995, 1994 and 1993, respectively.

(6)	MAJOR CUSTOMER INFORMATION

	Revenue received from major third party customers exceeding ten percent of oil and gas revenue is summarized below. No other third party customers individually accounted for more than ten percent of oil and gas revenue.

		Purchasers	                            1995	   1994	     1993
		----------                          	--------	--------	--------
                                           		(In thousands)

			Natural Gas Clearinghouse	          $	6,445	$	13,033	$	9,676
			Plains Petroleum Operating Co.		      3,675	  	2,424	    	--
			Howell Crude Oil Company		               --	     	--		 1,956

	Natural Gas Clearinghouse (NGC) was the principal purchaser of the Partnership's spot market gas production from April 1990 through September 30, 1995. On September 30, 1995, the Partnership's contract with NGC was terminated, and the Partnership found alternative customers to purchase its gas at prevailing index prices. NGC purchased approximately 67 percent, 77 percent and 68 percent of the Partnership's natural gas during 1995, 1994 and 1993, respectively.

	Effective November 1992, with Apache's and the Partnership's acquisition of an additional revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid an Apache subsidiary transportation fees totaling $218,000, $309,000 and $229,000 in 1995, 1994 and 1993 respectively, for transportation of the Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

	The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

(7)	DEBT

	In July 1992, the Partnership, through Apache, obtained a line of credit. Proceeds from this reducing revolving bank facility were used to repay the limited recourse note which had previously been issued to finance offshore leasehold in the Partnership. At December 31, 1995, the Partnership had an available line of $14,025,000 of which $7,310,000 was outstanding. Beginning in October 1995, availability under this facility is reduced by $1,275,000 each quarter, until the earlier of July 31, 1998, or the date that the Partnership's proved reserves as determined by the lenders decline to 25 percent of the Partnership's proved reserves as of the closing date of the commitment. The available commitment may also be reduced based on annual reviews by the agent bank of the expected cash flows for the Partnership's properties.

	At the Partnership's option, interest rates on the facility will be based on London Interbank Offered Rate (LIBOR) plus .75 percent (equal to 6.5 percent at December 31, 1995) or at First National Bank of
Chicago's base rate plus .5 percent, (equal to 9.0 percent at December
31, 1995).

	The Partnership must comply with certain cash flow and oil and gas reserve tests under the terms of the credit facility, and failure to comply will result in mandatory principal payments in amounts sufficient to meet the tests. The Partnership has met the tests each year since the inception of the credit facility in 1992. Based on current pricing and its reserve base, the Partnership anticipates meeting future tests and does not expect to have an acceleration of principal payments. The Partnership is not subject to any financial ratio requirements. Apache is contingently liable for obligations of the Partnership under the credit facility and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at December 31, 1995.

	It is expected that cash available under the Partnership's credit facility, Managing Partner contributions, and cash flows from operating activities will be sufficient to meet the Partnership's liquidity needs for routine operations over the next two years. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek future short-term interest-bearing advances from the Managing Partner.

	Aggregate Maturities of Long-Term Debt -
	(In thousands)
                		Amount
               		--------
				1996				     $  		--
				1997					      3,485
				1998					      3,825
								         	-------
								         $	7,310
							         		=======

(8)	FINANCIAL INSTRUMENTS

	The carrying amount of cash and cash equivalents, accrued revenue receivables and other financial instruments included in the accompanying Balance Sheet approximated market value at December 31, 1995 and 1994. With respect to its bank facility, the Partnership believes other financing could be obtained under terms substantially equivalent to those under the existing facility. The Partnership did not engage in hedging activities during the three year period ended December 31, 1995.

(9)	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

	The following schedule reflects changes in the Partnership's proved oil and gas reserves for each year ended December 31.

	(Oil in thousands of barrels and gas in millions of cubic feet)

	Proved Reserves	               1995	          1994	          1993
	Developed and	            -------------- -------------- --------------
	Undeveloped	                Oil	   Gas	    Oil	   Gas	    Oil	   Gas
	---------------           	------	------ 	------	------ 	------	------
	Beginning of year		        1,237		25,122		1,373		29,305		1,474		27,957
		Extensions, discoveries
		and other additions		         8	   	182		   24		   295		    9	 	5,025
		Revisions of
		previous estimates		        134		 1,596		   90		 2,662		  154		 3,170
		Production		               (210)	(6,052) 	(250)	(7,140)		(264)	(6,847)
                        				------ 	------	------ 	------	------ 	------
	End of year			             1,169		20,848		1,237		25,122		1,373		29,305
                       					======	======	 ======	====== 	======	======

	Proved Developed
	----------------
	Beginning of year		        1,150 	22,701 	1,324 	27,727 	1,416 	21,967
                       					======	====== 	======	====== 	======	======

	End of year			             1,112		18,798		1,150		22,701		1,324		27,727
                       					======	====== 	======	====== 	======	======

	Estimates of proved oil and gas reserve quantities were prepared by Ryder Scott Company Petroleum Engineers, independent petroleum engineers, in accordance with guidelines established by the SEC. These reserves are subject to revision due to the inherent imprecision in estimating reserves, and are revised as additional information becomes available. All of the Partnership's reserves are located offshore
United States.

	There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The above reserve data represents estimates only and should not be construed as being exact.

Future Net Cash Flows -

	The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves. Future revenue is based on year-end 1995 prices. Operating costs and future development costs are based on current costs with no escalation. As the Registrant is a general partnership, and therefore pays no income taxes, estimated future income tax expenses were omitted. This information does not purport to present the fair market value of the Partnership's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

	Discounted Future Net Cash Flows and Changes Therein
	 Relating to Proved Reserves at December 31,
                                          		1995	        1994       	1993
                                        		---------- 	----------	  ----------
                                                  		(In thousands)

	Future cash inflows	                    $	 75,770	   $	 60,383	   $ 	84,712
	Future production and development costs	 	(10,615)	   	(11,945)	   	(12,809)
                                       		----------	 	----------	 	----------
	Net cash flows	                           	65,155     		48,438		     71,903
	10 percent annual discount rate         		(16,040)	   	(13,206)	   	(19,616)
                                        		----------	---------	-  	----------
	Discounted future net cash flows	       $ 	49,115	   $ 	35,232	   $ 	52,287
                                       		==========  	==========	  ==========

	The following are the principal sources of change in the discounted future net cash flows:

		1995	1994	1993
		----------	----------	----------
		(In thousands)

	Sales, net of production costs	          $  	(11,766)	$ 	(16,114)	$ 	(17,662)
	Net change in prices and production costs 		  15,808	    	(9,824)	    	1,329
	Discoveries		                                    566		       735		     8,816
	Revisions of quantities		                      4,447		     3,910		     6,094
	Accretion of discount		                        3,523	     	5,229		     4,857
	Changes in future development costs		            301		       113		     1,256
	Changes in production rates and other		        1,004		    (1,104)		     (975)
                                          		----------		----------		----------
		                                         $  	13,883	 $ 	(17,055)	$   	3,715
                                          		==========	==========  	==========

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

	None.

				PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	All management functions are performed by Apache, the Managing Partner of the Registrant. The Registrant itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Information About Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the proxy statement relating to the 1996 annual meeting of shareholders of Apache (the "Apache Proxy") is incorporated herein by reference.


ITEM 11.	EXECUTIVE COMPENSATION

	See Note (3), "Compensation of Apache" of the Registrant's financial statements, under Item 8 above, for information regarding compensation of Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Apache Proxy is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Apache, as an Investing Partner and the General Partner, owns 53 Units, or approximately four percent of the outstanding Units of the Registrant as of December 31, 1995. Directors and officers of Apache own 13 Units, approximately one percent of the Registrant's Units, as of December 31, 1995. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Registrant, no Investing Partner owns, of record or beneficially, more than five percent of the Registrant's outstanding Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Effective November 1992, with Apache's and the Partnership's acquisition of an additional revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell a
14.4 mile-long natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $218,000, $309,000 and $229,000 in 1995, 1994 and 1993, respectively, for transportation of the Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

				PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. (1) Financial Statements - See accompanying index to financial statements in Item 8 above.

(2) Financial Statement Schedules - See accompanying index to financial statements in Item 8 above.

(3) Exhibits

	3.1	Partnership Agreement of Apache Offshore Investment
Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Registrant with the Commission on April 30, 1985, Commission File No. 0-13546).

	3.2	Limited Partnership Agreement of the Registrant
(incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Registrant with the Commission on April 30, 1985, Commission File No. 0-13546).

	3.3	Amendment No. 1, dated February 11, 1994, to the
Partnership Agreement of the Registrant (incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on
Form 10-K for the year ended December 31, 1993,
Commission File No. 0-13546).

	10.1	Loan Agreement dated as of April 1, 1984, between Apache
Corporation and Norwest Bank Minneapolis, for itself and other lenders (incorporated by reference to Exhibit 28.1 to Amendment No. 2 to Registrant's Form 10 filed with the
Commission on August 13, 1985, Commission File No. 0-
13546).

	10.2	Loan Agreement dated as of March 19, 1982, between Apache
Corporation and Bank of America National Trust and
Savings Association, for itself and other lenders
(incorporated by reference to Exhibit 28.2 to Amendment
No. 2 to Registrant's Form 10 filed with the Commission on August 13, 1985, Commission File No. 0-13546).

	10.3	First amendment to Loan Agreement effective as of
December 1, 1990, between Apache Corporation, APC
Operating Partnership L.P., Apache Offshore Petroleum
Limited Partnership and Norwest Bank Minneapolis, as agent and servicer (incorporated by reference to Exhibit
3.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 0-
13546).

	10.4	Credit Agreement dated July 24, 1992, between Apache, the
Lenders named therein and the First National Bank of Chicago, as Agent (incorporated by reference to Exhibit
10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-
13546).

	10.5	Second Amendment, dated as of July 29, 1994, to Credit
Agreement between Apache, the Lenders named therein and the First National Bank of Chicago, as Agent
(incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-
13546).

	10.6	Third Amendment, dated as of March 31, 1995, to the
Credit Agreement between Apache, the Lenders named therein and the First National Bank of Chicago, as Agent.

	10.7	Form of Assignment and Assumption Agreement between
Apache Corporation and Apache Offshore Petroleum Limited
Partnership (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-
13546).

	10.8	Joint Venture Agreement, dated as of November 23, 1992
between Apache Corporation and Apache Offshore Petroleum
Limited Partnership (incorporated by reference to Exhibit
10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-
13546).

	10.9	Matagorda Island 681 Field Purchase and Sale Agreement
with Option to Exchange, dated November 24, 1992, between
Apache Corporation, Shell Offshore, Inc. and SOI
Royalties, Inc. (incorporated by reference to Exhibit
10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-
13546).

	27.1	Financial Data Schedule.

	99.1	Consent statement of the Registrant, dated January 7,
1994 (incorporated by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

	 99.2	Proxy statement dated March 28, 1996, relating to the
1996 annual meeting of shareholders of Apache Corporation
(incorporated by reference to the document filed with the Commission pursuant to Rule 14A, on March 28, 1996,
Commission File No. 1-4300).

	*Filed herewith.

b.	Reports filed on Form 8-K.

	No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1995.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					APACHE OFFSHORE INVESTMENT	PARTNERSHIP

					By:  Apache Corporation, General Partner


Date: March 29, 1996	By: /s/ Raymond Plank
					 ----------------------------------------
							Raymond Plank,
							Chairman and Chief
Executive Officer



	POWER OF ATTORNEY

	The officers and directors of Apache Corporation, General Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint Raymond Plank, G. Steven Farris, Z.S. Kobiashvili and Mark A. Jackson, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		                      Title		                            Date

/s/ Raymond Plank		              Chairman and Chief Executive 	March 29, 1996
- ------------------------------		 Officer (Principal Executive
Raymond Plank		                   Officer)


/s/ Mark A. Jackson		            Vice President and Chief     	March 29, 1996
- ------------------------------		 Financial Officer (Principal
Mark A. Jackson		                 Financial Officer)


/s/ Thomas L. Mitchell		         Controller and Chief         	March 29, 1996
- -----------------------------		  Accounting Officer (Principal
Thomas L. Mitchell		              Accounting Officer)

       Signature		                          Title		                  Date


/s/ Frederick M. Bohen		          Director
- ------------------------------
Frederick M. Bohen	                                            March 29, 1996


/s/ Virgil B. Day		               Director
- ------------------------------
Virgil B. Day	                                                 March 29, 1996


/s/ G. Steven Farris		            Director
- ------------------------------
G. Steven Farris	                                              March 29, 1996


/s/ Randolph M. Ferlic		          Director
- ------------------------------
Randolph M. Ferlic	                                            March 29, 1996


/s/ Eugene C. Fiedorek		          Director
- ------------------------------
Eugene C. Fiedorek	                                            March 29, 1996


/s/ W. Brooks Fields		            Director
- ------------------------------
W. Brooks Fields	                                              March 29, 1996


/s/ Robert V. Gisselbeck		        Director
- ------------------------------
Robert V. Gisselbeck	                                          March 29, 1996


/s/ Stanley K. Hathaway		         Director
- ------------------------------
Stanley K. Hathaway	                                           March 29, 1996


/s/ John A. Kocur		               Director
- ------------------------------
John A. Kocur	                                                 March 29, 1996


/s/ Joseph A. Rice		              Director
- ------------------------------
Joseph A. Rice	                                                March 29, 1996












1


The accompanying notes to financial statements are an integral part of this statement.

13







24