Form 10-Q
period 1996-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1996-05-15
CIK 727538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                       				    ---------------------    ------------------

Commission file number      0-13546
                           ----------


                   APACHE OFFSHORE INVESTMENT PARTNERSHIP
- ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                              41-1464066
- ---------------------------------------------------------------------------
(State or other jurisdiction of		                  (I.R.S. Employer
incorporation or organization)		                 Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                            77056-4400
- ---------------------------------------------------------------------------
(Address of Principal Executive Offices)			                    (Zip Code)

Registrant's Telephone Number, Including Area Code          (713) 296-6000
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X       NO
     ---           ---



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  APACHE OFFSHORE INVESTMENT PARTNERSHIP
                              BALANCE SHEET

	March 31,	December 31,
                                                 	1996	           1995
                                             	-----------   -	------------
ASSETS		(Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents	                  $      	104	    $      	104
  Oil and gas receivables		                     2,814,468		     2,744,988
  Receivable from Apache		                      1,305,358		            --
  Drilling advances		                                  --		         8,570
			                                          	------------	  	------------
			                                            	4,119,930		     2,753,662
                                          				------------  		------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
  Proved properties		                         161,840,566		   161,821,838
  Less - accumulated depreciation,
   depletion and amortization		              (152,393,038) 		(151,089,712)
                                         				------------	  	------------
				                                            9,447,528		    10,732,126
		                                         		------------	  	------------
	                                          		$	13,567,458	   $	13,485,788
                                         				============	  	============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accrued expenses	                          $   	559,102	   $   	634,352
  Payable to Apache		                                  --		        69,824
		                                          	------------  		------------
		                                              		559,102		       704,176
                                         				------------  		------------

LONG-TERM DEBT		                               	6,460,000	     	7,310,000
                                        					------------	  	------------

PARTNERS' CAPITAL:
  Managing Partner	                              	902,780	       	966,580
  Investing Partners
   (1,212.3 units outstanding)	                	5,645,576	     	4,505,032
                                         				------------	  	------------
		                                            		6,548,356	     	5,471,612
                                         				------------	  	------------
	                                          		$	13,567,458	   $	13,485,788
	                                         			============	  	============

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF INCOME
(Unaudited)


                                               	For the Three Months
                                                  	Ended March 31,
                                            	---------------------------
                                                 	1996	           1995
                                            	------------    	-----------
REVENUES:
  Oil and gas sales	                         $ 	5,014,238	   $ 	2,804,885
                                         				------------		  ------------

EXPENSES:
  Depreciation, depletion and amortization		    1,303,326		       875,627
  Lease operating 		                              343,835	       	236,059
  Administrative		                                133,443	       	132,499
  Financing costs	                               	136,639	       	160,826
		                                         		------------ 	 	------------
			                                            	1,917,243	     	1,405,011
                                          			------------  		------------

NET INCOME 	                                 $ 	3,096,995	   $ 	1,399,874
                                         				============	  	============

NET INCOME ALLOCATED TO:
  Managing Partner	                          $   	744,130	   $   	380,697
  Investing Partners	                          	2,352,865		     1,019,177
                                         				------------	  	------------

			                                          $ 	3,096,995	   $ 	1,399,874
                                         				============	  	============

NET INCOME PER WEIGHTED AVERAGE
 INVESTING PARTNER UNIT	                     $     	1,941	   $       	823
                                         				============		  ============

WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING		                              1,212.3		       1,238.3
                                         				============	  	============


APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CASH FLOWS
(Unaudited)

                                                    	For the Three Months
                                                       	Ended March 31,
                                                 	---------------------------
                                                      	1996	         1995
                                                  	------------	------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income 	                                    $ 	3,096,995 	$ 	1,399,874
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization		       1,303,326		     875,627
    Amortization of deferred financing costs		              --	      	14,584
  Changes in operating assets and liabilities:
    (Increase) decrease in oil and gas receivables	   	(69,480)		    362,028
    Increase (decrease) in accrued expenses		          160,054	     	(13,973)
    Change in receivable/payable to Apache	        	(1,375,182)  		1,636,906
                                              				------------	 	------------

	 Net cash provided by operating activities        		3,115,713		   4,275,046
		                                              		------------	 	------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties	                	(18,728)	   	(590,984)
  Non-cash portion of net oil and
	gas property additions	                             	(235,304)	   	(161,731)
  Decrease (increase) in drilling advances		             8,570	    	(461,497)
                                               				------------		------------

	 Net cash used by investing activities	             	(245,462)	 	(1,214,212)
                                               				------------		------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Investing Partners             		(1,212,321)	 	(1,857,520)
  Distributions to Managing Partner, net            		(807,930)   		(438,314)
  Payments on long-term debt	                        	(850,000)	   	(765,000)
                                               				------------		------------

	 Net cash used by financing activities	           	(2,870,251)	 	(3,060,834)
                                               				------------		------------

NET CHANGE IN CASH AND CASH EQUIVALENTS 		                  --	          	--

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	             	104		         104
                                                   	------------ ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	           $     	104  	$	      104
                                                				============		============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest	           $ 	116,059	  $  	154,242
                                                				============		============

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)


                                      	Managing	   Investing
                                       	Partner    	Partners     	Total
                                      	-----------	-----------	------------


BALANCE, DECEMBER 31, 1994	           $	1,026,159	 $	3,148,503	 $	4,174,662

Net income		                              380,697		  1,019,177  		1,399,874

Distributions, net	                     	(438,314)		(1,857,520)		(2,295,834)
                                  				------------		------------		------------

BALANCE, MARCH 31, 1995	              $  	968,542	  $	2,310,160	 $	3,278,702
                                  				============		============		============





BALANCE, DECEMBER 31, 1995	           $  	966,580	  $	4,505,032	 $	5,471,612

Net income		                              744,130	   	2,352,865		  3,096,995

Distributions, net		                     (807,930)	 	(1,212,321)		(2,020,251)
                                  				------------		------------		------------

BALANCE, MARCH 31, 1996	              $  	902,780	  $	5,645,576	 $ 6,548,356
                                  				============		============		============

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



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

ACCRUED EXPENSES

	Accrued expenses payable at March 31, 1996, primarily represents operating and capital expenditures accrued in February and March that will be paid in April.

PAYABLE/RECEIVABLE FROM APACHE

	The receivable from/payable to Apache Corporation (Apache) represents the net result of the investing partners' revenue and expenditure transactions in the current month. Cash in this amount will normally be transferred from/to Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       	RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income and Revenue

	The Partnership reported 1996 first quarter net income of $3.1 million, or $1,941 per Investing Partner unit. The 1996 first quarter income was 121-percent higher than the $1.4 million, or $823 per Investing Partner unit, reported in the first quarter of 1995. This increase was primarily attributable to higher product prices and production, partially offset by higher operating costs.

	Oil and gas sales of $5.0 million in the first quarter of 1996 increased by $2.2 million, or 79 percent, when compared to the first quarter of 1995. This increase was the result of higher production and higher realized product prices. On an energy equivalent basis, using one barrel of oil as the equivalent of six thousand cubic feet (Mcf) of natural gas, natural gas production represented 82 percent and 84 percent of production for the first quarter of 1996 and 1995, respectively.

	Volume and price information concerning the Partnership's 1996 and 1995 first quarter oil and gas production is summarized in the following table:

                                        	For the Quarter
                                        	Ended March 31,	 	Increase
                                        	1996	      1995		(Decrease)
                                       	------    	------		---------
	Gas Volume - Mcf per day	              17,420	    15,943		     9%

	Average Gas Price - per Mcf	            $2.51	     $1.41	    	78%

	Oil Volume - Barrels per day	             618	       516	    	20%

	Average Oil Price - per barrel	        $18.49	    $16.86		    10%


	A $1.10 per Mcf, or 78-percent, increase in the Partnership's average realized gas price and a 10-percent increase in crude oil prices increased revenues by $1,739,000 and $93,000, respectively. While oil and gas prices are currently higher than amounts realized a year ago, the Partnership is not in a position to predict future prices.

	In the first quarter of 1996, crude oil and natural gas production increased 20 percent and nine percent, respectively, over the first quarter of 1995 levels. These increases are primarily attributable to the capital expenditures made during 1995. The Partnership incurred $3.2 million during 1995 to drill the East Cameron A-5 well and to recomplete several wells at South Timbalier 295 and Ship Shoal 259. Given the few number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline on a steeper curve than onshore wells, the Partnership's future production will be subject to more volatility than those entities with greater reserves and longer-lived properties.

	Depreciation, depletion and amortization (DD&A) expense of $1.3 million increased 49 percent from a year ago. Though increasing in absolute terms, the DD&A rate, as a percentage of sales, decreased from 31 percent in 1995 to 26 percent in 1996. This improvement resulted from increased future gross revenue, upon which the rate is based, reflecting both higher natural gas and crude oil prices.

	First quarter 1996 lease operating expense of $344,000 increased by $108,000, or 46 percent, from last year due primarily to workover expenses recorded on South Timbalier 295.

	Administrative expense in the first quarter of 1996 of $133,000 remained relatively flat, increasing less than one percent when compared to the first quarter of 1995.

	Financing costs of $137,000 in the first quarter of 1996 declined $24,000, or 15 percent, compared to the same period in 1995. This decrease was primarily a result of a reduction in the average debt outstanding from $8.7 million during the first quarter of 1995 to $7.0 million over the same period of 1996.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Liquidity

	The Partnership's primary capital resources are net cash provided by operating activities and proceeds from financing activities.

	Net cash provided by operating activities, before changes in working capital accounts, was $4.4 million in the first quarter of 1996, up 92 percent from a year ago. This increase primarily resulted from higher realized natural gas prices, which accounted for approximately 71-percent of the improvement in cash flow. Future cash flows will be influenced by product prices and production constraints and are not presently ascertainable. Net cash provided by operating activities was less than a year ago due primarily to changes in the receivable/payable account with Apache.

	At March 31, 1996, the available commitment under the Partnership's reducing revolving credit facility was $12,750,000, of which $6,460,000 was outstanding. The available commitment reduces by $1,275,000 per quarter, with the outstanding loan balance to be repaid by July 1998. The Partnership must comply with certain cash flow and oil and gas reserve tests under the terms of the credit facility, and failure to comply will result in mandatory principal payments in amounts sufficient to meet the tests. The Partnership has met the tests each year since the inception of the credit facility in 1992. Based on current pricing and its reserve base, the Partnership anticipates meeting future tests and does not expect to have an acceleration of principal payments. The Partnership is not subject to any financial ratio requirements. Apache is contingently liable for obligations of the Partnership and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at March 31, 1996. The credit facility had an average interest rate of 6.271 percent during the first quarter of 1996 which compares to an average rate of 6.802 percent a year ago. The Partnership will attempt to maintain availability under its credit facility as cushion for unforeseen expenditures and contingencies.

	It is expected that cash available under the Partnership's credit facility, Managing Partner contributions, and net cash provided by operating activities will be sufficient to meet the Partnership's liquidity needs through the end of 1996. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek short-term interest-bearing advances from the Managing Partner.


Capital Commitments

	The Partnership's primary needs for cash are for operating expenses, repayment of principal and interest on outstanding debt, drilling and recompletion expenditures, distributions to Investing Partners and the purchase of Units offered by Investing Partners under the right of presentment.

	An amendment to the Partnership Agreement created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be repurchased for cash. The first right of presentment offer for 1996 of $10,698 per Unit was made to the Investing Partners on April 29, 1996. The actual payment will increase by interest calculated from the valuation date, December 31, 1995, to the date of payment. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1996 and cannot, at this time, determine if the partnership will have sufficient funds available for the purpose of repurchasing all or any units tendered.

	During the first quarter of 1996, the Partnership's oil and gas property additions totaled $18,728. The Partnership's capital expenditures for the remainder of 1996 are anticipated to be approximately $1 million based on information provided by the operators of the properties in which the Partnership has interests. However, such estimates may change based on realized product prices, drilling results or other factors.

	The Partnership made a distribution of $1,000 per Limited Partner unit during March 1996, and intends to make another distribution in the second half of 1996. The amount of this and future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, debt service requirements and expected drilling and recompletion expenditures.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

	The foregoing discussions contain certain "forward-looking statements" as defined by the PSLRA including, without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning matters discussed reflecting management's current expectations of the manner in which the various factors discussed therein may affect the Partnership's business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. There is no assurance that the Partnership's expectations will be realized or that unexpected events will not have an adverse impact on the Partnership's business.



                        PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

		None.

ITEM 2.	CHANGES IN SECURITIES

		None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		None.

ITEM 5.	OTHER INFORMATION

		None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		a.	Exhibits.

  			27.1	Financial Data Table.

		b.	Reports filed on Form 8-K - None.



                               SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                       						APACHE OFFSHORE INVESTMENT PARTNERSHIP
                       						By:  Apache Corporation, General Partner



Dated:	May 14, 1996		      		/s/ Mark A. Jackson
                       						---------------------------------
                       						Mark A. Jackson
                       						Vice President and Chief	Financial Officer


Dated:	May 14, 1996		      		/s/ Thomas L. Mitchell
                        					---------------------------------
                       						Thomas L. Mitchell
                       						Controller and Chief Accounting Officer