Form 10-Q
period 1996-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1996-08-13
CIK 727538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

	OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from			to
			       ----------------    -----------------

Commission file number 0-13546
			--------


APACHE OFFSHORE INVESTMENT PARTNERSHIP
- ---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware
	4
1-1464066
- ------------------------------------------------------------------------
(State or other jurisdiction of	(I.R.S.
Employer
incorporation or organization)
	Identific
ation Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX
	7
7056-4400
- ---------------------------------------------------------------------------

(Address of Principal Executive Offices)
	(
Zip Code)


Registrant's Telephone Number, Including Area Code
	(7
13) 296-6000
	--
- -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  X      NO
    ----        ----


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
BALANCE SHEET


	                                             June 30,	      December 31,
                                               	1996            	1995
                                           	-------------	  --------------
                                            	(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents	                 $	  1,000,104	   $        	104
	Oil and gas revenue receivable		               2,747,584	   	   2,744,988
	Drilling advances		                                   --	          	8,570
                                          		-------------	   	------------
                                              		3,747,688	      	2,753,662
                                          		-------------	   	------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties		                          162,003,789		   161,821,838
	Less - accumulated depreciation,
		depletion and amortization	               	(153,624,532) 		(151,089,712)
                                          			-------------	 	------------
                                              		8,379,257    		10,732,126
                            	               	-------------	 	------------
	                                            $	12,126,945	   $	13,485,788
                                           		=============	 	============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accrued exploration and development	       $    	46,804	   $  	426,930
  Other accrued expenses                       	 	346,228	      	207,422
  Payable to Apache Corporation	                 	196,670	       	69,824
                                          	 		------------	 	------------
                                               			589,702	      	704,176
                                           			------------	 	------------

LONG-TERM DEBT		                                2,550,000		    7,310,000
                                           			------------ 		------------

PARTNERS' CAPITAL:
	Managing Partner	                             	1,206,464	      	966,580
	Investing Partners (1,199.7 and 1,212.3 units
		outstanding, respectively)		                  7,780,779		    4,505,032
	                                          			------------		------------
                                            				8,987,243	    	5,471,612
		                                          		------------		------------
	                                            $	12,126,945	  $	13,485,788
                                            		============		============

The accompanying notes to financial statements
are an integral part of this statement.
1

(page)
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF INCOME
(Unaudited)

                               	For the Quarter             	For the Six Months
                                	Ended June 30,	                Ended June 30,
                           	--------------------------  	---------------------------
                                	1996	         1995	          1996	        1995
                            	------------ 	------------	 ------------ 	------------

REVENUES:
	Oil and gas sales	          $ 	4,802,492	 $ 	3,008,827	 $ 	9,816,730	 $ 	5,813,712
                         				------------		------------		------------		------------

EXPENSES:
	Depreciation, depletion
	 and amortization		            1,231,494		   1,042,555		   2,534,820		   1,918,182
	Lease operating		                367,811		     356,814		     711,646		     592,873
	Administrative		                 131,557		     132,501		     265,000		     265,000
	Financing costs:
		Interest expense	               	74,798		     148,724		     211,437		     294,967
		Amortization of deferred
		 financing costs		                   --	          	--	          	--		      14,583
                          				------------ 		------------		------------		------------
                            				1,805,660   		1,680,594		   3,722,903	    3,085,605
                          				------------		------------		------------		------------

NET INCOME	                   $	2,996,832	  $	1,328,233	  $	6,093,827	  $	2,728,107
                          				============		============		============		============

Allocated to:
	Managing Partner	            $  	719,897	  $  	380,856	  $	1,464,027	  $  	761,553
	Investing Partners		           2,276,935		     947,377		   4,629,800		   1,966,554
                          				------------		------------		------------		------------
			                           $	2,996,832	  $	1,328,233	  $	6,093,827	  $	2,728,107
                          				============		============		============		============

NET INCOME PER WEIGHTED
 AVERAGE INVESTING
 PARTNER UNIT	                $    	1,882	  $      	766	  $   	3,822  	 $    	1,589
                          				============		============		============		============

WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING		              1,210.1		     1,237.0		    1,211.2		      1,237.7
                          				============		============		============	===========


The accompanying notes to financial statements
are an integral part of this statement.
2

(page)
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CASH FLOWS
(Unaudited)

                                                     	For the Six Months
                                                       	Ended June 30,
                                              	------------------------------
                                                    	1996          	1995
                                                	------------- 	-------------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		                                     $	 6,093,827  	$ 	2,728,107
		Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation, depletion and amortization		        2,534,820 	   	1,918,182
			Amortization of deferred financing costs	               	--	       	14,583
	Changes in operating assets and liabilities:
			(Increase) decrease in revenue receivable	          	(2,596)	     	159,755
			Increase in accrued expenses	                      	138,806	        	2,090
			Increase in payable to Apache Corporation	         	126,846		      627,832
                                           								------------		------------

	Net cash provided by operating activities		         8,891,703	   	5,450,549
                                           								------------		------------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties	                	(181,951)	 	(1,864,487)
	Non-cash portion of oil and gas property additions	 	(380,126)    		324,065
	Decrease (increase) in drilling advances		              8,570	    	(319,828)
                                           								------------		------------

	Net cash used by investing activities	              	(553,507)		(1,860,250)
                                            								------------		------------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Acquisition of Partnership Units	                   	(141,732)	   	(86,018)
	Distributions to Managing Partner, net	           	(1,224,143) 	 	(881,761)
	Distributions to Investing Partners	              	(1,212,321)		(1,857,520)
	Payments on long-term debt	                       	(4,760,000)  		(765,000)
                                           								------------		------------

	Net cash used by financing activities	            	(7,338,196)		(3,590,299)
                                           								------------		------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          		1,000,000         		--

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	             	104	        	104
                                           								------------		------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	         $ 	1,000,104	 $      	104
                                          								============		============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during the period for interest	        $  	211,437	  $  	303,965
                                          								============		============

The accompanying notes to financial statements
are an integral part of this statement.
3

(page)
APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



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

OTHER ACCRUED EXPENSES

	Accrued expenses payable at June 30, 1996, primarily represented operating costs accrued in May and June that will be paid in July.

PAYABLE TO APACHE

	The payable to Apache Corporation (Apache) represents the net estimated result of the Investing Partners' revenue and expenditure transactions in the current month. Cash in this amount will normally be transferred to/from Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.

RIGHT OF PRESENTMENT

	In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be repurchased for cash. The first right of presentment offer for 1996 of $10,698 per Unit, plus interest to the date of payment, was made to the Investing Partners on April 29, 1996. As a result, the Partnership acquired 12.667 Units for a total of $141,732 in cash. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis. However, had all Units been tendered, the total repurchase price would have been $14.2 million. As provided in the Amended Partnership Agreement, Investing Partner's will have a second right of presentment during the fourth quarter of 1996, based on a valuation date of June 30, 1996. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1996 and cannot, at this time, determine if the Partnership will have sufficient funds available for repurchasing Units.


4

(Page)
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The Partnership realized record cash flows for the quarter and six months ended June 30, 1996, as compared with any quarter or six month period in its history. Earnings were the highest since the first quarter of 1994, and the quarter ended June 30, 1996 was the Partnership's third best quarter in its 12 year existence. These results were driven by record gas prices and increased production, primarily attributable to the successful workover program the Partnership completed last year. With the level of cash flow achieved, the Partnership was able to repay $4.8 million, or 65 percent, of its outstanding debt. The Partnership has also, through June 30, 1996, accumulated $1 million in cash toward funding an anticipated Limited Partner distribution to be made in the fourth quarter of 1996.


RESULTS OF OPERATIONS

Net Income and Revenue

	The Partnership reported 1996 second quarter net income of $3.0 million, or $1,882 per Investing Partner unit. The 1996 second quarter income was 126 percent higher than the $1.3 million, or $766 per Investing Partner unit, reported in the second quarter of 1995. Earnings for the first six months of 1996 totaled $6.1 million compared to $2.7 million during the first half of 1995, an increase of 123 percent. The primary factors contributing to both second quarter and year-to-date earnings were increases in realized oil and gas prices and gas production.

	Oil and gas sales for the second quarter of 1996 increased 60 percent to $4.8 million compared to the second quarter of 1995. For the first six months of 1996, oil and gas sales of $9.8 million were 69 percent higher than the same period in 1995. These increases were due to increases in average realized oil and gas prices and oil and gas production. While oil and gas prices are currently higher than amounts realized a year ago, the Partnership is not in a position to predict future prices.

	The Partnership's oil and gas production volume and price information is summarized in the following tables:

                             	  For the Quarter Ended   For the Six Months Ended
                                      June 30,	               Ended June 30,
                             	------------------------------	---------------------------------
                                	1996    1995 	Increase 	1996   	1995 	Increase
                                	------	------	--------	------	------	--------
	Gas Volume - Mcf per day	      	17,257		15,226	 13%	  	17,345		15,583   	11%

	Average Gas Price - per Mcf	    $ 2.45  $	1.58 	55%	   $	2.48	 $	1.49   	66%

	Oil Volume - Barrels per day	      504     502 	--      		561		   509	   10%

	Average Oil Price - Per barrel  $20.64  $17.90  15%    $19.48 	$17.38 	  12%


	The average realized gas price for the second quarter of 1996 increased to $2.45 per thousand cubic feet (Mcf), or 55 percent, from the second quarter of 1995. This increase resulted in a $1.4 million increase in revenue. For the first six months of 1996, average realized gas prices were up 66 percent, to $2.48 per Mcf, when compared to the same period in 1995. Sales revenues for the first half of 1996 were positively impacted by $3.1 million as a result of the increase in average realized gas prices over the same period last year.

	In the second quarter of 1996, a $2.74 per barrel increase in the Partnership's average realized oil price, as compared to the second quarter of 1995, positively impacted sales by $.1 million. During the first half of 1996, oil revenues were positively impacted by $.2 million due to a 12-percent increase in average realized oil prices, to $19.48 per barrel.


5
(page)

	Second quarter gas production increased 13 percent when compared to the second quarter of 1995. For the first six months of 1996, oil and gas production increased 10 percent and 11 percent, respectively, when compared to the same period a year ago. Production increases in the second quarter and the first half of 1996 are primarily attributable to capital expenditures made during 1995. During 1995, the Partnership completed a capital workover program, primarily focused in the North Padre Island, Ship Shoal 259, South Timbalier 295 and High Island A-6 properties. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline on a steeper curve than onshore wells, the Partnership's future production will be subject to more volatility than those entities with greater reserves and longer-lived properties.

	DD&A expense increased 32 percent and 18 percent for the first half and second quarter of 1996, respectively, when compared to the same periods a year ago. The Partnership's DD&A rate, expressed as a percentage of sales was 26 percent during the first six months of 1996, a decrease from 33 percent in 1995. The year-to-year decrease in DD&A rate is primarily a result of increased future gross revenue, reflecting both higher oil and gas prices, and a lower depreciable property base, upon both of which the rate is based.

	Lease operating expense of $.7 million increased by $.1 million, or 20 percent, during the first six months of 1996 compared to the first six months of 1995. This increase was primarily the result of workover expenses recorded on South Timbalier 295 in the first quarter of this year. Lease operating expense for the second quarter was comparable to the expense incurred during the second quarter of 1995.

	Administrative expense incurred during the first six months of 1996 was comparable to the corresponding periods of 1995. Administrative expenses for the calendar year 1996 are expected to be comparable to 1995.

	Interest expense decreased 28 percent in the first six months and 50 percent in the second quarter, when compared to the same periods in 1995. These decreases were a result of the reduction in the average debt outstanding from $8.8 million in the first half of 1995 to $6.4 million for the comparable period in 1996.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Liquidity

	The Partnership's primary capital resources are net cash provided by operating activities and proceeds from financing activities.

	Net cash provided by operating activities was $8.9 million for the first six months of 1996, an increase of 63 percent from a year ago. The increase was primarily attributable to higher realized prices and increased gas production. Future cash flows will be influenced by product prices and production and are not presently ascertainable.

	At June 30, 1996, the available commitment under the Partnership's reducing revolving credit facility was $10.2 million. The available commitment reduces by $1.3 million per quarter, with the outstanding loan balance to be repaid by July 1998. During the first six months of 1996, debt was reduced by $4.8 million, primarily resulting from increased cash flow and limited capital expenditures.

	Apache is contingently liable for obligations of the Partnership and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at June 30, 1996. The credit facility had an average rate of interest of 6.186 percent during the second quarter of 1996 which compares to an average rate of 6.83 percent a year ago. The Partnership will attempt to maintain availability under its credit facility as cushion for unforeseen expenditures and contingencies.



6
(Page)

	It is expected that the net cash provided by operating activities, the cash available under the Partnership's credit facility and the Managing Partner contributions will be sufficient to meet the Partnership's liquidity needs through the end of 1996. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek short-term interest-bearing advances from the Managing Partner.

Capital Commitments

	The Partnership's primary needs for cash are for operating expenses, repayment of principal and interest on outstanding debt, drilling and recompletion expenditures, distributions to Investing Partners and the purchase of Units offered by Investing Partners under the right of presentment.

	As provided in the Amended Partnership Agreement, Investing Partners will have a second right of presentment during the fourth quarter of 1996, based on a valuation date of June 30, 1996. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1996 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units.

	During the first half of 1996, the Partnership's oil and gas property additions totaled $.2 million. Additions largely related to recompletions performed at South Pass 83 and Ship Shoal 259. Based on information supplied by the operators of the Partnership properties, the Partnership anticipates oil and gas property additions will total approximately $1 million to $1.5 million in 1996. The anticipated capital expenditures are primarily attributable to new well drilling on South Timbalier 295 as well as miscellaneous recompletions on other Partnership properties. Such estimate may change based on realized prices, drilling results or changes to the plans by the operator.

	The Partnership made a $1,000 per-Unit distribution during March 1996, and expects to make another distribution in the fourth quarter of 1996.
The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, debt service requirements and expected drilling and recompletion expenditures.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

	The foregoing discussion and analysis contains certain "forward-looking statements" as defined by the PSLRA including, without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning matters discussed reflecting management's current expectations of the manner in which the various factors discussed therein may affect the Partnership's business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. There is no assurance that the Partnership's expectations will be realized or that unexpected events will not have an adverse impact on the Partnership's business.


7
(page)

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

       	None.

ITEM 2.	CHANGES IN SECURITIES

       	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

       	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       	None.

ITEM 5.	OTHER INFORMATION

       	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

       	a.	Exhibits.

           27.1 	Financial Data Schedule.

       	b.	Reports on Form 8-K - None.


8
(page)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             				APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             				By:	Apache Corporation, General Partner



Dated:	August 13, 1996	         	/s/ Mark A. Jackson
                             				------------------------------------------
                             				Mark A. Jackson
                             				Vice President and Chief Financial Officer


Dated:	August 13, 1996		         /s/ Thomas L. Mitchell
                             				------------------------------------------
                             				Thomas L. Mitchell
                             				Controller and Chief Accounting Officer

(page)