Form 10-Q
period 1996-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1996-11-13
CIK 727538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                	OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the transition period from		              	to
                               	----	----------    -------------------

Commission file number 0-13546
          		           --------


                 APACHE OFFSHORE INVESTMENT PARTNERSHIP
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


Delaware                                                  	41-1464066
----------------------------------------------------------------------------
(State or other jurisdiction of	                       (I.R.S. Employer
incorporation or organization)                       	Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                      77056-4400
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                   	(Zip Code)

Registrant's Telephone Number, Including Area Code       	(713) 296-6000
                                                         	---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  X      NO
    ----        ----


                      PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS

                   APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               BALANCE SHEET

	                                                	September 30, 	December 31,
                                                     	1996	         1995
                                                 	-------------  ------------
                                                 		(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents	                       $	  3,113,711	 $       	104
	Oil and gas revenue receivable		                     2,157,480		   2,744,988
	Receivable from Apache		                               434,039          		--
	Drilling advances                                         		--	       	8,570
                                                 		-------------		------------
                                                    		5,705,230	   	2,753,662
                                                 		-------------		------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties		                                162,262,271	 	161,821,838
	Less - accumulated depreciation,
		depletion and amortization	                     	(154,449,899)	(151,089,712)
                                                			-------------		------------
                                                    		7,812,372	  	10,732,126
                                                 		-------------		------------
                                                  	$	13,517,602	 $	13,485,788
                                                 		=============		============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Distribution payable	                            $ 	4,198,903 	$        	--
  Accrued exploration and development		                 138,725	     	426,930
  Other accrued expenses                              		445,169		     207,422
  Payable to Apache Corporation	                            	--	      	69,824
                                                 			------------		------------
                                                   			4,782,797	     	704,176
                                                 			------------		------------

LONG-TERM DEBT		                                      2,550,000		   7,310,000
                                                 			------------		------------

PARTNERS' CAPITAL:
	Managing Partner		                                     982,145	     	966,580
	Investing Partners (1,199.7 and 1,212.3 units
		outstanding, respectively)		                        5,202,660		   4,505,032
                                                 				------------		------------
                                                  				6,184,805	   	5,471,612
                                                  			------------ 		------------
                                                  	$	13,517,602	 $	13,485,788
                                                  		============		============

The accompanying notes to financial statements are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                              STATEMENT OF INCOME
                                  (Unaudited)

                                      	For the Quarter	For the Nine Months
                                	Ended September 30,	       Ended September 30,
                             	--------------------------	---------------------------
                                  	1996	         1995	      1996	        1995
                               	------------	------------	------------	------------
REVENUES:
	Oil and gas sales	             $	3,414,308	$	3,132,379	$	13,231,038	$	8,946,091
	Interest income                   		22,607		        --     		22,607	        	--
                            				-----------	 	----------		----------- 	------------
                              				3,436,915	 	3,132,379	  13,253,645 		8,946,091
                               	------------	----------	 -----------  	------------
EXPENSES:
	Depreciation, depletion
	 and amortization		                825,367		 1,173,405		  3,360,187		 3,091,587
	Lease operating		                  269,154	   	252,048		    980,800		   844,921
	Administrative	                   	132,499	   	132,500		    397,499		   397,500
	Financing costs:
		Interest expense	                 	84,420		   149,757		    295,857		   444,724
		Amortization of deferred
		 financing costs	                     	--	        	--         		--	    	14,583
                            				------------		------------		------------		------------
		                              		1,311,440		 1,707,710		  5,034,343		 4,793,315
                            				------------	----------- 	---------- 		------------

NET INCOME	                     $	2,125,475	$	1,424,669	  $	8,219,302	$4,152,776
                            				============		============		============		============

Allocated to:
	Managing Partner	              $  	504,691	$	  456,372	  $	1,968,718	$1,217,925
	Investing Partners		             1,620,784		   968,297		   6,250,584		2,934,851
                            				------------		------------		------------		------------
	                             		$	2,125,475	$	1,424,669	  $	8,219,302	$4,152,776
                           				============		============		============		============

NET INCOME PER WEIGHTED
 AVERAGE INVESTING PARTNER UNIT	$    	1,351	$      	788	  $    	5,177	$   	2,377
                            				============		============		============		============

WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING		                1,199.7		   1,229.1		     1,207.4		  1,234.8
                            				============		============		============	===========

The accompanying notes to financial statements are an integral part of this statement.

                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                      	For the Nine Months
                                                      	Ended September 30,
                                                 	------------------------------
                                                     	1996	           1995
                                                  	-------------	-------------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		                                      $	8,219,302	   $	4,152,776
		Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation, depletion and amortization		        3,360,187		    3,091,587
			Amortization of deferred financing costs		               --		       14,583
	Changes in operating assets and liabilities:
			Decrease in revenue receivable		                    587,508		       25,820
			Increase in other accrued expenses	                	237,747		        1,728
			Increase in receivable from Apache Corporation	   	(503,863)		    (557,418)
                                            								------------		------------

	Net cash provided by operating activities		        11,900,881    		6,729,076
                                           								------------		------------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties	                	(440,433)	  	(2,881,535)
	Non-cash portion of oil and gas property additions	 	(288,205)	     	507,331
	Decrease (increase) in drilling advances              		8,570	     	(233,458)
                                            								------------		------------

	Net cash used by investing activities	              	(720,068)	  	(2,607,662)
                                            								------------		------------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Acquisition of Partnership Units	                   	(141,732)		   (108,125)
	Distributions to Managing Partner, net	           	(1,953,153) 		(1,390,769)
	Distributions to Investing Partners	              	(1,212,321)	 	(1,857,520)
	Payments on long-term debt	                       	(4,760,000)		   (765,000)
                                            								------------		------------

	Net cash used by financing activities	            	(8,067,206)	 	(4,121,414)
                                            								------------		------------

NET INCREASE IN CASH AND CASH EQUIVALENTS	          	3,113,607	         	--

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	             	104		         104
                                           								------------		------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	          $	3,113,711	 $       	104
                                          								============		============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during the period for interest	         $  	244,855	 $	   451,024
                                          								============		============

The accompanying notes to financial statements are an integral part of this statement.

                      APACHE OFFSHORE INVESTMENT PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



	The financial statements included herein have been prepared by the Apache Offshore Investment Partnership (Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature.
Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-K.

1. OTHER ACCRUED EXPENSES

	Accrued expenses payable at September 30, 1996, primarily represented operating costs accrued in August and September that will be paid in October.

2. PAYABLE TO/RECEIVABLE FROM APACHE

	The payable to/receivable from Apache Corporation (Apache) represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Cash in this amount will normally be transferred to/from Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.

3. RIGHT OF PRESENTMENT

	In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners now have a limited and voluntary right to offer their Units to the Partnership twice each year to be repurchased for cash. The first right of presentment offer for 1996 of $10,698 per Unit, plus interest to the date of payment, was made to the Investing Partners on April 29, 1996. As a result, the Partnership acquired 12.667 Units for a total of $141,732 in cash. A second right of presentment offer of $10,572 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 30, 1996, based on a valuation date of June 30, 1996. The Partnership is not in a position to predict how many Units will be presented for repurchase under the October 1996 offer and cannot, at this time, determine if the Partnership will have sufficient funds available for repurchasing Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS	OF OPERATIONS

	The Partnership realized record net income per weighted average Investing Unit and the second best cash flow from operating activities for the nine months ended September 30, 1996, as compared with any other nine month period in its history. Solid increases in both crude oil and natural gas prices contributed to the Partnership's improved results. The average realized natural gas price for the first nine months of 1996 was the highest in the last ten years. As a result of the improved cash flow, the Partnership reduced outstanding debt to $2.6 million and, in October 1996, made a $3,500 per-Unit distribution.


RESULTS OF OPERATIONS

Net Income and Revenue

	The Partnership reported net income of $2.1 million in the third quarter of 1996, versus $1.4 million in the prior year period. Earnings per Investing Partner Unit increased 71 percent, to $1,351 from $788. Higher natural gas and crude oil prices and lower DD&A and financing costs led the way to the Partnership's improved results.

	For the first nine months of 1996, net income of $8.2 million, or $5,177 per Investing Partner Unit, increased 98 percent and 118 percent, respectively, from $4.2 million and $2,377 per Unit in the same period last year. Impacting 1996 results were strong natural gas and crude oil prices and lower financing costs, partially offset by slight increases in depreciation, depletion and amortization (DD&A) and lease operating expenses. Net income per Investing Partner Unit was also positively impacted by a two percent decrease in the weighted average Units outstanding.

	Revenues increased ten percent, from $3.1 million in the third quarter of 1995, to $3.4 million for the same period in 1996. Natural gas and crude oil sales contributed 82 percent and 17 percent, respectively, to the Partnership's total revenue in the third quarter, with the remainder attributable to interest income.

	For the first nine months of 1996, revenues increased 48 percent, to $13.3 million compared to the same period in 1995, with natural gas and crude oil contributing 80 percent and 19 percent, respectively, to total revenue. While oil and gas prices are currently higher than amounts realized a year ago, the Partnership is not in a position to predict future prices.

	The Partnership's oil and gas production volume and price information is summarized in the following tables:

                      	For the Quarter Ended September 30,	For the Nine Months Ended September 30,
                       	----------------------------------	--------------------------------------
                                          			Increase	                        		Increase
                              	1996   	1995	(Decrease)        	1996	   1995    (Decrease)
                             	------	 ------	--------	        ------ 	------  	--------
Gas Volume - Mcf per day	     	13,950		16,358  	(15%)	       		16,208	 	15,844     	2%

Average Gas Price - per Mcf   	$	2.20	 $	1.45	   52%	          $	2.40	  $	1.48	    62%

Oil Volume - Barrels per day	    	297	   	640  	(54%)		           472		    553	   (15%)

Average Oil Price - Per barrel	$21.45 	$16.10   	33%	          $	19.90	$	16.88	    18%


	Third Quarter 1996 Compared to Third Quarter 1995

	Natural gas sales for the third quarter of 1996 totaled $2.8 million, 30 percent higher than those recorded in the third quarter of 1995. The increase was driven by higher average realized natural gas prices, which increased 52 percent, favorably impacting revenue by $1 million. Partially offsetting this increase was a 15-percent decline in natural gas production for the third quarter from the same period last year, reducing revenues by $.3 million. Third quarter 1996 gas sales volumes were reduced by the Partnership selling less than its entitlement at South Pass 83, Ship Shoal 259 and North Padre 959, where make-up volumes were taken by under-produced working interest owners, and by natural declines in production at Matagorda 681, South Pass 83, Ship Shoal 259 and South Timbalier 295.

	The Partnership's crude oil sales for the third quarter totaled $.6 million, a 38-percent decrease from the third quarter of 1995. The average realized price for the third quarter increased 33 percent when compared to the same period last year, favorably impacting revenues by $.1 million. Offsetting the benefit of higher crude oil prices was a 54-percent decrease in production versus third quarter 1995, reducing sales by $.5 million. This decrease is primarily a result of the Partnership selling less than its entitlement on South Timbalier 295 in order to make-up for previously over-produced volumes resulting from an allocation error by the operator.

	Year-to-Date 1996 Compared to Year-to-Date 1995

	Gas sales for the first nine months of 1996 of $10.7 million increased $4.3 million, or 67 percent, when compared to the same period in 1995.
Average realized gas prices increased $.92 per Mcf, or 62 percent, when compared with the first nine months of 1995, favorably impacting revenues by $4.1 million. In addition to the increased revenues provided by higher gas prices, gas production for the first nine months of 1996 increased by two percent when compared to the same period in 1995, adding $.2 million in revenues. Production increases in 1996 resulting from the capital workover program completed at the North Padre Island 959, Ship Shoal 259, South Timbalier 295 and High Island A-6 properties in the second half of 1995 were partially offset by natural declines at Matagorda 681 and South
Timbalier 295, and the Partnership selling less than its entitlement at North Padre 959, South Pass 83 and Ship Shoal 259, where make-up volumes were allocated to under-produced third parties.

	For the nine months ended September 30, 1996, oil sales increased one percent, to $2.6 million, from the same period last year. The
Partnership's oil sales revenues were favorably impacted by an 18-percent increase in realized prices, contributing $.4 million. Offsetting the increase in revenues from higher prices was a 15-percent decline in oil production. The decreases in sales volumes resulted from make-up of over-delivered production by third parties in the third quarter of this year and from lower production due to natural decline at South Timbalier 295.

	Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline on a steeper curve than onshore wells, the Partnership's future production will be subject to more volatility than those entities with greater reserves and longer-lived properties.


OPERATING EXPENSES

	The Partnership's DD&A expense for the third quarter of 1996 decreased 30 percent from the same period last year as a result of lower production on an equivalent barrel basis. However, DD&A expense for the first nine months increased nine percent when compared to the same period a year ago.
The Partnership's DD&A rate, expressed as a percentage of sales, was 25 percent during the first nine months of 1996, a decrease from 35 percent in 1995. The year-to-year decrease in DD&A rate is primarily a result of improved pricing for natural gas and crude oil and positive reserve revisions at year-end 1995.

	Lease operating expense (LOE) for the third quarter increased seven percent when compared to the third quarter of 1995. LOE of $1.0 million increased by $.1 million, or 16 percent, during the first nine months of 1996 compared to the first nine months of 1995. These increases were primarily the result of workover expenses recorded on South Timbalier 295 in the first quarter of this year and lower credits to LOE attributable to the High Island A-6 platform throughout the year. The Partnership, through its ownership in the platform, receives credits against LOE for fees charged to third parties whose gas is processed at the platform. In 1996, the third party volumes have declined, resulting in lower processing credits against LOE to the Partnership.

	Financing costs decreased 44 percent in the third quarter and 36 percent in the first nine months, when compared to the same periods in 1995. The decrease in financing costs was primarily a result of the reduction in the average debt outstanding and the weighted average interest rate from $8.7 million and 6.79 percent in the first nine months of 1995 to $2.6 million and 6.22 percent, respectively, for the comparable period in 1996.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Liquidity

	The Partnership's primary capital resources are net cash provided by operating activities and proceeds from financing activities.

	Net cash provided by operating activities was $11.9 million for the first nine months of 1996, an increase of 77 percent from a year ago, reflecting improved oil and gas pricing. Future cash flows will be influenced by product prices and production and are not presently ascertainable.

	During September 1996, based on its projection of future needs, the Partnership reduced its available commitment under its reducing revolving credit facility by $5.1 million to reduce fees. At September 30, 1996, the available commitment under the Partnership's reducing revolving credit facility was $5.1 million, of which $2.6 million was outstanding. The available commitment reduces by $1.3 million per quarter, beginning in October 1997, with the outstanding loan balance to be repaid by July 1998. During the first nine months of 1996, debt was reduced by $4.8 million, primarily resulting from increased cash flow and limited capital expenditures.

	Apache is contingently liable for obligations of the Partnership and is subject to certain requirements under the terms of the credit facility. Apache was in compliance with such covenants at September 30, 1996. The credit facility had an average rate of interest of 6.20 percent during the third quarter of 1996 which compares to an average rate of 6.71 percent a year ago. The Partnership will attempt to maintain availability under its credit facility as cushion for unforeseen expenditures and contingencies.

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

	As provided in the Amended Partnership Agreement, a second right of presentment offer of $10,572 per Unit, plus interest to the date of payment, was made to Investing Partners on October 30, 1996, based on a valuation date of June 30, 1996. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1996 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units.

	During the first nine months of 1996, the Partnership's oil and gas property additions totaled $.4 million. These additions largely related to recompletions performed at South Pass 83 and Ship Shoal 259. Based on information supplied by the operators of the Partnership properties, the Partnership estimates $.7 million of oil and gas property additions will be incurred in the last quarter of 1996. The anticipated capital expenditures relate to planned development activity at South Timbalier 295, which include the drilling of a water injection well, a sidetrack to the A-1 well and a twin to the A-2 well. Such estimates may change based on realized prices, drilling results or changes to the plans by the operator.

	The Partnership made a $1,000 per-Unit distribution during March 1996, and a $3,500 distribution on October 1, 1996. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, debt service requirements and expected drilling and recompletion expenditures.


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


                         					APACHE OFFSHORE INVESTMENT PARTNERSHIP
                         					By:	Apache Corporation, General Partner



Dated:	November 12, 1996    		/s/ Mark A. Jackson
                           			------------------------------------------
                         					Mark A. Jackson
                         					Vice President and Chief Financial Officer


Dated:	November 12, 1996		    /s/ Thomas L. Mitchell
                         					------------------------------------------
                         					Thomas L. Mitchell
                         					Controller and Chief Accounting Officer