Form 10-K
period 1996-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1997-03-27
CIK 727538

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-K

[X]	      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	                 SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996,

                                    OR

[  ]	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          for the transition period from                to
                                 					   -------------	   ---------------

                       Commission file number 0-13546

                  Apache Offshore Investment Partnership

	A Delaware						                                		IRS Employer
	General Partnership						                        	No. 41-1464066

                            One Post Oak Central
                    2000 Post Oak Boulevard, Suite 100
                        Houston, Texas  77056-4400

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

                   DOCUMENTS INCORPORATED BY REFERENCE:

 	Portions of Apache Corporation's proxy statement relating to its 1997 annual meeting of shareholders have been incorporated by reference into Part III hereof.

--------------------------------------------------------------------------

                            TABLE OF CONTENTS

                               DESCRIPTION

Item												                                                     	Page
----		                                                               	----

                                   PART I

1.	BUSINESS	                                                         		1
2.	PROPERTIES			                                                       4
3.	LEGAL PROCEEDINGS			                                                5
4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			              5

                                   PART II

5.	MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
    		SECURITY HOLDER MATTERS			                                       6
6.	SELECTED FINANCIAL DATA		                                          	6
7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    		RESULTS OF OPERATIONS 		                                        	7
8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		                     	12
9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
    		AND FINANCIAL DISCLOSURE	                                     		26

                                  PART III

10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT		             	27
11.	EXECUTIVE COMPENSATION		                                         	27
12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT			 27
13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		                 	27

                                   PART IV

14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.	28


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

General

  	Apache Offshore Investment Partnership is a Delaware general partnership organized in October 1983, with Apache Corporation (Apache), a Delaware corporation, as Managing Partner and public investors as Investing Partners. The Investing Partners purchased Units of Partnership Interests (Units) at $150,000 per Unit with five percent down and the balance in payments as called by the Registrant. As of December 31, 1996, a total of $85,000 had been called for each Unit. In 1989, the Registrant determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Registrant invested, and will continue to invest, its entire capital as the sole limited partner in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership of which Apache is the sole general partner. The limited partnership conducts operations on behalf of the Registrant. The terms "Registrant" or "Partnership", as used hereafter, refer to either the general or limited partnership, as the case may be.

  	The Registrant's business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. Except for the Matagorda Island Block 681 and 682 interests, as described below, the Registrant acquired its oil and gas interests through the purchase of 85 percent of the working interests held by Apache as a participant in a venture (the Venture) with Shell Oil Company (Shell) and certain other companies. The Registrant owns working interests ranging from 4.92 percent to 7.08 percent in the Venture's properties.

  	The Venture acquired substantially all of its oil and gas properties through bidding for leases offered by the federal government. The Venture members relied on Shell's knowledge and expertise in determining bidding strategies for the acquisitions. When Shell was successful in obtaining the properties, it generally billed participating members on a promoted basis (one-third for one-quarter) for the acquisition of exploratory leases and on a straight-up basis for the acquisition of leases defined as drainage tracts. All such billings were proportionately reduced to each members' working interest.

  	In November 1992, Apache and the Partnership formed a joint venture to acquire Shell's 92.6 percent working interest in Matagorda Island Blocks
681 and 682 pursuant to a jointly-held contractual preferential right to purchase. Apache and the Partnership previously owned working interests in the blocks equal to 1.109 percent and 6.287 percent, respectively, and revenue interests of .924 percent and 5.239 percent, respectively. To facilitate the acquisition, Apache and the Partnership contributed all of their interests in Matagorda Island Blocks 681 and 682 to a newly formed joint venture, and Apache contributed $64.6 million ($55.6 million net of purchase price adjustments) to the joint venture to finance the acquisition. The Partnership had neither the cash nor access to additional financing to fund its proportionate share of the acquisition and participated only to the extent of an increased revenue interest in the joint venture.

  	Under the terms of the joint venture agreement, the Partnership's effective revenue interest in the Matagorda Island Block 681 and 682 properties increased as a result of the acquisition to 13.284 percent while its working interest was unchanged. The acquisition added approximately
7.5 Bcf of natural gas and 16 Mbbls of oil to the Partnership's reserve base without any incremental expenditures by the Partnership.

  	Since the Venture is not expected to acquire any additional exploratory acreage, future acquisitions, if any, will be confined to those leases defined as drainage tracts. The current Venture members would pay their proportionate share of acquiring any drainage tracts on a non-promoted basis.

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

1996 Business Development

  	The acquisition and evaluation phase of the Venture's activity is almost complete. One development well was drilled, completed and began production in the West Cameron 368 field during 1996. The drilling of a water injection well for pressure maintenance at South Timbalier 295 was in progress at year-end. Additionally, two developmental wells are approved for drilling in 1997 at South Timbalier 295.

  	Since inception, the Registrant has acquired an interest in 49 prospects. As of December 31, 1996, 37 prospects have been surrendered.

  	The status of the Registrant's 49 original prospects is shown in the following table:

 	                                            	As of December 31,
                                           		----------------------
        	Prospect Status                      	1996          	1995
	--------------------------------           	--------      	--------

			Producing-Fully Developed                   		10	           	10
			Producing-Partially Developed	                	1	            	2
                                           				-----        		-----
			Total Discoveries	                           	11	           	12
			Surrendered/ Sold	                           	38	           	37
                                           				-----        		-----
			Total	                                       	49	           	49
                                           				=====         	=====

  	As of December 31, 1996, 107 wells have been drilled on the 11 remaining prospects. Of the 107 wells, 91 were indicated productive and of those, 84 are currently producing. Twelve of the Registrant's producing wells are dual completions. The Partnership had, at December 31, 1996, estimated proved oil and gas reserves of 22.8 Bcfe, of which 72 percent was natural gas.

  	During 1996, the Partnership sold its interest in the No-See-Um prospect (Vermillion 226/237 unit).

Reserves Value Ceiling Test

  	Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Partnership reviews the carrying value of its oil and gas properties each quarter. Under the full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a writedown if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Partnership had no writedowns due to ceiling test limitations in 1996, 1995 or 1994.

Marketing

  	Apache, on behalf of the Registrant, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. During 1996, the Partnership's spot market gas was purchased primarily by Producers
Energy Marketing, LLC (ProEnergy) and the Partnership's oil and condensate production was purchased primarily by Plains Petroleum Operating Co.
(Plains Petroleum). Apache held a 44 percent interest in ProEnergy at December 31, 1996. The Partnership expects to receive prevailing spot market prices at the relevant delivery points on an ongoing basis.

  	See Note (5), "Major Customer Information," to the Partnership's financial statements under Item 8 below. Because the Registrant's oil and gas products are commodities and the prices and terms of its sales reflect those of the market, the Registrant does not believe that the loss of any customer would have a material adverse affect on the Registrant's business or results of operations. The Registrant is not in a position to predict future oil and gas prices.

Environmental

  	The Partnership, as an owner or lessee of interests in oil and gas properties, is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas.

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

Competition

  	The Registrant is a very minor factor in the oil and gas industry in the Gulf of Mexico area and faces strong competition from much larger producers for the marketing of its oil and gas. The Partnership's ability to compete for purchasers and favorable marketing terms will depend on the general demand for oil and gas from Gulf of Mexico producers. More particularly, it will depend largely on the efforts of Apache to find the best markets.


ITEM 2.	PROPERTIES

  	Acreage is held by the Registrant pursuant to the terms of various leases. The Registrant does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's producing wells and gross acreage as of December 31, 1996, is set forth below:

                                              	Producing
                                             			Oil/Gas	                 	Acres
                                              			Wells      	Average  	-----------------
                                           	 		-----------  	Working  	Dev.	  Undev.
     	Lease Block           	Prospect	   State 	Gross	Net	   Interest 	Gross 	Gross
----------------------------	--------   	----- 	-----	---   	-------- 	----- 	-----

High Island A-6	             Glenda	        TX	    7	   .3  	.0491686  	5,760	   --
Ship Shoal 258, 259	         Genesis	       LA	    9	   .6  	.0628698	 10,141	   --
South Timbalier 276, 295	    Grover	        LA	   23  	1.6  	.0708333	 10,000	   --
North Padre Island 969, 976	 Rosita	        TX	   12   	.9  	.0708333	 11,520	   --
Matagorda Island 681, 682	   Roberto	       TX	   13   	.8  	.0628698	 11,520	   --
West Cameron 368 	           Krypton	       LA	    3   	.2  	.0708333	  5,000	   --
Matagorda Island 588 	       Cortez	        TX    	2   	.0      	ORRI	  5,760	   --
South Pass 83, 74	           Manx	          LA	    9   	.6  	.0678914 	 7,500	   --
East Cameron 60, 51	         East Aragonite	LA    	1   	.1  	.0708333	  5,000	 5,000
Vermillion 95	               Topaz         	LA	    1   	.0	      ORRI	  5,000	   --
Ship Shoal 201, 202	         Bromeliad     	LA	    4   	.0      	ORRI	 10,000	   --
                                             				---  	---	           	------	------
			                                              	84  	5.1           		87,201	 5,000
                                           						===  	===	           	======	======

  	During 1996, the Partnership's interest in Vermillion 226/237 was sold and a non-producing lease on High Island A-5 (a portion of the Glenda Prospect) expired. See Note (4), "Oil and Gas Properties" and the supplemental oil and gas disclosures to the Partnership's financial statements, under Item 8 below, for costs incurred in oil and gas development and production activities and related reserve information. On a net revenue basis, the Partnership owns 5.1 wells.

Production and Pricing Data

  	The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs (excluding severance taxes) and average sales prices.

               	Production		            Average Sales Prices
             	--------------	 Average  	--------------------
Year Ended	    Oil	    Gas  	Production     	Oil      	Gas
December 31,	(Mbbls)	(MMcf)	Cost per Mcfe	(per Bbl)	(per Mcf)
-----------	  ------	------	-------------	 -------- 	--------
	1996	        	164	  	5,651	   $	.18	      $	20.73	  $	2.50
	1995		        210	  	6,052	    	.19	       	16.97		   1.58
	1994	        	250	  	7,140	    	.09	       	15.71		   1.82

  	As it is not anticipated that the Partnership will acquire any additional exploratory leases, or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests, continued declines in production due to natural depletion can be expected.

  	See the supplemental oil and gas disclosures under Item 8 below for estimated oil and gas reserves quantities.


ITEM 3.	LEGAL PROCEEDINGS

  	There are no material legal proceedings pending to which the Registrant is a party or to which the Registrant's interests are subject.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  	There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                              PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
        MATTERS

  	As of December 31, 1996, there were 1,197.9 of the Registrant's Units outstanding held by approximately 974 investors of record. There is no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions made during 1996 to Investing Partners totaled $5.4 million, or $4,500 per Unit. The Partnership made cash distributions of $2,250 per Unit to the Investing Partners in 1995.

  	As discussed in Item 7 below, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased in cash.

ITEM 6.	SELECTED FINANCIAL DATA

  	The following selected financial data for the five years ended December 31, 1996, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8 below.

                                 	At or For the Years Ended December 31,
                            -------------------------------------------------
                              1996     	1995     	1994	     1993     	1992
                           	-------- 	-------- 	-------- 	--------	 --------
                                 	(In thousands, except per Unit amounts)

Total assets	               $	12,252 	$	13,486	 $	14,291 	 $	19,521	 $	22,886
                         			=========	=========	========  	==================

Long-term debt	             $ 	1,998	 $ 	7,310	 $ 	9,435	  $	14,790	 $	23,545
                         			=========	=========	=========	 ========= =========

Partners' capital (deficit)	$ 	8,498	 $ 	5,472	 $ 	4,175	  $ 	3,334	 $	(1,940)
                         			========	 ========  	=======  	========= =========

Oil and gas sales	          $	17,511 	$	13,138	 $	16,926	  $	18,730	 $	12,853
                            ========  	======= 	========= 	========= =========

Net income	                 $	11,127	 $ 	6,214	 $	10,116	  $	10,185	 $ 	3,115
                        	 		======== 	======== 	========  	========= =========

Net income allocated to:
	Managing Partner	          $ 	2,652	 $ 	1,800	 $ 	2,519	  $ 	2,635	 $ 	1,406
	Investing Partners          		8,475		   4,414		   7,597		    7,550		   1,709
                         			--------	 	-------- 	-------- 	---------	--------

		                         	$	11,127	 $ 	6,214	 $	10,116	  $	10,185	 $ 	3,115
                        			=========	 ========  =========	  ======== =========

Net income per
 Investing Partner Unit    	$ 	7,032	 $ 	3,584	 $ 	5,974	  $ 	5,838	 $ 	1,321
                         			=========	=========	========= 	==================

Cash distributions per
 Investing Partner Unit	    $  4,500	 $ 	2,250	 $ 	4,500	  $ 	2,000	 $   	--
                         			=========	=========	=========	  ==================

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS	OF OPERATIONS

  	In 1996, the Partnership realized record net income per Investing Partner Unit and the highest cash flow provided by operating activities in its history. Solid increases in both natural gas and crude oil prices were the most significant contributors to the Partnership's improved results. The average natural gas price for 1996 was the highest realized by the Partnership since inception and the highest annual crude oil price realized since 1991. As a result of the improved cash flow in 1996, the Partnership reduced outstanding debt by $5.3 million to $2.0 million by year-end and, in addition, made the largest single distribution in its history of $3,500 per Investing Partner Unit in October 1996. On January 31, 1997, the Partnership elected to repay the outstanding debt balance and terminate its revolving credit facility.


RESULTS OF OPERATIONS

Net Income and Revenue

  	The Partnership reported net income of $11.1 million for 1996 versus $6.2 million in 1995. Net income per Investing Partner Unit increased 96 percent, to $7,032 from $3,584. Higher realized natural gas and crude oil prices, lower financing costs and reduced lease operating expense led the way to the Partnership's improved results.

  	Revenues increased 33 percent, from $13.1 million in 1995, to $17.5 million in 1996. Natural gas and crude oil sales contributed 81 percent and 19 percent, respectively, to the Partnership's total revenue in 1996 with the remainder attributable to interest income. While oil and gas prices are currently higher than amounts realized a year ago, the Partnership is not in a position to predict future prices.

  	The Partnership's oil and gas production volume and price information is summarized in the following table:

                                   	For the Year Ended December 31,
                                  	----------------------------------
                                                          		Increase
	                                     1996	       1995	    (Decrease)
                                   	-------	     -------	   ---------
Gas volumes - Mcf per day	           15,441	     16,581       	(7)	%

Average gas price - per Mcf	         $	2.50     	$	1.58       	58	%

Oil volume - Barrels per day	           447        	575      	(22)	%

Average oil price - per barrel	    	$	20.73	    $	16.97	       22	%

  	As it is not anticipated that the Partnership will acquire any additional exploratory leases, or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests, continued declines in production due to natural depletion can be expected.


1996 Compared to 1995
---------------------

  	Natural gas sales for 1996 totaled $14.1 million, 47 percent higher than those recorded in 1995. The increase was driven by higher average realized natural gas prices, which favorably impacted revenue by $5.2 million. Partially offsetting this increase was a 1,140 Mcfd decline in natural gas production for 1996 when compared to 1995, reducing revenues by $.6 million. The decline in production from 1995 was primarily driven by natural declines at Roberto (-665 Mcfd) and High Island A-6 (-387 Mcfd). Also contributing to the gas production decline was the make-up of previously over-produced gas and natural decline at South Pass 83 (-423
Mcfd).

  	The Partnership's crude oil sales for the year totaled $3.4 million, a five percent decrease from 1995. The average realized price for 1996 increased 22 percent when compared to 1995, favorably impacting revenues by $.6 million. Offsetting the benefit of higher crude oil prices was a 128 bopd decline in production versus 1995, reducing sales by $.8 million. The decrease in oil production resulted primarily from natural decline at South Timbalier 295.

  	Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline on a steeper curve than onshore wells, the Partnership's future production will be subject to more volatility than those entities with greater reserves and longer-lived properties.

  	In 1996, approximately $25,000 of interest income was earned on the Partnership's investment account resulting from cash accumulated to fund cash distributions to Investing Partners and for the purchase of Units offered by Investing Partners under the right of presentment.

Operating Expenses

  	Depreciation, depletion and amortization (DD&A) expense for 1996 decreased two percent from last year, while the Partnership's DD&A rate, expressed as a percentage of sales, was 25 percent during 1996, compared to 34 percent in 1995. The rate decrease reflects higher price realizations and upward reserve revisions.

  	Lease operating expense (LOE) of $1.2 million decreased by $.2 million, or 11 percent, during 1996 when compared to 1995. The reduction in LOE in 1996 was the result of lower workover activity.

  	Interest expense decreased 43 percent in 1996. The decrease was primarily a result of a 73 percent reduction in debt from $7.3 million at December 31, 1995, to $2.0 million at December 31, 1996. Also contributing to the decrease was a slight decline in interest rates from 6.5 percent at December 31, 1995, to 6.4 percent at December 31, 1996.

1995 Compared to 1994
---------------------

Revenue

  	Oil and gas sales of $13.1 million in 1995 decreased by $3.8 million, or 22 percent, as compared to 1994. Lower gas prices accounted for $1.2 million of this decrease while lower oil and gas production accounted for $2.6 million. The properties particularly affected by these declines were Matagorda Island 681 ($3.0 million), South Pass 83 ($1.1 million), North Padre Island 969 ($.5 million) and South Timbalier 295 ($.4 million).

  	The average oil and natural gas prices received during 1995 were $16.97 per barrel and $1.58 per Mcf, respectively. This represented an eight percent increase in oil prices and a 13 percent decrease in natural gas prices when compared to 1994.

  	Average oil and natural gas production during 1995 totaled 575 bopd and 16,581 Mcfd, respectively. This represented a 16 percent decrease in oil production and a 15 percent decrease in gas production when compared to 1994. The decrease in oil production was due primarily to the plugging and abandonment of the South Timbalier 295A #2 in 1994, which reduced oil production by 109 bopd. The decrease in gas production was due to natural declines and shut-ins for workovers or recompletions at Matagorda Island
681, South Pass 83, North Padre Island 969 and South Timbalier 295.

Operating Expenses

  	The DD&A rate increased during 1995 as compared to 1994, from 28 percent of sales to 34 percent. This increase resulted from lower gas price realizations partially offset by upward reserve revisions.

  	Lease operating expense of $1.4 million in 1995 increased by $.6 million, or 69 percent, during 1995 as compared to 1994. This increase was largely a result of workover costs to maintain production in the East Cameron 60 field.

  	Administrative expense of $.5 million in 1995 decreased five percent from 1994. Administrative expense in 1994 included legal expenses in connection with the solicitation of consents from the Investing Partners as required for amendment of the partnership agreement relating to the right of presentment for Investing Partners.

  	Interest expense of $.6 million in 1995 decreased by $.1 million when compared to 1994. The decrease was primarily a function of a 23 percent reduction in debt, from $9.4 million at December 31, 1994, to $7.3 million at December 31, 1995. Additionally, interest rates decreased from 6.9 percent at December 31, 1994, to 6.5 percent at December 31, 1995.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

  	The Partnership's primary needs for cash are for operating expenses, repayment of principal and interest on outstanding debt, drilling and recompletion expenditures, distributions to Investing Partners and the purchase of Units offered by Investing Partners under the right of presentment. In 1996, the Partnership reduced net long-term debt by $5.3 million. The Partnership's cash payments for interest expense decreased to $.3 million during 1996 from $.6 million during 1995 as a result of reduction in outstanding debt balances and reduced interest rates. The Partnership used cash from operating activities in 1995 and 1994 to reduce debt by $2.1 million and $5.4 million, respectively. On January 31, 1997, the Partnership repaid the remaining $2.0 million outstanding under its revolving credit facility.

  	During 1996, the Partnership's oil and gas property additions totaled $1.1 million. The 1996 additions include costs of drilling and completing the #2 ST2 well at West Cameron 368 and the modification of the platform for a drilling rig at South Timbalier 295. Additionally, a water injection well for maintenance was in progress at the end of 1996.

  	Additions to oil and gas properties totaled $3.2 million and $.9 million in 1995 and 1994, respectively. The Partnership anticipates capital expenditures will total approximately $2.1 million in 1997, based on preliminary information provided by the operators of the properties in which the Partnership has interests. The anticipated capital expenditures relate primarily to the drilling of two developmental wells at South Timbalier 295 and the installation of major gas compression facilities at Ship Shoal 258/259. Additional capital expenditures may be proposed by the operators in the future.

  	During 1996, the Partnership paid distributions to Investing Partners totaling $5.4 million or $4,500 per Unit, compared to $2,250 per Unit in 1995. The Partnership also made a distribution of $1,000 per Unit on March 1, 1997. Apache, as the Managing Partner, will review the possibility of an additional distribution in late 1997. Future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices and actual and anticipated capital expenditures.

  	In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In the initial presentment period, based upon a valuation date of December 31, 1993, Investing Partners sold 46 Units to the Partnership for a purchase price of $13,226 per Unit, plus interest to the date of payment. During the second presentment period, based upon a valuation date of June 30, 1994, Investing Partners sold nine Units to the Partnership for a purchase price of $12,562 per Unit, plus interest to the date of payment. As a result of the two 1994 presentment offerings, the Partnership purchased approximately 55 Units for a total of $748,000 in cash.

  	In 1995, the first right of presentment offer was made to the Investing Partners for $10,391 per Unit, plus interest to the date of payment, based on a December 31, 1994 valuation date. The second right of presentment offer of $10,114 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 1995. As a result of the two 1995 presentments, the Partnership purchased an additional 25.99 Units for a total of $279,000 in cash.

  	During 1996, the Partnership purchased an additional 14.49 Units for a total of $162,000 in cash. The first right of presentment offer for 1996 of $10,698 per Unit, plus interest to the date of payment, was made to the Investing Partners using a valuation date of December 31, 1995. The second right of presentment for 1996 of $10,572 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 1996.

  	The Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available for repurchasing Units.
The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

Capital Resources and Liquidity

  	The Partnership's primary capital resource is net cash provided by operating activities.

  	Net cash provided by operating activities for 1996 was $16.1 million, an increase of 67 percent, reflecting higher realized gas and oil prices during 1996 and lower financing costs, partially offset by gas and oil production declines. Future cash flows will be influenced by gas and oil prices and production and are not presently ascertainable.

  	The Partnership's future financial condition and results of operations will largely depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control.
These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand and the price and availability of alternative fuels. With natural gas accounting for 85 percent of the Partnership's 1996 production and 72 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

  	In July 1992, Apache obtained a $29,750,000 reducing revolving credit facility with a group of banks on behalf of the Partnership. In order to reduce fees, and based on its projection of future needs, the Partnership requested and received a reduction in the available commitment in September 1996. At December 31, 1996, the available commitment was $5.1 million, of which $2.0 million was outstanding. On January 31, 1997, the Partnership repaid the outstanding debt balance and the credit facility was terminated.

  	It is expected that the net cash provided by operating activities and cash available through Managing Partner contributions will be sufficient to meet the Partnership's liquidity needs for routine operations over the next two years. However, in the event that short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek future short-term, interest-bearing advances from the Managing Partner.

Private Securities Litigation Reform Act Disclosure

  	Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans and objectives concerning the Partnership's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Partnership and factors that could yield actual results differing materially from those anticipated. Such factors include, without limitation, the prices received for the Partnership's oil and natural gas production, the costs of acquiring, finding, developing and producing reserves, the rates of production of the Partnership's hydrocarbon reserves, the Partnership's success in acquiring or finding additional reserves, unforeseen operational hazards, significant changes in tax or regulatory environments, and the political and economic uncertainties of foreign oil and gas supplies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   APACHE OFFSHORE INVESTMENT PARTNERSHIP

          INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES



                                                            							Page
                                                            							Number
                                                            							------

Report of Independent Public Accountants 		                           13

Balance Sheet as of December 31, 1996 and 1995	                      	14

Statement of Income for each of the three years in the
 period ended December 31, 1996		                                     15

Statement of Cash Flows for each of the three years in the
 period ended December 31, 1996 	                                    	16

Statement of Changes in Partners' Capital for each of the
 three years in the period ended December 31, 1996	                  	17

Notes to Financial Statements	                                       	18

Supplemental Oil and Gas Disclosures	                                	25

Schedules -

  	All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Apache Offshore Investment Partnership:

  	We have audited the accompanying balance sheet of Apache Offshore Investment Partnership (a Delaware partnership) as of December 31, 1996 and 1995, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                							ARTHUR ANDERSEN LLP




Houston, Texas
March 24, 1997

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET

                                                          	December 31,
                                                  	------------------------------
                                                       	1996           	1995
                                                   	------------  	------------
	ASSETS

CURRENT ASSETS:
	Cash and cash equivalents	                        $  	1,737,470 	$        	104
	Accrued revenues receivable		                         3,046,185 		   2,744,988
	Drilling advances                                          		--        		8,570
                                                    		----------		------------
                                                    			4,783,655    		2,753,662
                                                   		------------	------------
OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties		                                 162,877,903	  	161,821,838
	Less-Accumulated depreciation,
	  depletion and amortization		                     (155,409,894)		(151,089,712)
                                                   		------------	------------
                                                    			7,468,009	   	10,732,126
                                                   		------------	------------
                                                	 	$ 	12,251,664 	$ 	13,485,788
                                                  		============ 	============

		LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
	Accrued exploration and development	              $    	513,948	$     	426,930
	Accrued operating expenses payable and other		          398,898	      	207,422
	Payable to Apache Corporation	                         	843,084	       	69,824
                                                  		------------ 	------------
                                                    			1,755,930	      	704,176
                                                  		------------ 	------------

LONG-TERM DEBT	                                       	1,997,500		    7,310,000
                                                   		------------	------------

PARTNERS' CAPITAL:
	Managing Partner		                                    1,091,189	      	966,580
	Investing Partners (1,197.9 and 1,212.3
	  Units outstanding, respectively)	                  	7,407,045    		4,505,032
                                                   		------------ 	------------
		                                                    	8,498,234	    	5,471,612
                                                   		------------ 	------------
	                                               	  $ 	12,251,664	 $ 	13,485,788
                                                   		============ 	============





                 The accompanying notes to financial statements are
                         an integral part of this statement.

                       APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                STATEMENT OF INCOME

                                              	For the Year Ended December 31,
                                        	---------------------------------------------
                                              	1996        	1995	         1994
                                          	------------	------------	------------

REVENUES:
 	Oil and gas sales	                       $	17,510,612	$	13,138,358	$	16,925,627
		Interest income	                              	24,699	         	--	      	3,481
                                        			------------	------------	 -----------

                                         				17,535,311	 	13,138,358	 	16,929,108
                                        			------------ 	------------	------------

OPERATING EXPENSES:
	Depreciation, depletion
	 and amortization		                          4,320,182		  4,410,453	  	4,689,571
	Lease operating 	                           	1,216,844	  	1,372,517	    	811,623
	Administrative		                               532,325	    	529,832		    557,849
	Financing costs:
	  Interest expense	                           	339,045		    596,572	    	683,812
	  Amortization of deferred
		  financing costs                                		--	     	14,583		     70,417
                                        			------------ 	------------	------------

	                                          			6,408,396	  	6,923,957  		6,813,272
                                        			------------ 	------------	------------


NET INCOME 	                               $	11,126,915	 $	6,214,401	$	10,115,836
                                        				============	============	============

Net income allocated to:
	Managing Partner	                         $ 	2,651,779	 $ 	1,799,940	$	2,518,929
	Investing Partners		                         8,475,136		   4,414,461		 7,596,907
                                        			------------ 	------------	------------

		                                        	$	11,126,915	 $ 	6,214,401	$	10,115,836
                                        			============	 ============	============

NET INCOME PER INVESTING PARTNER UNIT	     $     	7,032	 $     	3,584 $    	5,974
                                        			============	 ============	============


WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING	                            	1,205.3    		1,231.6	    	1,271.6
                                        			============ 	============	============




                 The accompanying notes to financial statements are
                        an integral part of this statement.

                      APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS

                                                       	For the Year Ended December 31,
                                                     	--------------------------------------
                                                         	1996	        1995        	1994
                                                      	-----------	-----------	-----------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income 	                                         $	11,126,915	$	6,214,401	$	10,115,836
	Adjustments to reconcile net income
	 to net cash provided by operating activities:
	  Depreciation, depletion and amortization		            4,320,182 	 4,410,453 	  4,689,571
	  Amortization of deferred financing costs	                   	--     	14,583 	    	70,417
	  Changes in operating assets and liabilities:
	    (Increase) decrease in accrued revenues receivable	  (301,197)  	(715,704)  	1,347,473
	    Increase (decrease) in accrued
		    operating expenses payable	                         	191,476      	2,340    	(166,850)
	    Increase (decrease) in payable to Apache	            	773,260   	(248,397) 	 	(693,937)
	    Other                                                    		-- 	       	-- 	   	(50,921)
                                                     			-----------	-----------	-----------
		Net cash provided by operating activities		           16,110,636	 	9,677,676 		15,311,589
                                                     			-----------	-----------	-----------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties	                  	(1,073,490)	(3,159,530) 	 	(902,841)
	Proceeds from sales of oil and gas properties	            	17,425	   	264,072	         	--
	Non-cash portion of oil and gas property additions	       	87,018   		268,803	    	145,350
	(Increase) decrease in drilling advances	                  	8,570	    	(8,570)	    	76,434
                                                      			-----------	-----------	-----------
		Net cash used in investing activities	                 	(960,477)	(2,635,225)  		(681,057)
                                                      			-----------	-----------	-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Repurchase of Partnership Units		                        (161,899)	 	(279,064)   		(748,112)
	Distributions to Investing Partners	                  	(5,411,224)	(2,778,868) 		(5,750,224)
	Distributions to Managing Partner, net	               	(2,527,170)	(1,859,519) 		(2,777,196)
	Payments of long-term debt	                           	(5,312,500)	(2,125,000) 		(5,355,000)
                                                      		----------- 	----------	-	-----------
		Net cash used in financing activities              		(13,412,793)	(7,042,451) 	(14,630,532)
                                                    			-----------	-----------	-----------

NET INCREASE IN CASH AND CASH EQUIVALENTS		              1,737,366        		--	         	--


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	                 	104	       	104	         	104
                                                       	----------- 	-----------	-----------

CASH AND CASH EQUIVALENTS, END OF YEAR 	               $	1,737,470	  $    	104	  $      	104
                                                    			===========	  =========== 	===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash paid during the year for interest                $  	285,000	$  	597,000	 $   	681,980
                                                     			===========	==========		===========


                   The accompanying notes to financial statements are
                           an integral part of this statement.

                         APACHE OFFSHORE INVESTMENT PARTNERSHIP
                       STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                                         	Managing	   Investing
                                         	Partner	     Partners	     Total
                                       	------------	------------	------------

BALANCE, DECEMBER 31, 1993	             $	1,284,426	$ 	2,049,932	$ 	3,334,358

	Distributions, net	                    	(2,777,196)		(5,750,224)		(8,527,420)

	Repurchase of Partnership Units	               	--	   	(748,112)	  	(748,112)

	Net income 		                            2,518,929	  	7,596,907  	10,115,836
                                     			------------	------------	------------

BALANCE, DECEMBER 31, 1994		              1,026,159	  	3,148,503	  	4,174,662

	Distributions, net	                    	(1,859,519)		(2,778,868)		(4,638,387)

	Repurchase of Partnership Units               		--		   (279,064)	  	(279,064)

	Net income	                             	1,799,940	  	4,414,461  		6,214,401
                                     			-----------  -	------------	------------

BALANCE, DECEMBER 31, 1995	                	966,580	  	4,505,032		  5,471,612

	Distributions, net	                    	(2,527,170)		(5,411,224)		(7,938,394)

	Repurchase of Partnership Units	               	--	   	(161,899)	  	(161,899)

	Net income                             		2,651,779	  	8,475,136	 	11,126,915
                                    				------------		------------		------------

BALANCE, DECEMBER 31, 1996	             $	1,091,189	 $	7,407,045 	$	8,498,234
                                    			============	============	============



                   The accompanying notes to financial statements are
                          an integral part of this statement.

                         APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION:

Nature of Operations -

  	Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both Partnerships and holds approximately four percent of the 1,197.9 Investing Partner Units outstanding at December 31, 1996. The term "Partnership," as used hereafter, refers to the limited or the general partnership, as the case may be.

  	The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts (18 remain as of December 31, 1996) in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks.

  	As of December 31, 1996, the Partnership had participated in 14 federal offshore lease sales in which 49 prospects were acquired
(through the same date 38 prospects have been surrendered/sold). The Partnership's working interests in the 11 remaining Venture prospects range from 4.92 percent to 7.08 percent.

  	The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 85 percent of the Partnership's 1996 production and 72 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

  	Under the terms of the Partnership Agreements, the Investing Partners receive 80 percent and Apache receives 20 percent of revenue. The Investing Partners generally pay for 90 percent and Apache generally pays for 10 percent of exploration and development costs and expenses incurred by the Partnership. However, intangible drilling costs, interest costs and fees or expenses related to the loans incurred by the Partnership are allocated 99 percent to the Investing Partners and one percent to Apache until such time as the amount so allocated to the Investing Partners' accounts equals 90 percent of the total amount of such costs, including such costs incurred by Apache prior to the formation of the Partnerships.

  	An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In the initial presentment period, based upon a valuation date of December 31, 1993, and the second presentment period, based upon a valuation date of June 30, 1994, the Investing Partners sold a total of 55 Units to the Partnership. For these presentment periods, the Partnership offered purchase prices of $13,226 and $12,562 per Unit, respectively, plus interest to the date of payment for a total of $748,000 in cash. The right of presentment offers for 1995 of $10,391 per Unit and $10,114 per Unit, plus interest to the date of payment, were made to the Investing Partners based on valuation dates of December 31, 1994 and June 30, 1995, respectively. As a result of the two 1995 presentments, the Partnership purchased an additional 25.99 Units for a total of $279,000 in cash.

  	During 1996, the Investing Partners sold a total of 14.49 Units to the Partnership for a total of $162,000 in cash. The first right of presentment was based upon a valuation date of December 31, 1995 for a purchase price of $10,698 per Unit, plus interest to the date of payment. The second presentment offer was based on a valuation date of June 30, 1996 for a purchase price of $10,572 per Unit, plus interest to the payment date.

  	The Partnership is not in a position to predict how many Units will be presented for repurchase during 1997, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

Repurchase Price -

  	The table below sets forth the total repurchase price and the repurchase price per Unit for all outstanding Units at each presentment period, based on the Right of Presentment valuation formula defined in the Amendment to the Partnership Agreement. The right of presentment offers, made twice annually, are based on a discounted Unit value formula. The discounted Unit value will be not less than the Investing Partner's share of: (a) the sum of (i) 70 percent of the discounted estimated future net revenues from proved reserves, discounted at a rate of 1.5 percent over prime or First National Bank of Chicago's base rate in effect at the time the calculation is made, (ii) cash on hand,
(iii) prepaid expenses, (iv) accounts receivable less a reasonable reserve for doubtful accounts, (v) oil and gas properties other than proved reserves at cost less any amounts attributable to drilling and completion costs incurred by the Partnership and included therein, and
(vi) the book value of all other assets of the Partnership, less the debts, obligations and other liabilities of all kinds (including accrued expenses) then allocable to such interest in the Partnership, all determined as of the valuation date, divided by (b) the number of Units, and fractions thereof, outstanding as of the valuation date.
The discounted Unit value does not purport to be, and may be substantially different from, the fair market value of a Unit.

 	(Unaudited)
                                       		Total
                                   				Repurchase  	Repurchase Price
 	Right of Presentment Valuation Date	    Price 	       Per Unit
 	------------------------------------	------------	-----------------
 	December 31, 1993	                   $	20,980,558     	$	     13,226

 	June 30, 1994		                        17,540,491	           	12,562

 	December 31, 1994	                    	14,725,170	           	10,391

 	June 30, 1995	                        	13,345,913	           	10,114

 	December 31, 1995		                    14,181,413           		10,698

 	June 30, 1996		                        16,881,655		           10,572

	Capital Contributions -

  	A total of $85,000 per Unit, or approximately 57 percent of investor subscriptions, were called through December 31, 1996. The Partnership determined the full $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,197.9 Units at December 31, 1996.


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

Oil and Gas Properties -

  	The Partnership uses the full cost method of accounting for financial statement purposes. Under this method, the Partnership capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves. The amounts capitalized under this method include dry hole costs, leasehold costs, engineering, geological, exploration, development and other similar costs. Costs associated with production and administrative functions are expensed in the period incurred. Unless a significant portion of the Partnership's reserve volumes are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains or losses are not recognized.

  	Capitalized costs of oil and gas properties are amortized on the future gross revenue method whereby the provision for depreciation, depletion and amortization (DD&A) is computed quarterly by dividing the net cost of evaluated oil and gas properties, including estimated future development costs, by estimated future gross revenue from proved oil and gas reserves and applying the resulting rate to oil and gas sales for the period. The amortizable base includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values.

  	The Partnership limits the capitalized costs of oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Partnership has not recorded any write-downs of capitalized costs for the three years presented.

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

Deferred Financing Costs -

  	Amortization of deferred financing costs in 1995 and 1994 of $14,583 and $70,417, respectively, were related to the revolving credit facility.

Use of Estimates -

  	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see supplemental oil and gas disclosures).

Payable to Apache -

  	Payable to Apache represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred to Apache in the following month after the Partnership's transactions are processed and the net results from operations are determined.

Maintenance and Repairs -

  	Maintenance and repairs are charged to expense as incurred. Recompletions and replacements which improve or extend the life of existing properties are capitalized.

(3) COMPENSATION TO APACHE

	Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

                                		Total incurred by the Investing
                                  		Partners for the year ended
                                            December 31,
                                  	---------------------------------
                                     		1996	    1995	    1994
                                    		------  	------  	------
                                         		(In thousands)

a. Apache is reimbursed for general,
  	administrative and overhead
  	expenses incurred in connection
  	with the management and operation
	of the Partnership's business.	        $	426	   $	424	   $	446
                                     		======= 	======= 	=======

b. Apache is reimbursed for
  	exploration and development overhead
  	costs incurred in the Partnership's
  	operations, which costs are based on
  	exploration and development activities
  	and are capitalized to oil and gas
  	properties.	                         $ 	77	   $	142	   $ 	31
                                    	 	======= 	======= 	=======

  	Apache operates certain Partnership properties. Billings are made on the same basis as to unaffiliated third parties or at prevailing industry rates.


(4) OIL AND GAS PROPERTIES

  	The following tables contain direct cost information and changes in the Partnership's oil and gas properties for each of the years ended December 31. All costs of oil and gas properties are currently being amortized.

Oil and Gas Properties	1996	1995	1994
----------------------	--------	--------	--------
	(In thousands)

Balance, beginning of year	          $	161,822	  $	158,926	  $	158,024
Costs incurred during the year:
	Leasehold additions (retirements) -
		Investing Partners                      		23	        	(3)	       	--
		Managing Partner		                         3		        --	        	--
	Development -
		Investing Partners		                   1,020	     	3,092	       	851
		Managing Partner	                        	27	        	71	        	51
	Property sales proceeds(1) -
		Investing Partners	                     	(13)	     	(234)	       	--
		Managing Partner	                        	(4)	      	(30)	       	--
                                      	--------  	---------    	---------

Balance, end of year	                $	162,878	  $	161,822	  $	158,926
                                   		=========  	=========	  =========

(1) The 1996 property sales proceeds are a result of the sale of the No-See-Um (Vermillion 226/337) prospect. Partnership's interests sold in 1995 related to non-producing, non-unitized leases.

	Accumulated Depreciation,           	Managing 	Investing
	Depletion and Amortization	          Partner	   Partners	    Total
	--------------------------	         --------  	---------  	---------
                                           				(In thousands)

	Balance, December 31, 1993	         $	18,148	  $	123,842	  $	141,990
		Provisions		                            584	     	4,105	     	4,689
                                 			---------  	---------   	---------

	Balance, December 31, 1994		          18,732	   	127,947	   	146,679
		Provisions                            		441	     	3,970	     	4,411
                                 			---------  	---------   	---------

	Balance, December 31, 1995		          19,173	   	131,917		   151,090
		Provisions	                            	467	     	3,853		     4,320
                                 			---------  	---------	   ---------

	Balance, December 31, 1996	         $	19,640	  $	135,770	  $	155,410
                                 			=========  	=========  	=========

  	The Partnership's aggregate DD&A expense was 25 percent, 34 percent and 28 percent of oil and gas sales for 1996, 1995 and 1994, respectively.


(5) MAJOR CUSTOMER INFORMATION

  	Revenues received from major third party customers exceeding ten percent of oil and gas sales is discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.

  	Purchases by Producers Energy Marketing LLC (ProEnergy), a 44 percent owned affiliate of Apache, accounted for 73 percent of the Partnership's oil and gas sales in 1996. The prices the Partnership receives for its gas production are, in the opinion of Apache, not substantially different from prices that would be received from a non-affiliated party. Beginning with April 1996 production, ProEnergy was the principal purchaser of the Partnership's natural gas production. Purchases of oil and condensate by Plains Petroleum Operating Co. (Plains Petroleum) accounted for an additional 10 percent of the 1996 oil and gas sales.

  	Natural Gas Clearinghouse (NGC) was the principal purchaser of the Partnership's spot market gas production from April 1990 through September 30, 1995. Sales to NGC accounted for 49 percent and 77 percent of the Partnership's oil and gas sales in 1995 and 1994, respectively. Plains Petroleum purchases accounted for 28 percent and 14 percent of the Partnership's oil and gas sales in 1995 and 1994, respectively.

  	Effective November 1992, with Apache's and the Partnership's acquisition of an additional revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid an Apache subsidiary transportation fees totaling $.2 million in each of 1996 and 1995 and $.3 million in 1994 for transportation of the Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

  	The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

(6) DEBT

  	In July 1992, through Apache, the Partnership obtained a line of credit. Proceeds from this reducing revolving bank facility were used to repay the limited recourse note which had previously been issued to finance offshore leasehold in the Partnership. At December 31, 1996, the Partnership had an available line of $5.1 million of which $2.0 million was outstanding. The $2.0 million of outstanding debt was due in 1998; however, on January 31, 1997, the Partnership repaid the loan in its entirety and terminated the facility.

  	At the Partnership's option, interest rates on the facility were based on the London Interbank Offered Rate (LIBOR) plus .75 percent (equal to 6.44 percent at December 31, 1996) or at First National Bank of Chicago's base rate plus .5 percent (equal to 8.75 percent at December 31, 1996).

  	It is expected that cash flows from operating activities and Managing Partner contributions will be sufficient to meet the Partnership's liquidity needs for routine operations over the next two years. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek future short-term, interest-bearing advances from the Managing Partner.

(7) FINANCIAL INSTRUMENTS

  	The carrying amount of cash and cash equivalents, accrued revenue receivables and other financial instruments included in the accompanying balance sheet approximated market value at December 31, 1996 and 1995. The Partnership did not engage in hedging activities during the three year period ended December 31, 1996.

                   SUPPLEMENTAL OIL AND GAS DISCLOSURES
                                (UNAUDITED)

Oil and Gas Reserve Information -

  	Proved oil and gas reserve quantities are based on estimates prepared by Ryder Scott Company Petroleum Engineers, independent petroleum engineers, in accordance with guidelines established by the SEC. These reserves are subject to revision due to the inherent imprecision in estimating reserves, and are revised as additional information becomes available. All of the Partnership's reserves are located offshore Texas and Louisiana.

  	There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

(Oil in Mbbls and gas in MMcf)

Proved Reserves	1996	1995	1994
Developed and	-----------------	------------------	------------------
Undeveloped	Oil	Gas	Oil	Gas	Oil	Gas
---------------	------	------	------	------	------	------

Beginning of year		           1,169		20,848		1,237		25,122		1,373		29,305
	Extensions, discoveries
	and other additions           		--	   	252	    	8	   	182	   	24	   	295
	Revisions of
	previous estimates	            	60	   	957	  	134	 	1,596   		90	 	2,662
	Production	                  	(164)	(5,651)		(210) (6,052)		(250) (7,140)
	Sales of reserves in-place	    	--	   	(10)	  	--	    	--		   --	    	--
                          				------ 	------	----- 	------  	----- -------
End of year		                	1,065 	16,396 	1,169 	20,848 	1,237 	25,122
                         					======	======		=====		=====		======		=======
Proved Developed
----------------

Beginning of year		           1,112		18,798		1,150		22,701		1,324		27,727
                        					======	======= ====== ======= 	======		=======

End of year			                  917		14,223		1,112		18,798		1,150		22,701
                       						======		======		=====		=====		======		=======

Future Net Cash Flows -

  	The following table sets forth unaudited information concerning future net cash flows from oil and gas reserves. Future cash inflows is based on year-end prices. Operating costs and future development costs are based on current costs with no escalation. As the Registrant is a general partnership, and therefore pays no income taxes, estimated future income tax expenses are omitted. This information does not purport to present the fair market value of the Partnership's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

                                (UNAUDITED)

Discounted Future Net Cash Flows
Relating to Proved Reserves                   	At December 31,
                                   	-------------------------------------
                                        	1996	      1995	      1994
                                     	----------	----------	----------
                                              	(In thousands)

Future cash inflows	                    $	97,475 	$	75,770 	$	60,383
Future production and development costs		(14,072)		(10,615) 	(11,945)
                                      	----------		--------		----------
Net cash flows	                          	83,403  		65,155	  	48,438
10 percent annual discount rate	        	(21,325)		(16,040)		(13,206)
                                      	----------		--------- ---------
Discounted future net cash flows	       $	62,078	 $	49,115	 $	35,232
                                    		==========	 =========	==========

  	The following table sets forth the principal sources of change in the discounted future net cash flows:

                                     	For the Years Ended December 31,
                                   	-------------------------------------
                                          	1996	     1995	      1994
                                      	----------	----------	----------
                                               	(In thousands)

Sales, net of production costs	         $	(16,294)	$	(11,766)	$	(16,114)
Net change in prices and production costs		22,269	   	15,808	   	(9,824)
Extensions, discoveries and other additions  	862	      	566	      	735
Revisions of quantities	                   	3,920	    	4,447	    	3,910
Accretion of discount	                     	4,912	    	3,523		    5,229
Changes in future development costs	        	(607)	     	301	      	113
Sales of reserves in-place	                  	(18)      		--	       	--
Changes in production rates and other	    	(2,081)	   	1,004	   	(1,104)
                                     		----------		----------		----------
	                                        $	12,963	  $	13,883	 $	(17,055)
                                      		==========	==========	==========

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL	DISCLOSURE

     			None.

                                  PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  	All management functions are performed by Apache, the Managing Partner of the Registrant. The Registrant itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Information About Nominees for Election as Directors," "Information About Continuing Directors," "Executive Officers of the
Company," and "Voting Securities and Principal Holders" in the proxy statement relating to the 1997 annual meeting of shareholders of Apache
(the "Apache Proxy") is incorporated herein by reference.


ITEM 11.	EXECUTIVE COMPENSATION

  	See Note (3), "Compensation to Apache" of the Registrant's financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table," "Long-Term Incentive Plans - Awards in Last Fiscal Year", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Apache Proxy is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  	Apache, as an Investing Partner and the General Partner, owns 53 Units, or approximately four percent of the outstanding Units of the Registrant as of December 31, 1996. Directors and officers of Apache own
10.4 Units, approximately one percent of the Registrant's Units, as of December 31, 1996. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Registrant, no Investing Partner owns, of record or beneficially, more than five percent of the Registrant's outstanding Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  	Effective November 1992, with Apache's and the Partnership's acquisition of an additional revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell a
14.4 mile-long natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $.2 million in each of 1996 and 1995 and $.3 million in 1994 for transportation of the Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

  	Apache markets the Partnership's natural gas production through ProEnergy, an affiliate of Apache. At December 31, 1996, Apache held a 44 percent interest in ProEnergy. The prices the Partnership receives for its gas production are, in the opinion of Apache, not substantially different from the prices that would be received from a non-affiliated party.

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

     		3.2	Amendment No. 1, dated February 11, 1994, to the
           Partnership Agreement of Apache Offshore Investment
           Partnership (incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

     		3.3	Limited Partnership Agreement of Apache Offshore
           Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Registrant with the Commission on April 30, 1985, Commission File No. 0-13546).

    		10.1	Credit Agreement dated July 24, 1992, between Apache,
           the Lenders named therein and the First National Bank of Chicago, as Agent (incorporated by reference to Exhibit
           10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-
           13546).

     	10.2	Second Amendment, dated as of July 29, 1994, to Credit
           Agreement between Apache, the Lenders named therein and the First National Bank of Chicago, as Agent
           (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-13546).

     	10.3	Third Amendment, dated as of March 31, 1995, to the
           Credit Agreement between Apache, the Lenders named therein and the First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-13546).

     	10.4	Form of Assignment and Assumption Agreement between
           Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

     	10.5	Joint Venture Agreement, dated as of November 23, 1992,
           between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit
           10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-
           13546).

     	10.6	Matagorda Island 681 Field Purchase and Sale Agreement
           with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI
           Royalties, Inc. (incorporated by reference to Exhibit
           10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

    	*23.1	Consent of Ryder Scott Company Petroleum Engineers.

    	*27.1	Financial Data Schedule.

     	99.1	Consent statement of the Registrant, dated January 7,
           1994 (incorporated by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

     	99.2	Proxy statement dated March 28, 1997, relating to the
           1997 annual meeting of shareholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300, dated March 28, 1997).

        			*Filed herewith.

   b.	Reports filed on Form 8-K.

    		No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

                                SIGNATURES

  	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               					APACHE OFFSHORE INVESTMENT	PARTNERSHIP

                               					By:  Apache Corporation, General Partner


Date:	March 26, 1997	               By: /s/ Raymond Plank
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

Signature		Title		Date

/s/ Raymond Plank		       Chairman and Chief Executive        	March 26, 1997
-----------------------		 Officer (Principal Executive
Raymond Plank		           Officer)


/s/ Mark A. Jackson	     	Vice President and Chief             	March 26, 1997
-----------------------		 Financial Officer (Principal
Mark A. Jackson		         Financial Officer)


/s/ Thomas L. Mitchell		  Controller and Chief                 	March 26, 1997
-----------------------		 Accounting Officer (Principal
Thomas L. Mitchell		      Accounting Officer)

Signature		                Title	                                Date


/s/ Frederick M. Bohen		   Director
------------------------------
Frederick M. Bohen                                            	March 26, 1997


/s/ Virgil B. Day		        Director
------------------------------
Virgil B. Day	                                                 March 26, 1997


/s/ G. Steven Farris		     Director
------------------------------
G. Steven Farris	                                              March 26, 1997


/s/ Randolph M. Ferlic		   Director
------------------------------
Randolph M. Ferlic	                                            March 26, 1997


/s/ Eugene C. Fiedorek		   Director
------------------------------
Eugene C. Fiedorek	                                           March 26, 1997


/s/ W. Brooks Fields		     Director
------------------------------
W. Brooks Fields	                                             March 26, 1997


/s/ Robert V. Gisselbeck		 Director
------------------------------
Robert V. Gisselbeck	                                         March 26, 1997


/s/ Stanley K. Hathaway		  Director
------------------------------
Stanley K. Hathaway                                          	March 26, 1997


/s/ George D. Lawrence Jr.		Director
------------------------------
George D. Lawrence Jr.			                                     March 26, 1997


/s/ Mary Ralph Lowe	      	Director
------------------------------
Mary Ralph Lowe		                                            	March 26, 1997


/s/ John A. Kocur		        Director
------------------------------
John A. Kocur	                                                March 26, 1997


/s/ Joseph A. Rice		       Director
------------------------------
Joseph A. Rice	                                               March 26, 1997