Form 10-Q
period 1997-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1997-05-14
CIK 727538

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                                 	OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


       For the transition period from	            		to
                           			       -----------------   -------------------

Commission file number 0-13546
               		      --------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


Delaware                                          	41-1464066
------------------------------------------------------------------------------
(State or other jurisdiction of                	(I.R.S. Employer
incorporation or organization)            	Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX            	77056-4400
------------------------------------------------------------------------------
(Address of Principal Executive Offices)        	(Zip Code)


Registrant's Telephone Number, Including Area Code	(713) 296-6000
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

                                            	For the Three Months
                                               	Ended March 31,
                                          	---------------------------
                                              	1997          	1996
                                          	------------   	-----------
REVENUES:
	Oil and gas sales	                        $ 	3,698,691	  $ 	5,014,238
	Interest income		                                9,392           		--
                                       				------------	 	------------
                                         					3,708,083	    	5,014,238
                                       				------------	 	------------

EXPENSES:
	Depreciation, depletion and amortization	     	841,467	    	1,303,326
	Lease operating 	                              	91,168	      	343,835
	Administrative	                               	135,000	      	133,443
	Interest expense	                              	12,818      		136,639
                                       				------------ 		------------
                                         					1,080,453	    	1,917,243
                                       				------------		 ------------

NET INCOME	                                $ 	2,627,630 	 $ 	3,096,995
                                       				============ 		============

NET INCOME ALLOCATED TO:
	Managing Partner	                         $   	611,456	  $   	744,130
	Investing Partners                         		2,016,174	    	2,352,865
                                       				------------		 ------------
                                       				$ 	2,627,630	  $ 	3,096,995
                                       				============ 		============

NET INCOME PER WEIGHTED AVERAGE
 INVESTING PARTNER UNIT	                   $     	1,683	  $     	1,941
                                       				============	 	============

WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING	                            	1,197.9      		1,212.3
                                       				============	 	============


              The accompanying notes to financial statements
                   are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                     	For the Three Months
                                                        	Ended March 31,
                                                  ----------------------------
                                                       	1997          	1996
                                                  	------------- 	-------------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		                                        $ 	2,627,630	 $ 	3,096,995
	Adjustments to reconcile net income to
	 net cash provided by operating activities:
		Depreciation, depletion and amortization	              	841,467		   1,303,326
	Changes in operating assets and liabilities:
		(Increase) decrease in accrued revenues receivable		  1,069,507		     (69,480)
		Increase (decrease) in other accrued expenses	         	(52,874)    		160,054
		Increase in receivable from Apache Corporation     		(1,382,853)	 	(1,375,182)
                                               							------------		------------

		Net cash provided by operating activities	           	3,102,877		   3,115,713
                                              								------------		------------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties	                   	(738,219)    		(18,728)
	Non-cash portion of oil and gas property additions	     	235,372		    (235,304)
	Decrease in drilling advances                               		--	       	8,570
                                              								------------		------------

		Net cash used in investing activities	                	(502,847)	   	(245,462)
                                              								------------		------------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Distributions to Investing Partners	                 	(1,197,827)	 	(1,212,321)
	Distributions to Managing Partner, net	                	(690,627)	   	(807,930)
	Payments on long-term debt	                          	(1,997,500)	   	(850,000)
                                              								------------		------------

		Net cash used in financing activities	              	(3,885,954)	 	(2,870,251)
                                              								------------		------------

NET INCREASE IN CASH AND CASH EQUIVALENTS	            	(1,285,924)	         	--

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          		1,737,470	         	104
                                              								------------		------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	             $  	451,546  	$      	104
                                             								============		============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during the period for interest	            $   	11,073	  $  	116,059
                                              								============		============

                     The accompanying notes to financial statements
                        are an integral part of this statement.

                         APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                     BALANCE SHEET


                                                   	March 31,	       December 31,
                                                     	1997	             1996
                                                	----------------	----------------
                                                   	(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents                          	$   	451,546	 $  	1,737,470
	Accrued revenues receivable                          		1,976,678    		3,046,185
	Receivable from Apache		                                 539,769	           	--
                                                		---------------		---------------
                                                      		2,967,993	    	4,783,655
                                                		---------------		---------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties	                                  	163,616,122	  	162,877,903
	Less - Accumulated depreciation,
		depletion and amortization	                       	(156,251,361)		(155,409,894)
                                                			---------------		---------------
                                                      		7,364,761    		7,468,009
                                                  		---------------		---------------
                                                 	 $  	10,332,754	 $ 	12,251,664
                                                		===============		===============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
	Accrued exploration and development	              $    	749,320	  $    	513,948
	Accrued operating expenses payable and other	          	346,024	       	398,898
	Payable to Apache Corporation                              		--	       	843,084
                                              				---------------		---------------
                                                   				1,095,344	     	1,755,930
                                               			---------------		---------------

LONG-TERM DEBT	                                              	--	     	1,997,500
                                               			---------------		---------------

PARTNERS CAPITAL:
	Managing Partner	                                    	1,012,018	     	1,091,189
	Investing Partners (1,197.9 and 1,197.9 units
		outstanding, respectively)                         		8,225,392	     	7,407,045
                                               				---------------		---------------
                                                  	 			9,237,410	     	8,498,234
                                               				---------------		---------------
                                                 	$  	10,332,754	  $ 	12,251,664
                                                		===============		===============




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

1. OTHER ACCRUED EXPENSES

	Accrued expenses payable at March 31, 1997, primarily represented operating costs accrued in February and March that will be paid in April.

2. PAYABLE TO/RECEIVABLE FROM APACHE

	The payable to/receivable from Apache Corporation (Apache) represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred to/from Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.

3. RIGHT OF PRESENTMENT

	In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The first right of presentment offer for 1997 was based upon a valuation date of December 31, 1996 for a purchase price of $13,621 per Unit, plus interest to the date of payment. The offer was made to the Investing Partners on April 28, 1997 and Unitholders may elect to exercise their right of presentment through May 30, 1997. The Partnership is not in a position to predict how many Units will be presented for repurchase under the April 1997 offer and cannot, at this time, determine if the Partnership will have sufficient funds available for repurchasing Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS	OF OPERATIONS


RESULTS OF OPERATIONS

	The Partnership realized the third highest earnings and the fifth highest cash flow from operating activities for the three months ended March 31, 1997, as compared with any other three month period in its history. Strong natural gas and crude oil prices as well as lower lease operating and financing costs contributed to the Partnership's solid results. The average realized natural gas price for the first three months of 1997 was the highest in its history and crude oil prices were the highest of any quarter since 1991. As a result of the improved cash flow in 1997, the Partnership repaid the outstanding debt and terminated its revolving credit facility on January 31, 1997.

Net Income and Revenue

	The Partnership reported net income of $2.6 million in the first quarter of 1997, versus $3.1 million in the prior year period. Earnings per Investing Partner Unit decreased 13 percent, from $1,941 to $1,683. The decrease was attributable to lower natural gas and crude oil production, partially offset by lower depreciation, depletion and amortization expense (DD&A), lease operating expense (LOE) and financing costs.

	Revenues decreased 26 percent, from $5.0 million in the first quarter of 1996, to $3.7 million for the same period in 1997. Natural gas and crude oil sales contributed 80 percent and 20 percent, respectively, to the Partnership's total revenues, with less than one percent attributable to interest income.

	The Partnership's gas and oil production volume and price information is summarized in the following tables:

                                          	For the Three Months
                                             	Ended March 31,		   Increase
                                             	1997       	1996	 	(Decrease)
                                            	-------    	-------		---------
	Gas Volume - Mcf per day	                   11,596	     17,420	    	(33)	%

	Average Gas Price - per Mcf	               $  2.83	   $   2.51	     	13	%

	Oil Volume - Barrels per day	                  393        	618	   	(36)	%

	Average Oil Price - per barrel	            $ 21.15	   $  18.49	     	14	%

	Natural gas sales revenues for the first quarter of 1997 totaled $3.0 million, 26 percent lower in the first quarter of 1996. The decrease was driven by lower natural gas production, negatively impacting revenue by $1.5 million. Partially offsetting this decrease was a 13 percent increase in average realized gas prices, increasing revenues by $.5 million.
Natural gas sales were negatively impacted in the first quarter of 1997 by the Partnership selling less than its entitlement at South Pass 83, Ship Shoal 259 and North Padre 969, where make-up volumes were taken by under-produced working interest owners. Additionally, natural declines in production at Roberto and East Cameron 60 caused decreased sales.

	The Partnership's crude oil sales revenues for the first quarter totaled $.7 million, a 28 percent decrease from the first quarter of 1996. The increase in the average realized price favorably impacted revenues by $.2 million. Lower production offset the benefit of higher crude oil prices, reducing sales by $.4 million. The decrease in production was primarily the result of natural declines in production at East Cameron 60 and South Timbalier 295.

	Given the small number of producing wells owned by the Partnership and the fact that offshore wells tend to decline on a steeper curve than onshore wells, the Partnership's future production will be subject to more volatility than those entities with greater reserves and longer-lived properties.


OPERATING EXPENSES

	The Partnership's DD&A for the first quarter of 1997 decreased 35 percent from the same period last year as a result of lower production on a million cubic feet equivalent basis and improved pricing for natural gas and crude oil. The Partnership's DD&A rate, expressed as a percentage of sales, was 23 percent during the first three months of 1997, a decrease from 26 percent in 1996.

	LOE decreased 73 percent, from $.3 million to $.1 million, from the first quarter of 1996. The decrease was primarily the result of lower workover activity in the first quarter of this year and a credit resulting from a joint venture audit recorded in March 1997.

	Financing costs decreased 91 percent in the first quarter of 1997 when compared to the same period in 1996. The decrease was primarily a result of the repayment of the Partnership's outstanding debt of $2.0 million on January 31, 1997.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Liquidity

	The Partnership's primary capital resource is net cash provided by operating activities, which was $3.1 million for the first three months of 1997, which is comparable to the prior year. Future cash flows will be influenced by product prices and production.

	In January 1997, the outstanding balance was repaid on the revolving credit facility that Apache obtained on behalf of the Partnership in July 1992, and the facility was terminated.

	It is expected that the net cash provided by operating activities and Managing Partner contributions will be sufficient to meet the Partnership's liquidity needs through the end of 1997. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek short-term interest-bearing advances from the Managing Partner.

Capital Commitments

	The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners and the purchase of Units offered by Investing Partners under the right of presentment.

	During the first three months of 1997, the Partnership's oil and gas property additions totaled $.7 million. These additions primarily related to a recompletion performed at Ship Shoal 259 and a water injection well, along with a development well, drilled at South Timbalier 295. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1.4 million for the remainder of 1997. The anticipated capital expenditures relate to planned development activity at South Timbalier 295, which include the completion of the water injection and development wells, and the drilling of a second development well. Such estimates may change based on realized prices, drilling results or changes to the plans by the operator.

	The Partnership made a $1,000 per-Unit distribution during March 1997. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, and expected drilling and recompletion expenditures.

	As provided in the Amended Partnership Agreement, a first right of presentment offer of $13,621 per Unit, plus interest to the date of payment, was made to Investing Partners on April 28, 1997, based on a valuation date of December 31, 1996. The Unitholders have until May 30, 1997 to accept the offer. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1997 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

	Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the PSLRA, as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans and objectives concerning the Partnership's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Partnership and factors that could yield actual results differing materially from those anticipated. Such factors include, without limitation, the prices received for the Partnership's oil and natural gas production, the costs of acquiring, finding, developing and producing reserves, the rates of production of the Partnership's hydrocarbon reserves, the Partnership's success in acquiring or finding additional reserves, unforeseen operational hazards, significant changes in tax or regulatory environments, and the political and economic uncertainties of foreign oil and gas supplies.

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


				APACHE OFFSHORE INVESTMENT PARTNERSHIP
				By:	Apache Corporation, General Partner



Dated:	May 14, 1997		               /s/ Mark A. Jackson
                                				-----------------------------------------
                               				Mark A. Jackson
                               				Vice President and Chief Financial Officer


Dated:	May 14, 1997	              	/s/ Thomas L. Mitchell
                                			-------------------------------
                               				Thomas L. Mitchell
                               				Controller and Chief Accounting Officer