Form 10-Q
period 1997-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1997-08-13
CIK 727538

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                               	OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


           For the transition period from		           	to
                                           -	----------    -------------

           Commission file number 0-13546
                     		           --------


                  APACHE OFFSHORE INVESTMENT PARTNERSHIP
---------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


Delaware	                                                41-1464066
----------------------------------------------------------------------------
(State or other jurisdiction of                   	(I.R.S.Employer
incorporation or organization)                    	Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                     77056-4400
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code      	(713) 296-6000
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

                    PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               APACHE OFFSHORE INVESTMENT PARTNERSHIP
                       STATEMENT OF INCOME
                          (Unaudited)

                                         	For the Quarter	         For the Six Months
                                          	Ended June 30,           	Ended June 30,
                                   	---------------------------	-----------------------------
                                          	1997       	1996      	1997       	1996
                                     	------------	------------	------------	------------

REVENUES:
	Oil and gas sales	                    $	2,699,952	$	4,802,492	$	6,398,643	$	9,816,730
	Interest income	                          	15,770	        	--	     25,162        		--
                                   				-----------		-----------		-----------		-----------
                                     				2,715,722	 	4,802,492	 	6,423,805	 	9,816,730
                                   				-----------		-----------		-----------		-----------
EXPENSES:
	Depreciation, depletion
	 and amortization	                       	632,622	 	1,231,494	 	1,474,089	 	2,534,820
	Lease operating	                         	166,308	   	367,811   		257,476	   	711,646
	Administrative	                          	135,000	   	131,557	   	270,000	   	265,000
	Interest	                                     	--	    	74,798	    	12,818	   	211,437
                                   				-----------		-----------		-----------		-----------
                                       				933,930	 	1,805,660	 	2,014,383		 3,722,903
                                   				-----------		-----------		-----------		-----------

NET INCOME	                            $	1,781,792	$	2,996,832	$	4,409,422	$	6,093,827
                                   				===========		===========		===========		===========

Net income allocated to:
	Managing Partner	                     $  	419,801	$  	719,897	$	1,031,257	$	1,464,027
	Investing Partners	                    	1,361,991	 	2,276,935 		3,378,165 		4,629,800
                                   				-----------		-----------		-----------		-----------
	                                    		$	1,781,792	$	2,996,832	$	4,409,422	$	6,093,827
                                   				===========		===========		===========		===========

NET INCOME PER WEIGHTED
 AVERAGE INVESTING PARTNER UNIT	       $    	1,138	$    	1,882	$    	2,822	$	    3,822
                                   				===========		===========		===========		===========

WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING	                       	1,196.6	   	1,210.1   		1,197.2	    	1,211.2
                                   				============		============		============	===========


The accompanying notes to financial statements are an integral part of this statement.

                      APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                       	For the Six Months
                                                         	Ended June 30,
                                                    	------------------------------
                                                         	1997        	1996
                                                     	-------------	-------------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		                                          $	4,409,422	$	6,093,827
	Adjustments to reconcile net income to
	 net cash provided by operating activities:
		Depreciation, depletion and amortization	             	1,474,089 		2,534,820
		Changes in operating assets and liabilities:
			(Increase) decrease in accrued revenues receivable	  	1,726,230	    	(2,596)
			Increase (decrease) in accrued
				operating expenses payable	                          	(157,063)   	138,806
			(Increase) decrease in receivable
				from Apache Corporation	                             	(933,964)	  	126,846
                                                							------------		------------

		Net cash provided by operating activities	            	6,518,714  	8,891,703
                                               								------------		------------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties	                 	(1,258,598)	  	(181,951)
	Non-cash portion of oil and gas property additions	     	121,993	   	(380,126)
	Decrease in drilling advances	                               	--	      	8,570
                                              								------------		------------

		Net cash used in investing activities	              	(1,136,605)	   (553,507)
                                              								------------		------------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Repurchase of Partnership Units	                       	(109,272)  		(141,732)
	Distributions to Investing Partners	                 	(1,197,827)		(1,212,321)
	Distributions to Managing Partner, net              		(1,269,264)		(1,224,143)
	Payments on long-term debt                          		(1,997,500)		(4,760,000)
                                              								------------		------------

		Net cash used in financing activities	              	(4,573,863)		(7,338,196)
                                              								------------		------------

NET INCREASE IN CASH AND CASH EQUIVALENTS	               	808,246	  	1,000,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          		1,737,470        		104
                                             								------------		------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             	$	2,545,716	 $	1,000,104
                                             								============		============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during the period for interest	            $   	11,073	 $  	211,437
                                              							============		============


The accompanying notes to financial statements are an integral part of this statement.

                  APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             BALANCE SHEET


                                                      	June 30,      	December 31,
                                                       	1997	            1996
                                                  	----------------	----------------
                                                     	(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents	                        $    	2,545,716	$   	1,737,470
	Accrued revenues receivable		                           1,319,955 	   	3,046,185
	Receivable from Apache		                                   90,880           		--
                                                 		---------------		---------------
                                                       		3,956,551	    	4,783,655
                                                 		---------------		---------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties	                                   	164,136,501	 	162,877,903
	Less - Accumulated depreciation,
		depletion and amortization	                        	(156,883,983)	(155,409,894)
                                                			---------------		---------------
                                                       		7,252,518   		7,468,009
                                                 		---------------		---------------
                                                  	$   	11,209,069	$ 	12,251,664
                                                 		===============		===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
	Accrued exploration and development	              $      	635,941	$    	513,948
	Accrued operating expenses payable and other	            	241,835	     	398,898
	Payable to Apache Corporation                                		--	     	843,084
                                                				---------------		---------------
                                                       				877,776	   	1,755,930
                                                 			---------------		---------------

LONG-TERM DEBT	                                                	--	   	1,997,500
                                                 			---------------		---------------

PARTNERS CAPITAL:
	Managing Partner	                                        	853,182	   	1,091,189
	Investing Partners (1,190.2 and 1,197.9 units
		outstanding, respectively)	                           	9,478,111	   	7,407,045
                                                 				---------------		---------------
                                                    				10,331,293	   	8,498,234
                                                 				---------------		---------------
                                                   	$  	11,209,069	$ 	12,251,664
                                                  		===============		===============


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

1. OTHER ACCRUED EXPENSES

  	Accrued expenses payable at June 30, 1997, primarily represented operating costs accrued in May and June that will be paid in July.

2. PAYABLE TO/RECEIVABLE FROM APACHE

  	The payable to/receivable from Apache Corporation, the Partnership's managing partner (Apache or Managing Partner), represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred to/from Apache in the following month after the Partnership's transactions are processed and the net results of operations are determined.

3. RIGHT OF PRESENTMENT

  	In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The first right of presentment offer for 1997 was based upon a valuation date of December 31, 1996 for a purchase price of $13,621 per Unit, plus interest to the date of payment. The offer was made to the Investing Partners on April 28, 1997 and, as a result, the Partnership acquired 7.666 Units for a total of $109,272 in cash. As provided in the Partnership Agreement as amended to-date (Amended
Partnership Agreement), Investing Partners will have a second right of presentment during the fourth quarter of 1997 based on a valuation date of June 30, 1997. The Partnership is not in a position to predict how many Units will be presented for repurchase under the later 1997 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS	OF OPERATIONS


RESULTS OF OPERATIONS

Net Income and Revenue

  	The Partnership reported net income of $1.8 million in the second quarter of 1997, versus $3.0 million in the prior year period. Earnings per Investing Partner Unit decreased 40 percent, from $1,882 to $1,138.
The decrease was attributable to lower natural gas and crude oil production and prices, partially offset by lower depreciation, depletion and amortization expense (DD&A), lease operating expense (LOE) and financing costs.

  	For the first half of 1997, net income of $4.4 million, or $2,822 per Investing Partner Unit, decreased 28 percent and 26 percent, respectively, from $6.1 million and $3,822 per Unit in the same period last year.
Impacting 1997 results were lower natural gas and crude oil production, partially offset by lower DD&A, LOE and financing costs.

  	Revenues decreased 43 percent, from $4.8 million in the second quarter of 1996 to $2.7 million for the same period in 1997. Natural gas and crude oil sales contributed 78 percent and 21 percent, respectively, to the Partnership's total revenues, with one percent attributable to interest income. For the first six months of 1997, revenues decreased 35 percent, to $6.4 million compared to the same period in 1996 due primarily to lower production, with natural gas and oil contributing 79 percent and 21 percent, respectively, to total revenue.

  	The Partnership's gas and oil production volume and price information is summarized in the following tables:

                       	For the Quarter Ended June 30,	For the Six Months Ended June 30,
                               --------------------- ----------------------
                                	1997  	1996  Change 	1997   	1996	Change
                               	------	------	-------	------	------	-------
Gas Volume - Mcf per day		      11,203		17,257	(35%)		11,398		17,345	(34%)

Average Gas Price - per Mcf    	$	2.08 	$	2.45	(15%)	 $	2.46 	$	2.48	 (1%)

Oil Volume - Barrels per day	     	342	   	504	(32%)	   	368	    	561	(34%)

Average Oil Price - Per barrel	 $18.69 $	20.64 	(9%) $	20.00 	$	19.48  	3%


Second Quarter 1997 Compared to Second Quarter 1996

  	Natural gas sales revenues for the second quarter of 1997 totaled $2.1 million, 45 percent lower than the second quarter of 1996. The decrease was driven by lower natural gas production and realized gas prices, negatively impacting revenue by $1.3 million and $.4 million, respectively. Natural gas sales decreased in the second quarter of 1997 primarily as a result of natural declines in production at Roberto and the Partnership selling less than its entitlement at South Pass 83 and North Padre 969, where make-up volumes were taken by under-produced working interest owners. Also contributing to the decrease was natural decline combined with downtime for recompletions at Ship Shoal 259.

  	The Partnership's crude oil sales revenues for the second quarter totaled $.6 million, a 39 percent decrease from the second quarter of 1996. The decrease in the average realized price negatively impacted revenues by $.1 million while lower production reduced sales by $.3 million. The decrease in production was primarily the result of natural declines in production at East Cameron 60 and downtime resulting from drilling operations at South Timbalier 295.

Year-to-Date 1997 Compared to Year-to-Date 1996

  	Gas sales for the first half of 1997 of $5.1 million decreased $2.8 million, or 35 percent, when compared to the same period in 1996. Average realized gas prices decreased $.02 per Mcf, or one percent, when compared with the first six months of 1996. Gas production for the first half of 1997 decreased by 35 percent when compared to the same period in 1996, negatively impacting revenues by $2.7 million. Production decreases in 1997 were primarily due to natural production declines and of make-up volumes taken by under-produced working interest owners at South Pass 83, Ship Shoal 259 and North Padre 969.

  	For the six months ended June 30, 1997, oil sales decreased 33 percent to $1.3 million when compared to the same period last year. The
Partnership's oil sales revenues were impacted by a 35 percent decline in oil production, which was partially offset by a three percent increase in realized prices. The decrease in sales volumes resulted from natural declines in production at East Cameron 60 and downtime resulting from drilling operations at South Timbalier 295.

  	Given the small number of producing wells owned by the Partnership and the fact that offshore wells tend to decline on a steeper curve than onshore wells, the Partnership's future production will be subject to more volatility than the production of entities with greater reserves and longer-lived properties.


OPERATING EXPENSES

  	The Partnership's DD&A for the second quarter of 1997 decreased 49 percent from the same period in the previous year primarily as a result of lower oil and gas sales revenue. The Partnership's DD&A rate, expressed as a percentage of sales, was 23 percent during the first six months of 1997, decreasing from 26 percent during the same period in 1996. The decrease in the rate was a result of generally improving natural gas and crude oil prices during the last twelve months and positive reserve revisions in the fourth quarter of 1996.

  	LOE in the second quarter of 1997 decreased 55 percent, from $.4 million to $.2 million, from the second quarter of 1996. For the first half of 1997, LOE of $.3 million was down 64 percent when compared to the first half of 1996. The decrease was primarily the result of lower workover activity in the first half of 1997 and a credit resulting from a joint venture audit recorded in March 1997.

  	Financing costs decreased 94 percent in the first six months when compared to the same period in 1996. The decrease was a result of the repayment of the $2.0 million of the Partnership's outstanding bank debt on January 31, 1997.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Liquidity

  	The Partnership's primary capital resource is net cash provided by operating activities, which was $6.5 million for the first half of 1997, a decrease of 27 percent from a year ago, reflecting lower oil and gas production and gas prices. Future cash flows will similarly be influenced by fluctuations in product prices and production.

  	In January 1997, the Partnership repaid the outstanding balance of the revolving credit facility obtained by Apache on behalf of the Partnership in July 1992, and terminated the facility.

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

  	During the first half of 1997, the Partnership's oil and gas property additions totaled $1.3 million. These additions primarily related to a recompletion at Ship Shoal 259 and a water injection well as well as a development well drilled at South Timbalier 295. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.8 million for the remainder of 1997. The anticipated capital expenditures relate to planned development activity at South Timbalier 295, which include the completion of the water injection and development wells, and the drilling of a second development well. Such estimates may change based on realized prices, drilling results or changes to the development plan by the operator.

  	The Partnership made a $1,000 per Unit distribution during March 1997. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, and expected drilling and recompletion expenditures.

  	As provided in the Amended Partnership Agreement, a first right of presentment offer for 1997 of $13,621 per Unit, plus interest to the date of payment, was made to Investing Partners on April 28, 1997, based on a valuation date of December 31, 1996. As a result, the Partnership acquired
7.666 Units for a total of $109,272 in cash. As provided in the Amended Partnership Agreement, Investing Partners will have a second right of presentment during the fourth quarter of 1997, based on a valuation date of June 30, 1997. The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units.


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


                    							APACHE OFFSHORE INVESTMENT PARTNERSHIP
                    							By:	Apache Corporation, General Partner



Dated:	August 13, 1997	  		/s/ Roger B. Plank
                    							------------------------------------------
                    							Roger B. Plank
                    							Vice President and Chief Financial Officer


Dated:	August 13, 1997  			/s/ Thomas L. Mitchell
                    							------------------------------------------
                    							Thomas L. Mitchell
                    							Vice President and Controller
                    							(Chief Accounting Officer)