Form 10-Q
period 1997-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1997-11-12
CIK 727538

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                               	OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from		                 	to
                              	-----	----------       -------------
Commission file number 0-13546
          		           --------


                  APACHE OFFSHORE INVESTMENT PARTNERSHIP
-----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


Delaware                                        	41-1464066
-----------------------------------------------------------------------
(State or other jurisdiction of            	(I.R.S. Employer
incorporation or organization)          	Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                 	77056-4400
------------------------------------------------------------------------
(Address of Principal Executive Offices)              	(Zip Code)


Registrant's Telephone Number, Including Area Code  	(713) 296-6000
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

                      PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           STATEMENT OF INCOME
                               (Unaudited)

                                  	For the Quarter	        For the Nine Months
                                 	Ended September 30,     	Ended September 30,
                               	---------------------------	-----------------------------
                                    	1997       	1996         	1997	       1996
                                	------------	------------	------------	------------

REVENUES:
	Oil and gas sales	              $	2,751,530	$	3,414,308	  $	9,150,173	$	13,231,038
	Interest income	                    	41,214    		22,607	      	66,376	     	22,607
	Other income	                       	89,250	        	--	      	89,250       	  	--
                             				-----------		-----------		-----------		-----------
                               				2,881,994	 	3,436,915	   	9,305,799 		13,253,645
                             				-----------		-----------		-----------		-----------
EXPENSES:
	Depreciation, depletion
	 and amortization                 		693,231   		825,367	   	2,167,320	  	3,360,187
	Lease operating                    		83,130   		269,154	     	340,606	    	980,800
	Administrative	                    	135,000	   	132,499     		405,000	    	397,499
	Interest                               		--	    	84,420	      	12,818    		295,857
	                             			-----------		-----------		-----------		-----------
	                                 			911,361 		1,311,440   		2,925,744  		5,034,343
                             				-----------		-----------		-----------		-----------

NET INCOME                      	$	1,970,633	$	2,125,475  	$	6,380,055	 $	8,219,302
                             				===========		===========		===========		===========

Net income allocated to:
	Managing Partner               	$  	462,058	$  	504,691	  $	1,493,315 	$	1,968,718
	Investing Partners	              	1,508,575	 	1,620,784   		4,886,740	  	6,250,584
                             				-----------		-----------		-----------		-----------
                              			$	1,970,633	$	2,125,475	  $	6,380,055	 $	8,219,302
                             				===========		===========		===========		===========

NET INCOME PER WEIGHTED
 AVERAGE INVESTING PARTNER UNIT	 $    	1,268	$    	1,351  	$    	4,090 	$	    5,177
                                 ===========		===========		===========		===========

WEIGHTED AVERAGE INVESTING PARTNER
 UNITS OUTSTANDING	                 	1,190.1	   	1,199.7	     	1,194.8	    	1,207.4
	                             			============		============		============	===========


               The accompanying notes to financial statements
                  are an integral part of this statement.

                   APACHE OFFSHORE INVESTMENT PARTNERSHIP
                         STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                    	For the Nine Months
                                                    	Ended September 30,
                                              	------------------------------
                                                    	1997	          1996
                                               	-------------  	-------------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		                                    $	6,380,055    	$	8,219,302
	Adjustments to reconcile net income to
	 net cash provided by operating activities:
		Depreciation, depletion and amortization	       	2,167,320	     	3,360,187
		Changes in operating assets and liabilities:
			Decrease in accrued revenues receivable		       1,975,005	       	587,508
			Increase (decrease) in accrued
				operating expenses payable	                    	(193,482)	      	237,747
			Decrease in payable to Apache Corporation	      	(548,380)	     	(503,863)
                                          							------------	 	------------

		Net cash provided by operating activities      		9,780,518	    	11,900,881
                                         								------------	 	------------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties	            	(2,322,219)	     	(440,433)
	Non-cash portion of oil and gas property additions		200,123	      	(288,205)
	(Increase) decrease in drilling advances	          	(37,326)        		8,570
                                        						 		------------	 	------------

		Net cash used in investing activities	         	(2,159,422)	     	(720,068)
                                         								------------	 	------------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Repurchase of Partnership Units	                  	(114,132)	     	(141,732)
	Distributions to Investing Partners	            	(1,197,827)   		(1,212,321)
	Distributions to Managing Partner, net	         	(1,833,177)	   	(1,953,153)
	Payments on long-term debt	                     	(1,997,500)	   	(4,760,000)
                                         								------------	 	------------

		Net cash used in financing activities         		(5,142,636)   		(8,067,206)
				                                         				------------	 	------------

NET INCREASE IN CASH AND CASH EQUIVALENTS	        	2,478,460		     3,113,607

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	     	1,737,470           		104
                                         								------------	 	------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	        $	4,215,930	   $ 	3,113,711
                                         								============	 	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during the period for interest       	$   	11,073   	$   	244,855
                                         								============	 	============


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                   APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 BALANCE SHEET


                                                   	September 30,  	December 31,
                                                       	1997	           1996
                                                  --------------  ---------------
                                                     	(Unaudited)
ASSETS

CURRENT ASSETS:
	Cash and cash equivalents	                          $ 	4,215,930	 $ 	1,737,470
	Accrued revenues receivable	                          	1,071,180	   	3,046,185
	Drilling advances	                                       	37,326	          	--
                                                 		---------------		---------------
                                                      		5,324,436	   	4,783,655
                                                 		---------------		---------------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties	                                  	165,200,122	 	162,877,903
	Less - Accumulated depreciation,
		depletion and amortization	                       	(157,577,214)	(155,409,894)
                                                			---------------		---------------
	                                                      	7,622,908   		7,468,009
                                                 		---------------		---------------
                                                    	$	12,947,344	 $	12,251,664
                                                 		===============		===============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
	Distribution payable	                               $ 	4,164,512	 $        	--
	Accrued exploration and development	                    	714,071	     	513,948
	Accrued operating expenses payable and other	           	205,416     		398,898
	Payable to Apache Corporation	                          	294,704	     	843,084
                                               				---------------		---------------
		                                                    		5,378,703	   	1,755,930
                                                			---------------		---------------

LONG-TERM DEBT                                               		--	   	1,997,500
                                                			---------------		---------------

PARTNERS CAPITAL:
	Managing Partner	                                       	751,327	    	1,091,189
	Investing Partners (1,189.9 and 1,197.9 units
		outstanding, respectively)	                          	6,817,314	    	7,407,045
                                               				---------------		---------------
                                                    				7,568,641	    	8,498,234
                                               				---------------		---------------
	                                                   $ 	12,947,344	 $ 	12,251,664
                                                 		===============		===============



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

1. OTHER ACCRUED EXPENSES

  	Accrued expenses payable at September 30, 1997, primarily represented operating costs accrued in August and September that will be paid in subsequent months.

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

3. RIGHT OF PRESENTMENT

  	In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The first right of presentment offer for 1997 was based upon a valuation date of December 31, 1996 for a purchase price of $13,621 per Unit, plus interest to the date of payment. The offer was made to the Investing Partners on April 28, 1997 and, as a result, the Partnership acquired 7.999 Units for a total of $114,132 in cash. A second right of presentment offer of $10,946 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 30, 1997, based on a valuation date of June 30, 1997. The Partnership is not in a position to predict how many Units will be presented for repurchase under the October 1997 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS	OF OPERATIONS


RESULTS OF OPERATIONS

  	The Partnership realized the fourth highest earnings and cash flow from operating activities for the nine months ended September 30, 1997, as compared with any prior nine month period in its history. Strong natural gas and crude oil prices as well as lower lease operating and financing costs contributed to the Partnership's results. The average realized natural gas price for the first nine months was the second highest in 11 years. Given strong cash flow, the Partnership repaid all outstanding debt and terminated its revolving credit facility on January 31, 1997, rendering the Partnership debt free for the first time in its 14 years. In addition, as of October 1, 1997, the Partnership has made distributions totaling
$4,500 per-Unit and repurchased shares under the right of presentment program.

Net Income and Revenue

  	The Partnership reported net income of $2.0 million in the third quarter of 1997, versus $2.1 million in the prior year period. Earnings per Investing Partner Unit decreased six percent, from $1,351 to $1,268. The decrease was attributable to lower natural gas production and lower crude oil prices, mitigated by lower depreciation, depletion and amortization expense (DD&A), lease operating expense (LOE) and financing costs.

  	For the nine months of 1997, net income of $6.4 million, or $4,090 per Investing Partner Unit, decreased 22 percent and 21 percent, respectively, from $8.2 million and $5,177 per Unit in the same period last year.
Impacting 1997 results were lower natural gas and crude oil production, lower average realized gas and crude oil prices, mitigated by lower DD&A, LOE and financing costs.

  	Revenues decreased 16 percent, from $3.4 million in the third quarter of 1996 to $2.9 million for the same period in 1997. Natural gas and crude oil sales contributed 77 percent and 18 percent, respectively, to the Partnership's total revenues, with five percent attributable to interest income and other income from a settlement related to High Island A-6. For the first nine months of 1997, revenues decreased 30 percent, to $9.3 million compared to the same period in 1996 due primarily to lower production and prices, with natural gas and oil contributing 78 percent and 20 percent, respectively, to total revenue.

  	The Partnership's gas and oil production volume and price information is summarized in the following tables:

                                 	For the Quarter Ended       	For the Nine Months Ended
                                    	September 30,	               September 30,
                              	-------------------------- 	---------------------------
                                	1997    	1996   	Change     	1997	    1996   	Change
                               	------  	------  	------    	------  	------  	------
Gas Volume - Mcf per day	      	10,726	 	13,950	   (23%)	    11,172	  16,208   	(31%)

Average Gas Price - per Mcf   	$ 	2.25 	$ 	2.20     	2%	    $ 	2.39	 $ 	2.40	     0%

Oil Volume - Barrels per day	     	313	    	297	     5%        	349     	472    	(26%)

Average Oil Price - Per barrel	$	18.43	 $	21.45   	(14%)	   $	19.53	 $	19.90	     (2%)


Third Quarter 1997 Compared to Third Quarter 1996

  	Natural gas sales revenues for the third quarter of 1997 totaled $2.2 million, 21 percent lower than the third quarter of 1996. The decrease resulted from a 23-percent decline in natural gas production, negatively impacting revenue by $.7 million. Natural gas production decreased primarily as a result of natural declines in production at Roberto and natural declines in production coupled with the Partnership selling less than its entitlement at South Pass 83 and North Padre 969, where make-up volumes were taken by under-produced working interest owners. Also contributing to the decrease were natural declines in production combined with downtime for compressor installation work at Ship Shoal 259 and facility downtime at West Cameron 368.

  	The Partnership's crude oil sales revenues for the third quarter totaled $.5 million, a nine percent decrease from the third quarter of 1996. The impact of a 14-percent decrease in average realized oil prices was mitigated by a five-percent increase in production. The increase in production was primarily the result of non-recurring downward adjustment in the third quarter of 1996.

Year-to-Date 1997 Compared to Year-to-Date 1996

  	Gas sales for the first nine months of 1997 of $7.3 million decreased $3.4 million, or 32 percent, when compared to the same period in 1996. Average realized gas prices decreased $.01 per Mcf, when compared with the first nine months of 1996. Gas production for the first nine months of 1997 decreased by 31 percent when compared to the same period in 1996, negatively impacting revenues by $3.3 million. Production decreases in 1997 were primarily due to natural declines in production at Roberto and downtime for drilling at South Timbalier 295 and for drilling and compressor installation work at Ship Shoal 259. Also contributing to the decrease were natural declines in production combined with the Partnership taking less than its entitlement at South Pass 83 and North Padre 969, where make-up volumes were taken by under-produced working interest owners.

  	For the nine months ended September 30, 1997, oil sales decreased 28 percent to $1.9 million when compared to the same period last year. The Partnership's oil sales revenues were impacted by a 26 percent decline in oil production and a two percent decrease in realized prices. The decrease in sales volumes resulted from natural declines in production at East Cameron 60 and downtime resulting from drilling operations at South Timbalier 295.

  	Given the small number of producing wells owned by the Partnership and the fact that offshore wells tend to decline on a steeper curve than onshore wells, the Partnership's future production will be subject to more volatility than the production of entities with greater reserves and longer-lived properties.


OPERATING EXPENSES

  	The Partnership's DD&A expense for the third quarter of 1997 decreased 16 percent from the same period in the previous year primarily as a result of lower oil and gas sales revenue. The Partnership's DD&A rate, expressed as a percentage of sales, was 24 percent during the first nine months of 1997, decreasing from 25 percent during the same period in 1996. The decrease in the rate was a result of generally improving natural gas and crude oil prices during the last twelve months and positive reserve revisions in the fourth quarter of 1996.

  	LOE in the third quarter of 1997 decreased 69 percent, from $.3 million to $.1 million, from the third quarter of 1996. For the first nine months of 1997, LOE of $.3 million was down 65 percent when compared to the first nine months of 1996. The decrease was primarily the result of lower workover activity in the first nine months of 1997 and credits received from a joint venture audit during March and July 1997.

  	Financing costs decreased 96 percent in the first nine months when compared to the same period in 1996. The decrease was a result of the repayment of the $2.0 million of the Partnership's outstanding bank debt on January 31, 1997.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Liquidity

  	The Partnership's primary capital resource is net cash provided by operating activities, which was $9.8 million for the first nine months of 1997, a decrease of 18 percent from a year ago, driven by lower oil and gas production and gas prices which were mitigated by lower LOE. Future cash flows will similarly be influenced by fluctuations in product prices and production and operating cost.

  	In January 1997, the Partnership repaid the outstanding balance of the revolving credit facility (obtained by Apache on behalf of the Partnership in July 1992) and terminated the facility.

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

  	During the first nine months of 1997, the Partnership's oil and gas property additions totaled $2.3 million. At South Timbalier 295, the A-28 injection well and A-29 and A-30 development wells were drilled and are currently being completed. Additionally, the A-1 sidetrack was drilled and resulted in a dry hole because of mechanical problems running the production liner. The Partnership also participated in a compressor installation at Ship Shoal 259, the JA-8 sidetrack at Roberto and the #5 directional well at Matagorda 705. In addition, the Partnership plans to participate in a recompletion and three sidetrack wells at South Pass 83 which are projected to begin late in the fourth quarter of this year.
Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1.0 million for the remainder of 1997. Such estimates may change based on realized prices, drilling results or changes to the development plan by the operator.

  	The Partnership made a $1,000 per Unit distribution during March 1997 and a $3,500 per Unit distribution on October 1, 1997. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, and expected drilling and recompletion expenditures.

  	As provided in the Amended Partnership Agreement, a second right of presentment offer for 1997 of $10,946 per Unit, plus interest to the date of payment, was made to Investing Partners on October 30, 1997, based on a valuation date of June 30, 1997. The Partnership is not in a position to predict how many Units will be presented for repurchase during 1997 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units.


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


                      							APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   			   				By:	Apache Corporation, General Partner



Dated:	November 11, 1997 	 		/s/ Roger B. Plank
                      							------------------------------------------
                      							Roger B. Plank
                      							Vice President and Chief Financial Officer


Dated:	November 11, 1997  			/s/ Thomas L. Mitchell
                      							------------------------------------------
                      							Thomas L. Mitchell
                      							Vice President and Controller
                      							(Chief Accounting Officer)