Form 10-K405
period 1997-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1998-03-24
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997,

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             for the transition period from __________ to __________


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

       Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_


                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of Apache Corporation's proxy statement relating to its 1998 annual meeting of shareholders have been incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                   DESCRIPTION

Item                                                                      Page
----                                                                      ----

                                     PART I

1.  BUSINESS............................................................     1
2.  PROPERTIES..........................................................     4
3.  LEGAL PROCEEDINGS...................................................     4
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................     4

                                     PART II

5.  MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED
        SECURITY HOLDER MATTERS.........................................     5
6.  SELECTED FINANCIAL DATA.............................................     5
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ..........................................     6
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................    11
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE........................................    25

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.................    25
11. EXECUTIVE COMPENSATION..............................................    25
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......    25
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................    25

                                     PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....    26


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

                                     PART I

ITEM 1.  BUSINESS

General

    Apache Offshore Investment Partnership is a Delaware general partnership organized in October 1983, with Apache Corporation (Apache), a Delaware corporation, as Managing Partner and public investors as Investing Partners. The Investing Partners purchased Units of Partnership Interests (Units) at $150,000 per Unit with five percent down and the balance in payments as called by the Partnership. As of December 31, 1997, a total of $85,000 had been called for each Unit. In 1989, the Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Partnership invested, and will continue to invest, its entire capital as the sole limited partner in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership of which Apache is the sole general partner. The limited partnership conducts operations on behalf of the Partnership. The term "Partnership", as used hereafter, refers to either the general partnership or limited partnership, as the case may be.

    The Partnership's business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. Except for the Matagorda Island Block 681 and 682 interests, as described below, the Partnership acquired its oil and gas interests through the purchase of 85 percent of the working interests held by Apache as a participant in a venture (the Venture) with Shell Oil Company (Shell) and certain other companies. The Partnership owns working interests ranging from 1.61 percent to 7.08 percent in the Venture's properties.

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

    In November 1992, Apache and the Partnership formed a joint venture to acquire Shell's 92.6 percent working interest in Matagorda Island Blocks 681 and 682 pursuant to a jointly-held contractual preferential right to purchase. Apache and the Partnership previously owned working interests in the blocks equal to 1.109 percent and 6.287 percent, respectively, and net revenue interests of .924 percent and 5.239 percent, respectively. To facilitate the acquisition, Apache and the Partnership contributed all of their interests in Matagorda Island Blocks 681 and 682 to a newly formed joint venture, and Apache contributed $64.6 million ($55.6 million net of purchase price adjustments) to the joint venture to finance the acquisition. The Partnership had neither the cash nor access to additional financing to fund its proportionate share of the acquisition and participated only to the extent of an increased net revenue interest in the joint venture.

    Under the terms of the joint venture agreement, the Partnership's effective net revenue interest in the Matagorda Island Block 681 and 682 properties increased to 13.284 percent as a result of the acquisition, while its working interest was unchanged. The acquisition added approximately 7.5 Bcf of natural gas and 16 Mbbls of oil to the Partnership's reserve base without any incremental expenditures by the Partnership.

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

    Apache, as Managing Partner, manages the Partnership's operations. Apache uses a portion of its staff and facilities for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative and overhead costs properly allocable to the Partnership.

1997 Business Development

    The Partnership spud eight new wells in 1997. Three developmental wells were drilled in 1997 at South Timbalier Block 295. One of these wells was completed and began producing in 1997. The second well was sidetracked and abandoned while the third was in progress at year-end. Additionally, a water-injection well spud in 1996 at South Timbalier Block 295 was drilled to total depth in 1997 and is awaiting completion in 1998.

    One exploratory well was drilled, completed and began production in 1997 at Ship Shoal Block 258/259. A developmental well was also drilled and is planned to be completed in 1998.

    The Partnership commenced drilling a sidetrack developmental well at South Pass Block 83 in 1997. Two additional developmental wells are approved for drilling in 1998. The Partnership expects all three wells to commence production during 1998.

    In 1997, one developmental well was drilled, completed, and began production at the Roberto Prospect. An exploratory well was drilled at Matagorda Island Block 705 in 1997 and is expected to be completed in 1998.

    Since inception, the Partnership has acquired an interest in 49 Prospects. As of December 31, 1997, 40 prospects have been surrendered or sold.

    The status of the Partnership's 49 original prospects is shown in the following table:

                                               As of December 31,
                                             ----------------------
                Prospect Status                1997          1996
       --------------------------------      --------      --------
      Producing-Fully Developed                    6             10
      Producing-Partially Developed                3              1
                                               -----          -----
      Total Discoveries                            9             11
      Surrendered/Sold                            40             38
                                               -----          -----
      Total                                       49             49
                                               =====          =====

    As of December 31, 1997, 109 wells have been drilled on the nine remaining prospects. Of the 109 wells, 85 were indicated productive and of those, 84 are currently producing. Sixteen of the Partnership's producing wells are dual completions. The Partnership had, at December 31, 1997, estimated proved oil and gas reserves of 18.0 Bcfe, of which 69 percent was natural gas.

    During 1997, the Partnership sold its interest in the Glenda Prospect (High Island Block A-6) and sold its interest in a farmout, which was operated by Forest Oil Corporation, on the Roberto Prospect (Matagorda Island Block 670/682). The Matagorda Island Block 681 and 682 portions of the Roberto Prospect remain with the Partnership. In January 1998, the Partnership sold its interest in the Krypton Prospect (West Cameron Block 368).

Full Cost Ceiling Test

    Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Partnership reviews the carrying value of its oil and gas properties each quarter. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties included in the costs being amortized, if any. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Partnership had no write-downs due to ceiling test limitations during 1997.

Marketing

    Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. During 1997, the Partnership's spot market gas was purchased primarily by Producers Energy Marketing LLC (ProEnergy) and the Partnership's oil and condensate production was purchased primarily by Plains Petroleum Operating Co. (Plains Petroleum). Apache held a 48 percent interest in ProEnergy at December 31, 1997. The Partnership expects to receive prevailing spot market prices at the relevant delivery points on an ongoing basis.

    See Note (5) to the Partnership's financial statements "Major Customer Information" under Item 8 below. Because the Partnership's oil and gas products are commodities and the prices and terms of its sales reflect those of the market, the Partnership does not believe that the loss of any customer would have a material adverse affect on the Partnership's business or results of operations. The Partnership is not in a position to predict future oil and gas prices.

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

Competition

    The Partnership is a very minor factor in the oil and gas industry in the Gulf of Mexico area and faces strong competition from much larger producers for the marketing of its oil and gas. The Partnership's ability to compete for purchasers and favorable marketing terms will depend on the general demand for oil and gas from Gulf of Mexico producers. More particularly, it will depend largely on the efforts of Apache and ProEnergy to find the best markets.

ITEM 2.  PROPERTIES

    Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's producing wells and gross acreage as of December 31, 1997, is set forth below:

                                                    Producing
                                                     Oil/Gas                        Acres
                                                      Wells       Average     -----------------
                                                  -------------   Working      Dev.      Undev.
     Lease Block          Prospect         State   Gross   Net   Interest      Gross     Gross
-----------------------   --------         -----   -----  -----  --------     ------     ------
Ship Shoal 258, 259        Genesis           LA     13     .8   .0628698      10,141       --
South Timbalier 276,
  295                      Grover            LA     28    2.0   .0708333      10,000       --
North Padre Island 969,
  976                      Rosita            TX     11     .8   .0708333      11,520       --
Matagorda Island 681,
  682                      Roberto           TX     16    1.0   .0628698      11,520       --
Matagorda Island 588       Cortez            TX      2     --       ORRI       5,760       --
Matagorda Island 705       Matagorda Island  TX     --     --   .0160999          --      360
West Cameron 368           Krypton           LA      1     .1   .0708333       5,000       --
South Pass 83, 74          Manx              LA      7     .5   .0678914       7,500       --
East Cameron 60            East Aragonite    LA      1     .1   .0944444       5,000       --
Vermillion 95              Topaz             LA      1     --       ORRI       5,000       --
Ship Shoal 201, 202        Bromeliad         LA      4     --       ORRI      10,000       --
                                                   ---    ---                 ------   ------
                                                    84    5.3                 81,441      360
                                                   ===    ===                 ======   ======


    During 1997, the Partnership's interest in High Island Block A-6 was sold and a non-producing lease on East Cameron Block 51 (a portion of the East Aragonite Prospect) expired. In January 1998, the Partnership sold its interest in the Krypton Prospect (West Cameron Block 368). See Note (4), "Oil and Gas Properties", and the Partnership's Supplemental Oil and Gas Disclosures under
Item 8 below for costs incurred in oil and gas development and production activities and related reserve information. On a net revenue basis, the Partnership owns 5.3 wells.

Production and Pricing Data

    The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs (excluding severance taxes) and average sales prices.

                       Production                       Average Sales Prices
                     --------------       Average       --------------------
Year Ended            Oil      Gas      Production        Oil          Gas
December 31,        (Mbbls)  (MMcf)    Cost per Mcfe   (per Bbl)    (per Mcf)
-----------         ------   ------    -------------   --------     --------
    1997              125      3,878     $   .10        $ 19.30     $   2.49
    1996              164      5,651         .18          20.73         2.50
    1995              210      6,052         .19          16.97         1.58

    As it is not anticipated that the Partnership will acquire any additional exploratory leases, or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests, continued declines in production can be expected due to natural depletion.

    See the Supplemental Oil and Gas Disclosures under Item 8 below for estimated oil and gas reserves quantities.


ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership's interests are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    As of December 31, 1997, there were 1,184.2 of the Partnership's Units outstanding held by approximately 964 investors of record. There is no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions totaled approximately $5.4 million, or $4,500 per Unit, during each of 1997 and 1996.

    As discussed in Item 7 below, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased in cash.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended December 31, 1997, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8 below.

                                        At or For the Years Ended December 31,
                                 ----------------------------------------------------
                                   1997       1996       1995       1994       1993
                                 --------   --------   --------   --------   --------
                                        (In thousands, except per Unit amounts)

Total assets                     $  10,524  $  12,252 $  13,486  $  14,291  $  19,521
                                 =========  ========= =========  =========  =========

Long-term debt                   $      --  $   1,998 $   7,310  $   9,435  $  14,790
                                 =========  ========= =========  =========  =========

Partners' capital                $   8,647  $   8,498 $   5,472  $   4,175  $   3,334
                                 =========  ========= =========  =========  =========

Oil and gas sales                $  12,067  $  17,511 $  13,138  $  16,926  $  18,730
                                 =========  ========= =========  =========  =========

Net income                       $   8,244  $  11,127 $   6,214  $  10,116  $  10,185
                                 =========  ========= =========  =========  =========

Net income allocated to:
  Managing Partner               $   1,967  $   2,652 $   1,800  $   2,519  $   2,635
  Investing Partners                 6,277      8,475     4,414      7,597      7,550
                                 ---------  --------- ---------  ---------  ---------

                                 $   8,244  $  11,127 $   6,214  $  10,116  $  10,185
                                 =========  ========= =========  =========  =========

Net income per
 Investing Partner Unit          $   5,260  $   7,032 $   3,584  $   5,974  $   5,838
                                 =========  ========= =========  =========  =========

Cash distributions per
 Investing Partner Unit          $   4,500  $   4,500 $   2,250  $   4,500  $   2,000
                                 =========  ========= =========  =========  =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In 1997, the Partnership realized lower net income per Investing Partner Unit than in 1996. Reduced production volumes for both natural gas and crude oil was the most significant cause of lower net income. The average natural gas price was slightly lower than the record high average price in 1996, while the average crude oil price declined seven percent from 1996. Lease operating expense (LOE) and depreciation, depletion and amortization (DD&A) expense were lower in 1997, which resulted in a significant reduction in total operating expenses. On January 31, 1997, the Partnership repaid the outstanding debt balance and terminated its revolving credit facility. Thus, only one month of interest expense was recorded in 1997. Overall, 1997 distributions per Investing Partner Unit were consistent with distributions made in 1996.


RESULTS OF OPERATIONS

Net Income and Revenue

    The Partnership reported net income of $8.2 million for 1997 versus $11.1 million in 1996. Net income per Investing Partner Unit decreased 25 percent, to $5,260 from $7,032. The impact of lower production volumes and lower crude oil prices on net income during 1997 was partially offset by lower LOE and DD&A expense.

    Revenues decreased 30 percent, from $17.5 million in 1996, to $12.2 million in 1997. Natural gas and crude oil sales contributed 79 percent and 20 percent, respectively, to the Partnership's total revenue in 1997, with the remainder attributable to interest and other income. The Partnership is not in a position to predict future oil and gas prices.

    The Partnership's oil and gas production volume and price information is summarized in the following table:

                                       For the Year Ended
                                          December 31,
                                      ---------------------       Increase
                                        1997           1996      (Decrease)
                                      -------        -------     ---------
Gas volumes - Mcf per day              10,625        15,441        (31) %

Average gas price - per Mcf           $  2.49       $  2.50         --

Oil volume - Barrels per day              341           447        (24) %

Average oil price - per barrel        $ 19.30       $ 20.73         (7) %


    As it is not anticipated that the Partnership will acquire any additional exploratory leases, or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests, continued declines in production can be expected due to natural depletion.


1997 Compared to 1996
----------------------

    Natural gas sales for 1997 totaled $9.7 million, 31 percent lower than in 1996. The decrease was driven by lower production volumes due to normal declines in production, which decreased revenues by $4.4 million, downtime for drilling at South Timbalier Block 295, and downtime for drilling and compressor installation work at Ship Shoal Block 259. Also contributing to the decline was the Partnership taking less than its entitlement at South Pass Block 83 and North Padre Island Block 969, where make-up volumes were taken by under-produced working interest owners.

    The Partnership's crude oil sales for the year totaled $2.4 million, a 29 percent decrease from 1996. The average realized price for 1997 decreased seven percent when compared to 1996, reducing revenues by $.2 million. In addition to the decrease in crude oil prices was a 106 bopd decline in production versus 1996, which reduced sales by $.8 million. The decrease in oil production resulted primarily from natural decline at East Cameron Block 60 and downtime for drilling operations at South Timbalier Block 295.

    Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those entities with greater reserves and longer-lived properties.

    In 1997, approximately $70,000 of interest income was earned on the Partnership's investment account resulting from cash accumulated to fund cash distributions to Investing Partners and for the purchase of Units offered by Investing Partners under the right of presentment.

    In 1997, the Partnership received approximately $89,000 of other income from a settlement related to High Island Block A-6.

Operating Expenses

    Primarily as a result of lower oil and gas production, DD&A expense for 1997 decreased 31 percent from last year, while the Partnership's DD&A rate, expressed as a percentage of sales, was 25 percent during each of 1997 and 1996.

    LOE of $.4 million decreased by $.8 million, or 63 percent, during 1997 when compared to 1996. The reduction in LOE in 1997 was the result of lower workover activity and credits received from an internal review by Shell and a joint venture audit.

    Interest expense for 1997 includes only one month of interest as the Partnership repaid the outstanding debt balance and terminated its revolving credit facility on January 31, 1997.


1996 Compared to 1995
---------------------

    Natural gas sales for 1996 totaled $14.1 million, 47 percent higher than those recorded in 1995. The increase was driven by higher average realized natural gas prices, which favorably impacted revenue by $5.2 million. Partially offsetting this increase was a 1,140 Mcfd decline in natural gas production for 1996 when compared to 1995, which reduced revenues by $.6 million. The decline in production from 1995 was primarily driven by natural declines at Roberto (-665 Mcfd) and High Island Block A-6 (-387 Mcfd). Also contributing to the gas production decline was the make-up of previously over-produced gas and natural decline at South Pass Block 83 (-423 Mcfd).

    The Partnership's crude oil sales for the year totaled $3.4 million, a five percent decrease from 1995. The average realized price for 1996 increased 22 percent when compared to 1995, which favorably impacted revenues by $.6 million. Offsetting the benefit of higher crude oil prices was a 128 bopd decline in production versus 1995, which reduced sales by $.8 million. The decrease in oil production resulted primarily from natural decline at South Timbalier Block 295.

    In 1996, approximately $25,000 of interest income was earned on the Partnership's investment account resulting from cash accumulated to fund cash distributions to Investing Partners and for the purchase of Units offered by Investing Partners under the right of presentment.

Operating Expenses

    DD&A expense for 1996 decreased two percent from 1995, while the Partnership's DD&A rate, expressed as a percentage of sales, was 25 percent during 1996, compared to 34 percent in 1995. The rate decrease reflected higher price realizations and upward reserve revisions.

    LOE of $1.2 million decreased by $.2 million, or 11 percent, during 1996 when compared to 1995. The reduction in LOE in 1996 was the result of lower workover activity.

    Interest expense decreased 43 percent in 1996. The decrease was primarily a result of a 73 percent reduction in debt from $7.3 million at December 31, 1995, to $2.0 million at December 31, 1996. Also contributing to the decrease was a slight decline in interest rates from 6.5 percent at December 31, 1995, to 6.4 percent at December 31, 1996.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments

    The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership's interest expense decreased to $13,000 for 1997 from $339,000 for 1996 as a result of the debt extinguishment. The Partnership used cash from operating activities in 1997, 1996 and 1995 to reduce debt by $2.0 million, $5.3 million and $2.1 million, respectively.

    During 1997, the Partnership's oil and gas property additions totaled $4.0 million. The 1997 additions include drilling activity on a water-injection well and three developmental wells at South Timbalier Block 295. In addition, one developmental well and one exploratory well (farmout) were drilled at Ship Shoal Block 258/259, and one sidetrack developmental well was drilled at South Pass Block 83. At Matagorda Island Block 681/682, one sidetrack developmental well was drilled and one exploratory well was also drilled on the Matagorda Island Block 705.

    Additions to oil and gas properties totaled $1.1 million and $3.2 million in 1996 and 1995, respectively. The Partnership anticipates capital expenditures will total approximately $2.8 million in 1998, based on preliminary information provided by the operators of the properties in which the Partnership has interests. The anticipated capital expenditures relate primarily to completions at South Timbalier Block 295, Ship Shoal Block 258/259, Matagorda Island Block 705 and South Pass Block 83. In addition, two sidetrack wells are planned to be spud on South Pass Block 83 and a recompletion is planned to be performed at Ship Shoal Block 258/259. Additional capital expenditures may be proposed by the operators in the future.

    During 1997, the Partnership paid distributions to Investing Partners totaling approximately 5.4 million or $4,500 per Unit, which is consistent with the per unit distribution in 1996. The Partnership does not expect to make a distribution in March 1998. Apache, as the Managing Partner, will review the possibility of a distribution in October 1998. Future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices and actual and anticipated capital expenditures.

    In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 1996 and 1995, Investing Partners were paid $162,000 and $279,000, respectively, for a total of 40.48 Units.

    In 1997, the first right of presentment offer of $13,621 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 1996 valuation date. The second right of presentment offer of $10,946 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 1997. As a result, the Partnership acquired 13.67 Units for a total of $180,000 in cash.

    There will be two rights of presentment in 1998, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

Capital Resources and Liquidity

    The Partnership's primary capital resource is net cash provided by operating activities, which was $11.4 million for 1997, a decrease of 29 percent from 1996, reflecting oil and gas production declines and lower crude oil prices. Future cash flows will be influenced by oil and gas prices and production and are not presently ascertainable.

    The Partnership's future financial condition and results of operations will largely depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand and the price and availability of alternative fuels. With natural gas accounting for 84 percent of the Partnership's 1997 production and 69 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

    It is expected that the net cash provided by operating activities will be sufficient to meet the Partnership's liquidity needs for routine operations over the next two years. However, in the event that future short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek short-term, interest-bearing advances from the Managing Partner as needed.

    In accordance with the Partnership's continuing objectives to maximize unit holder value and cash distributions, the Managing Partner plans to re-evaluate the future of the Partnership following this year's capital investments.

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

Impact of the Year 2000 Issue

     The "Year 2000 Issue" is the result of computer software being written using two digits rather than four to define the applicable year. Apache, as Managing Partner, manages the Partnership's operations. Apache uses a portion of its staff for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative, and overhead costs properly allocable to the Partnership. Any of the Managing Partner's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If left unremedied, this could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Managing Partner is in the process of replacing significant portions of its software to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Managing Partner will properly recognize dates beyond December 31, 1999. The Managing Partner presently believes that with conversions to new software, the Year 2000 Issue will be eliminated. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership. The Managing Partner plans to replace substantially all of its existing systems within 15 months or not later than March 31, 1999.

     The date on which the Managing Partner plans to complete installation of its new system is based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

             INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                                                 Page
                                                                 Number
                                                                 ------

Report of Independent Public Accountants ......................      12

Balance Sheet as of December 31, 1997 and 1996.................      13

Statement of Income for each of the three years in the
 period ended December 31, 1997................................      14

Statement of Cash Flows for each of the three years in the
 period ended December 31, 1997 ...............................      15

Statement of Changes in Partners' Capital for each of the
 three years in the period ended December 31, 1997.............      16

Notes to Financial Statements..................................      17

Supplemental Oil and Gas Disclosures...........................      23

Schedules -

    All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Apache Offshore Investment Partnership:

    We have audited the accompanying balance sheet of Apache Offshore Investment Partnership (a Delaware partnership) as of December 31, 1997 and 1996, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                                       ARTHUR ANDERSEN LLP




Houston, Texas
March 18, 1998

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        BALANCE SHEET


                                                                   December 31,
                                                           -------------------------------
                                                              1997                1996
                                                           ------------       ------------
    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                             $     691,797       $  1,737,470
    Accrued revenues receivable                               1,537,451          3,046,185
    Receivable from Apache Corporation                          218,729                 --
    Drilling advances                                            72,020                 --
                                                           ------------       ------------
                                                              2,519,997          4,783,655
                                                           ------------       ------------
OIL AND GAS PROPERTIES, on the basis
  of full cost accounting:
    Proved properties                                       166,397,087        162,877,903
    Less-Accumulated depreciation,
       depletion and amortization                          (158,392,914)      (155,409,894)
                                                           ------------       ------------
                                                              8,004,173          7,468,009
                                                           ------------       ------------
                                                          $  10,524,170       $ 12,251,664
                                                           ============       ============

    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued exploration and development                    $   1,764,917       $    513,948
   Accrued operating expenses payable and other                 112,263            398,898
   Payable to Apache Corporation                                     --            843,084
                                                           ------------       ------------
                                                              1,877,180          1,755,930
                                                           ------------       ------------

LONG-TERM DEBT                                                       --          1,997,500
                                                           ------------       ------------
PARTNERS' CAPITAL:
   Managing Partner                                             505,035          1,091,189
   Investing Partners (1,184.2 and 1,197.9
     Units outstanding, respectively)                         8,141,955          7,407,045
                                                           ------------       ------------
                                                              8,646,990          8,498,234
                                                           ------------       ------------
                                                          $  10,524,170       $ 12,251,664
                                                           ============       ============


              The accompanying notes to financial statements are an
                        integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF INCOME


                                                     For the Year Ended December 31,
                                            ------------------------------------------------
                                                1997             1996               1995
                                            ------------     ------------       ------------
REVENUES:
    Oil and gas sales                       $  12,066,643    $  17,510,612      $  13,138,358
    Interest income                                69,755           24,699                 --
    Other income                                   89,249               --                 --
                                             ------------     ------------       ------------
                                               12,225,647       17,535,311         13,138,358
                                             ------------     ------------       ------------

OPERATING EXPENSES:
    Depreciation, depletion
      and amortization                          2,983,020        4,320,182          4,410,453
    Lease operating                               445,651        1,216,844          1,372,517
    Administrative                                540,000          532,325            529,832
    Financing costs:
       Interest expense                            12,818          339,045            596,572
       Amortization of deferred
         financing costs                               --               --             14,583
                                             ------------     ------------       ------------

                                                3,981,489        6,408,396          6,923,957
                                             ------------     ------------       ------------

NET INCOME                                  $   8,244,158    $  11,126,915      $   6,214,401
                                             ============     ============       ============

Net income allocated to:
    Managing Partner                        $   1,967,386    $   2,651,779      $   1,799,940
    Investing Partners                          6,276,772        8,475,136          4,414,461
                                             ------------     ------------       ------------

                                            $   8,244,158    $  11,126,915      $   6,214,401
                                             ============     ============       ============

NET INCOME PER INVESTING PARTNER UNIT       $       5,260    $       7,032      $       3,584
                                             ============     ============       ============

WEIGHTED AVERAGE INVESTING PARTNER
  UNITS OUTSTANDING                               1,193.3          1,205.3            1,231.6
                                             ============     ============       ============


              The accompanying notes to financial statements are an
                        integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS



                                                                  For the Year Ended December 31,
                                                              ----------------------------------------
                                                                 1997          1996          1995
                                                              -----------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 8,244,158   $ 11,126,915  $  6,214,401
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation, depletion and amortization                   2,983,020      4,320,182     4,410,453
     Amortization of deferred financing costs                          --             --        14,583
     Changes in operating assets and liabilities:
      (Increase) decrease in accrued revenues
        receivable                                              1,508,734       (301,197)     (715,704)
       Increase (decrease) in accrued
        operating expenses payable                               (286,635)       191,476         2,340
       Increase (decrease) in receivable
        from/payable to Apache                                 (1,061,813)       773,260      (248,397)
                                                              -----------   ------------  ------------
      Net cash provided by operating activities                11,387,464     16,110,636     9,677,676
                                                              -----------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                          (4,007,934)    (1,073,490)   (3,159,530)
  Proceeds from sales of oil and gas properties                   488,750         17,425       264,072
  Non-cash portion of oil and gas property additions            1,250,969         87,018       268,803
  (Increase) decrease in drilling advances                        (72,020)         8,570        (8,570)
                                                              -----------   ------------  ------------
      Net cash used in investing activities                    (2,340,235)      (960,477)   (2,635,225)
                                                              -----------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Partnership Units                                (179,523)      (161,899)     (279,064)
  Distributions to Investing Partners                          (5,362,339)    (5,411,224)   (2,778,868)
  Distributions to Managing Partner, net                       (2,553,540)    (2,527,170)   (1,859,519)
  Payments of long-term debt                                   (1,997,500)    (5,312,500)   (2,125,000)
                                                              -----------   ------------  ------------
      Net cash used in financing activities                   (10,092,902)   (13,412,793)   (7,042,451)
                                                              -----------   ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,045,673)     1,737,366            --


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    1,737,470            104           104
                                                              -----------   ------------  ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $   691,797   $  1,737,470  $        104
                                                              ===========   ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                      $    11,073   $    285,000  $    597,000
                                                              ===========   ============  ============


              The accompanying notes to financial statements are an
                        integral part of this statement.

                            APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          STATEMENT OF CHANGES IN PARTNERS' CAPITAL



                                            Managing        Investing
                                             Partner        Partners           Total
                                          ------------    -------------   -------------
BALANCE, DECEMBER 31, 1994                $  1,026,159    $   3,148,503   $   4,174,662

  Distributions, net                        (1,859,519)      (2,778,868)     (4,638,387)

  Repurchase of Partnership Units                   --         (279,064)       (279,064)

  Net income                                 1,799,940        4,414,461       6,214,401
                                          ------------    -------------   -------------

BALANCE, DECEMBER 31, 1995                     966,580        4,505,032       5,471,612

  Distributions, net                        (2,527,170)      (5,411,224)     (7,938,394)

  Repurchase of Partnership Units                   --         (161,899)       (161,899)

  Net income                                 2,651,779        8,475,136      11,126,915
                                          ------------    -------------   -------------

BALANCE, DECEMBER 31, 1996                   1,091,189        7,407,045       8,498,234

  Distributions, net                        (2,553,540)      (5,362,339)     (7,915,879)

  Repurchase of Partnership Units                   --         (179,523)       (179,523)

  Net income                                 1,967,386        6,276,772       8,244,158
                                          ------------    -------------   -------------
BALANCE, DECEMBER 31, 1997                $    505,035    $   8,141,955   $   8,646,990
                                          ============    =============   =============



              The accompanying notes to financial statements are an
                        integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION:

    Nature of Operations -

        Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both Partnerships and holds approximately four percent of the 1,184.2 Investing Partner Units (Units) outstanding at December 31, 1997. The term "Partnership", as used hereafter, refers to the limited or the general partnership, as the case may be.

        The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts (14 remain as of December 31, 1997) in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased net revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks.

        Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date 40 prospects have been surrendered/sold). The Partnership's working interests in the nine remaining Venture prospects range from 1.61 percent to 7.08 percent.

        The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 84 percent of the Partnership's 1997 production and 69 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

        Under the terms of the Partnership Agreements, the Investing Partners receive 80 percent and Apache receives 20 percent of revenue. The Investing Partners generally pay for 90 percent and Apache generally pays for 10 percent of exploration and development costs and expenses incurred by the Partnership. However, intangible drilling costs, interest costs and fees or expenses related to the loans incurred by the Partnership are allocated 99 percent to the Investing Partners and one percent to Apache until such time as the amount so allocated to the Investing Partners equals 90 percent of the total amount of such costs, including such costs incurred by Apache prior to the formation of the Partnerships.

    Right of Presentment -

        An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. During 1996 and 1995, the Partnership paid the Investing Partners $162,000 and $279,000, respectively, to acquire a total of 40.48 Units.

        During 1997, the Investing Partners sold a total of 13.67 Units to the Partnership for a total of $180,000 in cash. The first right of presentment was based upon a valuation date of December 31, 1996 for a purchase price of $13,621 per Unit, plus interest to the date of payment. The second presentment offer was based on a valuation date of June 30, 1997 for a purchase price of $10,946 per Unit, plus interest to the payment date.

        The Partnership is not in a position to predict how many Units will be presented for repurchase during 1998, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

    (Unaudited)
                                          Total
      Right of Presentment             Repurchase        Repurchase Price
      Valuation Date                      Price              Per Unit
      --------------------            ------------       ----------------

      December 31, 1993              $  20,980,558        $   13,226

      June 30, 1994                     17,540,491            12,562

      December 31, 1994                 14,725,170            10,391

      June 30, 1995                     13,345,913            10,114

      December 31, 1995                 14,181,413            10,698

      June 30, 1996                     16,881,655            10,572

      December 31, 1996                 17,514,216            13,621

      June 30, 1997                     17,188,997            10,946


    Capital Contributions -

        A total of $85,000 per Unit, or approximately 57 percent of investor subscriptions, were called through December 31, 1997. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,184.2 Units at December 31, 1997.

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

    Cash Equivalents -

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

        Capitalized costs of oil and gas properties are amortized on the future gross revenue method whereby depreciation, depletion and amortization (DD&A) expense is computed quarterly by dividing current period oil and gas sales by estimated future gross revenue from proved oil and gas reserves (including current period oil and gas sales) and applying the resulting rate to the net cost of evaluated oil and gas properties, including estimated future development costs. The amortizable base includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values.

        The Partnership limits the capitalized costs of oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Partnership has not recorded any write-downs of capitalized costs for the three years presented.

    Revenue Recognition -

        The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Revenue is deferred and a liability is recorded for those properties where the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.


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

    Use of Estimates -

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. See "Supplemental Oil and Gas Disclosures" below.

    Receivable from/Payable to Apache -

        Receivable from/payable to Apache represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, this amount will be funded by or transferred to Apache, as appropriate, in the month after the Partnership's transactions are processed and the net results from operations are determined.

    Maintenance and Repairs -

        Maintenance and repairs are charged to expense as incurred. Recompletions and replacements that improve or extend the life of existing properties are capitalized.


(3)  COMPENSATION TO APACHE

    Apache is entitled to the following types of compensation and reimbursement for costs and expenses.


                                                        Total incurred by the Investing
                                                          Partners for the year ended
                                                           `      December 31,
                                                       -----------------------------------
                                                        1997           1996          1995
                                                       -------       -------       -------
                                                                (In thousands)
    a.   Apache is reimbursed for general,
        administrative and overhead
        expenses incurred in connection
        with the management and operation
        of the Partnership's business                 $    432       $   426       $   424
                                                       =======       =======       =======

    b.  Apache is reimbursed for exploration
        and development overhead costs
        incurred in the Partnership's operations,
        which costs are based on exploration
        and development activities and are
        capitalized to oil and gas properties.        $    222       $    77       $   142
                                                       =======       =======       =======

        Apache operates certain Partnership properties. Billings to the Partnership are made on the same basis as to unaffiliated third parties or at prevailing industry rates.

(4) OIL AND GAS PROPERTIES

        The following tables contain direct cost information and changes in the Partnership's oil and gas properties for each of the years ended December
    31. All costs of oil and gas properties are currently being amortized.

    Oil and Gas Properties                    1997           1996          1995
    ----------------------                  --------       --------      --------
                                                        (In thousands)
    Balance, beginning of year              $ 162,878     $ 161,822     $ 158,926
    Costs incurred during the year:
      Leasehold additions (retirements) -
        Investing Partners                          5            23            (3)
        Managing Partner                            1             3            --
      Development -
        Investing Partners                      3,906         1,020         3,092
        Managing Partner                           96            27            71
      Property sales proceeds(1) -
        Investing Partners                       (440)          (13)         (234)
        Managing Partner                          (49)           (4)          (30)
                                            ---------     ---------     ---------

    Balance, end of year                    $ 166,397     $ 162,878     $ 161,822
                                            =========     =========     =========

    (1) The 1997 property sales proceeds are a result of the sale of the Glenda Prospect (High Island Block A-6) and the sale of the Partnership's interest in a farmout on the Roberto Prospect (Matagorda Island Block 670/682). The 1996 property sales proceeds are a result of the sale of the No-See-Um Prospect (Vermillion Block 226/337). The Partnership's interests sold in 1995 related to non-producing, non-unitized leases.

    Accumulated Depreciation,             Managing     Investing
    Depletion and Amortization             Partner     Partners      Total
    --------------------------            --------     ---------   ---------
                                                    (In thousands)
    Balance, December 31, 1994           $  18,732    $ 127,947    $ 146,679
      Provisions                               441        3,970        4,411
                                         ---------    ---------    ---------

    Balance, December 31, 1995              19,173      131,917      151,090
      Provisions                               467        3,853        4,320
                                         ---------    ---------    ---------

    Balance, December 31, 1996              19,640      135,770      155,410
      Provisions                               265        2,718        2,983
                                         ---------    ---------    ---------
    Balance, December 31, 1997           $  19,905    $ 138,488    $ 158,393
                                         =========    =========    =========

        The Partnership's aggregate DD&A expense was 25 percent, 25 percent and 34 percent of oil and gas sales for 1997, 1996 and 1995, respectively.


(5)  MAJOR CUSTOMER INFORMATION

        Revenues received from major third party customers that exceeded 10 percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.

        Beginning in April 1996, Producers Energy Marketing LLC (ProEnergy), a 48 percent owned affiliate of Apache, became the principal purchaser of the Partnership's natural gas production. Sales to ProEnergy accounted for 87 percent and 73 percent of the Partnership's oil and gas sales in 1997 and 1996, respectively. The prices the Partnership receives for its gas production are, in the opinion of Apache, comparable to the prices that would be received from a non-affiliated party.

         Natural Gas Clearinghouse (NGC) was the principal purchaser of the Partnership's spot market gas production from April 1990 through September 30, 1995. Sales to NGC accounted for 49 percent of the Partnership's oil and gas sales in 1995. Sales of oil and condensate to Plains Petroleum Operating Co. accounted for nine percent, 10 percent, and 28 percent of the Partnership's oil and gas sales in 1997, 1996 and 1995, respectively.

        Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid an Apache subsidiary transportation fees totaling $.2 million in each of 1997, 1996 and 1995 for the Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

        The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.


(6)  DEBT

        In July 1992, through Apache, the Partnership obtained a line of credit. Proceeds from this revolving bank facility were used to repay a limited recourse note which had previously been issued to finance offshore leasehold in the Partnership. The $2.0 million of outstanding debt at December 31, 1996, was due in 1998; however, on January 31, 1997, the Partnership repaid the loan in its entirety and terminated the facility.

        It is expected that cash flows from operating activities will be sufficient to meet the Partnership's liquidity needs for routine operations over the next two years. However, in the event future short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek short-term, interest-bearing advances from the Managing Partner as needed.


(7)  FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, accrued revenue receivables and other financial instruments included in the accompanying balance sheet approximated their fair values at December 31, 1997 and 1996. The Partnership did not engage in hedging activities during the three-year period ended December 31, 1997.

                      SUPPLEMENTAL OIL AND GAS DISCLOSURES
                                   (UNAUDITED)

    Oil and Gas Reserve Information -

        Proved oil and gas reserve quantities are based on estimates prepared by Ryder Scott Company Petroleum Engineers, independent petroleum engineers, in accordance with guidelines established by the SEC. These reserves are subject to revision due to the inherent imprecision in estimating reserves, and are revised as additional information becomes available. All the Partnership's reserves are located offshore Texas and Louisiana.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

    (Oil in Mbbls and gas in MMcf)

                                         1997                1996                  1995
                                   -----------------  ------------------    ------------------
    Proved Reserves                 Oil       Gas        Oil        Gas        Oil       Gas
    ---------------               ------    ------     ------     ------     ------    ------
    Beginning of year              1,065     16,396     1,169     20,848     1,237     25,122
      Extensions, discoveries
        and other additions           92        289        --        252         8        182
      Revisions of
        previous estimates           281       (150)       60        957       134      1,596
      Production                    (125)    (3,878)     (164)    (5,651)     (210)    (6,052)
      Sales of reserves in-place    (391)      (146)       --        (10)       --         --
                                   ------   --------   ------    --------    ------    -------
    End of year                      922     12,511     1,065     16,396     1,169     20,848
                                   ======   =======    ======    =======     ======    =======
    Proved Developed
    ----------------
    Beginning of year                917     14,223     1,112     18,798     1,150     22,701
                                   ======   =======    ======    =======     ======   =======

    End of year                      883     10,824       917     14,223     1,112     18,798
                                   ======   =======    ======    =======     ======   =======

                                   (UNAUDITED)


    Future Net Cash Flows -

        The following table sets forth unaudited information concerning future net cash flows from proved oil and gas reserves. Future cash inflows are based on year-end prices. Operating costs and future development costs are based on current costs with no escalation. As the Partnership pays no income taxes, estimated future income tax expenses are omitted. This information does not purport to present the fair value of the Partnership's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.


    Discounted Future Net Cash Flows
    Relating to Proved Reserves                                 At December 31,
                                                      -----------------------------------
                                                         1997         1996          1995
                                                      ---------    ----------     ---------
                                                                (In thousands)
    Future cash inflows                               $  46,733    $   97,475    $   75,770
    Future production and development costs             (10,739)      (14,072)      (10,615)
                                                      ---------    ----------    ----------
    Net cash flows                                       35,994        83,403        65,155
    10 percent annual discount rate                      (9,137)      (21,325)      (16,040)
                                                      ---------    ----------    ----------
    Discounted future net cash flows                  $  26,857    $   62,078    $   49,115
                                                      =========    ==========    ==========



        The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                        For the Years Ended December 31,
                                                      -------------------------------------
                                                         1997         1996          1995
                                                      ---------    ----------     ---------
                                                                (In thousands)
    Sales, net of production costs                    $ (11,621)   $  (16,294)   $  (11,766)
    Net change in prices and production
      costs                                             (31,310)       22,269        15,808
    Extensions, discoveries and other
      additions                                           1,751           862           566
    Revisions of quantities                               2,616         3,920         4,447
    Accretion of discount                                 6,208         4,912         3,523
    Changes in future development costs                     617          (607)          301
    Sales of reserves in-place                             (468)          (18)           --
    Changes in production rates and other                (3,014)       (2,081)        1,004
                                                      ---------    ----------    ----------
                                                      $ (35,221)   $   12,963    $   13,883
                                                      =========    ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

    All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Information About Nominees for Election as Directors", "Information About Continuing Directors", "Executive Officers of the Company", and "Voting Securities and Principal Holders" in the proxy statement relating to the 1998 annual meeting of shareholders of Apache (the Apache Proxy) is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

    See Note (3), "Compensation to Apache" of the Partnership's financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions "Summary Compensation Table", "Option/SAR Grants Table", "Option/SAR Exercises and Year-End Value Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements", and "Director Compensation" in the Apache Proxy is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Apache, as an Investing Partner and the General Partner, owns 53 Units, or approximately four percent of the outstanding Units of the Partnership, as of December 31, 1997. Directors and officers of Apache own 9.7 Units, approximately one percent of the Partnership's Units, as of December 31, 1997. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership's outstanding Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell a 14.4 mile-long natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $.2 million in each of 1997, 1996 and 1995 for Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

    Apache markets the Partnership's natural gas production through ProEnergy, an affiliate of Apache. At December 31, 1997, Apache held a 48 percent interest in ProEnergy. The prices the Partnership receives for its gas production are, in the opinion of Apache, comparable to the prices that would be received from a non-affiliated party.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. (1) Financial Statements - See accompanying index to financial statements in Item 8 above.

   (2) Financial Statement Schedules - See accompanying index to financial statements in Item 8 above.

    (3)  Exhibits

            3.1 Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No.
                  0-13546).

            3.2 Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

            3.3 Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit
                  (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No.
                  0-13546).

           10.1 Credit Agreement dated July 24, 1992, between Apache, the Lenders named therein and the First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 10.1 to Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

           10.2 Second Amendment, dated as of July 29, 1994, to Credit Agreement between Apache, the Lenders named therein and the First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 10.1 to Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File No. 1-13546).

           10.3 Third Amendment, dated as of March 31, 1995, to the Credit Agreement between Apache, the Lenders named therein and the First National Bank of Chicago, as Agent (incorporated by reference to Exhibit 10.6 to Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-13546).

           10.4 Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

           10.5 Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No.
                  0-13546).

           10.6 Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

          *23.1   Consent of Ryder Scott Company Petroleum Engineers.

          *27.1   Financial Data Schedule.

           99.1 Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

           99.2 Proxy statement dated March 30, 1998, relating to the 1998 annual meeting of shareholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

                  *Filed herewith.

b.  Reports filed on Form 8-K.

    No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APACHE OFFSHORE INVESTMENT
                                     PARTNERSHIP

                                     By:  Apache Corporation, General Partner


Date:   March 23, 1998               By: /s/ Raymond Plank
                                     ----------------------------------------
                                         Raymond Plank,
                                         Chairman and Chief Executive Officer



                                POWER OF ATTORNEY

    The officers and directors of Apache Corporation, General Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint Raymond Plank, G. Steven Farris, Z.S. Kobiashvili and Roger B. Plank, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature                                   Title                             Date
---------                                   -----                             ----

/s/ Raymond Plank                           Chairman and Chief Executive      March 23, 1998
------------------------------               Officer (Principal Executive
Raymond Plank                                  Officer)


/s/ Roger B. Plank                          Vice President and Chief          March 23, 1998
------------------------------               Financial Officer (Principal
Roger B. Plank                                 Financial Officer)


/s/ Thomas L. Mitchell                      Vice President and Controller     March 23, 1998
-----------------------------                (Principal Accounting Officer)
Thomas L. Mitchell

Signature                                   Title                             Date
---------                                   -----                             ----

/s/ Frederick M. Bohen                      Director
------------------------------
Frederick M. Bohen                                                            March 23, 1998


/s/ G. Steven Farris                        Director
------------------------------
G. Steven Farris                                                              March 23, 1998


/s/ Randolph M. Ferlic                      Director
------------------------------
Randolph M. Ferlic                                                            March 23, 1998


/s/ Eugene C. Fiedorek                      Director
------------------------------
Eugene C. Fiedorek                                                            March 23, 1998


/s/ W. Brooks Fields                        Director
------------------------------
W. Brooks Fields                                                              March 23, 1998


/s/ A.D. Frazier, Jr.                       Director
------------------------------

A.D. Frazier, Jr.                                                             March 23,1998


/s/ Stanley K. Hathaway                     Director
------------------------------
Stanley K. Hathaway                                                           March 23, 1998


/s/ John A. Kocur                           Director
------------------------------
John A. Kocur                                                                 March 23, 1998


/s/ George D. Lawrence Jr.                  Director
------------------------------
George D. Lawrence Jr.                                                        March 23, 1998


/s/ Mary Ralph Lowe                         Director
------------------------------
Mary Ralph Lowe                                                               March 23, 1998


/s/ F.H. Merelli                            Director
------------------------------
F.H. Merelli                                                                  March 23, 1998


/s/ Joseph A. Rice                          Director
------------------------------
Joseph A. Rice                                                                March 23, 1998