Form 10-Q
period 1998-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1998-08-11
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For the Transition Period from ___________________ to _____________________


                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                              41-1464066
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

   Suite 100, One Post Oak Central
  2000 Post Oak Boulevard, Houston, TX                        77056-4400
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)


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


                            YES [X]      NO [ ]

                        PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                              STATEMENT OF INCOME
                                  (UNAUDITED)

                                                     FOR THE QUARTER            FOR THE SIX MONTHS
                                                      ENDED JUNE 30,               ENDED JUNE 30,
                                                -------------------------   -------------------------
                                                   1998           1997         1998          1997
                                                -----------   -----------   -----------   -----------

REVENUES:
   Oil and gas production revenues              $ 2,153,787   $ 2,699,952   $ 4,349,472   $ 6,398,643
   Interest income                                   15,437        15,770        25,248        25,162
                                                -----------   -----------   -----------   -----------

                                                  2,169,224     2,715,722     4,374,720     6,423,805
                                                -----------   -----------   -----------   -----------

EXPENSES:
   Depreciation, depletion and amortization         725,513       632,622     1,447,988     1,474,089
   Lease operating                                  184,833       166,308       390,489       257,476
   Administrative                                   140,952       135,000       275,952       270,000
   Interest                                            --            --            --          12,818
                                                -----------   -----------   -----------   -----------

                                                  1,051,298       933,930     2,114,429     2,014,383
                                                -----------   -----------   -----------   -----------

NET INCOME                                      $ 1,117,926   $ 1,781,792   $ 2,260,291   $ 4,409,422
                                                ===========   ===========   ===========   ===========

NET INCOME ALLOCATED TO:
   Managing Partner                             $   313,053   $   419,801   $   630,598   $ 1,031,257
   Investing Partners                               804,873     1,361,991     1,629,693     3,378,165
                                                -----------   -----------   -----------   -----------

                                                $ 1,117,926   $ 1,781,792   $ 2,260,291   $ 4,409,422
                                                ===========   ===========   ===========   ===========

NET INCOME PER INVESTING PARTNER UNIT           $       683   $     1,138   $     1,379   $     2,822
                                                ===========   ===========   ===========   ===========

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                1,179.3       1,196.6       1,181.7       1,197.2
                                                ===========   ===========   ===========   ===========


                The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------------
                                                                              1998               1997
                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $    2,260,291    $    4,409,422
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                             1,447,988         1,474,089
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable                 (85,718)        1,726,230
             Decrease in accrued operating expenses payable                    (103,743)         (157,063)
             Increase (decrease) in payable to/receivable from
                 Apache Corporation                                             293,827          (933,964)
                                                                         --------------    --------------

         Net cash provided by operating activities                            3,812,645         6,518,714
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                       (1,830,120)       (1,258,598)
   Non-cash portion of oil and gas property additions                          (622,547)          121,993
   Proceeds from sales of oil and gas properties                                363,534                --
   Increase in drilling advances                                                (69,012)               --
                                                                         --------------    --------------

         Net cash used in investing activities                               (2,158,145)       (1,136,605)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                             (348,000)         (109,272)
   Distributions to Investing Partners                                               --        (1,197,827)
   Distributions to Managing Partner, net                                      (501,252)       (1,269,264)
   Payments on long-term debt                                                        --        (1,997,500)
                                                                         --------------    --------------

         Net cash used in financing activities                                 (849,252)       (4,573,863)
                                                                         --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       805,248           808,246

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    691,797         1,737,470
                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    1,497,045    $    2,545,716
                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                              $           --    $       11,073
                                                                         ==============    ==============

                The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 BALANCE SHEET


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1998            1997
                                                                              ------------    ------------
                                                                              (Unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  1,497,045    $    691,797
   Accrued revenues receivable                                                   1,623,169       1,537,451
   Receivable from Apache Corporation                                                 --           218,729
   Drilling advances                                                               141,032          72,020
                                                                              ------------    ------------

                                                                                 3,261,246       2,519,997
                                                                              ------------    ------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
      Proved properties                                                        167,863,673     166,397,087
      Less - Accumulated depreciation, depletion
         and amortization                                                     (159,840,902)   (158,392,914)
                                                                              ------------    ------------

                                                                                 8,022,771       8,004,173
                                                                              ------------    ------------

                                                                              $ 11,284,017    $ 10,524,170
                                                                              ============    ============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued exploration and development                                        $  1,142,370    $  1,764,917
   Accrued operating expenses payable and other                                      8,520         112,263
   Payable to Apache Corporation                                                    75,098            --
                                                                              ------------    ------------

                                                                                 1,225,988       1,877,180
                                                                              ------------    ------------

PARTNERS' CAPITAL:
   Managing Partner                                                                634,381         505,035
   Investing Partners (1,154.4 and 1,184.2 units
      outstanding, respectively)                                                 9,423,648       8,141,955
                                                                              ------------    ------------

                                                                                10,058,029       8,646,990
                                                                              ------------    ------------

                                                                              $ 11,284,017    $ 10,524,170
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


1.    PAYABLE TO/RECEIVABLE FROM APACHE

     Payable to/receivable from Apache Corporation, the Partnership's managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred to/from Apache in the month after the Partnership's transactions are processed and the net results of operations are determined.


2.    RIGHT OF PRESENTMENT

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The first right of presentment offer for 1998 was based upon a valuation date of December 31, 1997 for a purchase price of $11,161 per Unit, plus interest to the date of payment. The offer was made to the Investing Partners on April 28, 1998 and, as a result, the Partnership acquired 29.832 Units for $348,000 in cash. As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), Investing Partners will have a second right of presentment during the fourth quarter of 1998, based on a valuation date of June 30, 1998.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 1998 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


NET INCOME AND REVENUE

     The Partnership reported net income of $1.1 million in the second quarter of 1998, versus $1.8 million in the prior year period. Net income per Investing Partner Unit decreased 40 percent, from $1,138 per Unit to $683 per Unit. The decrease was attributable to lower natural gas production, lower crude oil production and prices and higher depreciation, depletion and amortization (DD&A) expense, mitigated by higher natural gas prices.

     For the first half of 1998, net income of $2.3 million, or $1,379 per Investing Partner Unit, decreased 49 percent and 51 percent, respectively, from $4.4 million, or $2,822 per Investing Partner Unit, in the same period last year. Lower natural gas and crude oil production and prices and higher lease operating expense (LOE) impacted 1998 results.

     Revenues decreased 20 percent, from $2.7 million in the second quarter of 1997 to $2.2 million for the same period in 1998. Natural gas and crude oil sales contributed 83 percent and 16 percent, respectively, to the Partnership's total revenues in the second quarter of 1998. For the first six months of 1998, revenues decreased 32 percent to $4.4 million compared to $6.4 million for the same period in 1997, primarily due to lower production, with natural gas and crude oil contributing 82 percent and 17 percent, respectively, to the Partnership's total revenues in 1998.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                   FOR THE QUARTER ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------   ---------------------------------
                                                            INCREASE                            INCREASE
                                   1998         1997       (DECREASE)     1998       1997      (DECREASE)
                                 ---------   ---------     ---------   ---------   ---------   ---------
Gas volume - Mcf per day             8,943      11,203         (20%)       9,010      11,398         (21%)
Average gas price - per Mcf      $    2.21   $    2.08           6%    $    2.20   $    2.46         (11%)
Oil volume - barrels per day           297         342         (13%)         315         368         (14%)
Average oil price - per barrel   $   13.13   $   18.69         (30%)   $   13.33   $   20.00         (33%)


SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

     Natural gas sales revenues for the second quarter of 1998 totaled $1.8 million, 14 percent lower than the second quarter of 1997. The decrease resulted from a 20 percent decline in natural gas production, negatively impacting revenue by $.5 million. Sales volumes decreased as a result of natural declines in production, the sale of High Island Block A-6 (Glenda Prospect) in October 1997, and the sale of West Cameron Block 368 (Krypton Prospect) in January 1998. Partially offsetting these decreases was a six percent increase in natural gas prices which positively impacted revenue by $.1 million.

     The Partnership's crude oil sales revenues for the second quarter totaled $.4 million, a 39 percent decrease from the second quarter of 1997. A 30 percent decrease in the average realized oil price negatively impacted revenues by $.2 million.

YEAR-TO-DATE 1998 COMPARED TO YEAR-TO-DATE 1997

     Gas sales for the first half of 1998 of $3.6 million decreased $1.5 million, or 29 percent, when compared to the same period in 1997. Average realized gas prices decreased $.26 per Mcf, or 11 percent, when compared with the first six months of 1997. Gas production for the first half of 1998 decreased by 21 percent when compared to the same period in 1997, negatively impacting revenues by $1.0 million. Production decreases in 1998 were primarily due to natural declines in production and the sale of High Island Block A-6 and West Cameron Block 368.

     For the six months ended June 30, 1998, oil sales decreased 43 percent to $.8 million when compared to the same period last year. The Partnership's oil sales revenues were negatively impacted by a 14 percent decline in oil production and a 33 percent decrease in realized prices. The decrease in sales volumes resulted from natural declines in production.


OPERATING EXPENSES

     The Partnership's DD&A rate, expressed as a percentage of sales, was approximately 33 percent during the second quarter and first six months of 1998, increasing from 23 percent during the same periods in 1997. The increase in the rate was a result of generally declining natural gas and crude oil prices and downward reserve revisions recorded in the fourth quarter of 1997.

     Higher workover activity in the second quarter of 1998 caused LOE to be 11 percent higher when compared to the second quarter of 1997. For the first half of 1998, LOE of $.4 million was up 52 percent when compared to the first half of 1997. This variance was the result of higher workover activity in 1998 and joint venture audit credits received in March 1997.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $3.8 million for the first half of 1998, a decrease of 42 percent from a year ago, driven by lower oil and gas production and prices. Future cash flows will be similarly influenced by fluctuations in product prices, production levels and operating costs.

     The Partnership repaid all outstanding debt and terminated its revolving credit facility on January 31, 1997, rendering the Partnership debt free for the first time in its 14-year history. The Partnership has not incurred any new debt in 1998.

     It is expected that net cash provided by operating activities will be sufficient to meet the Partnership's liquidity needs through the end of 1998. However, in the event short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership will seek short-term, interest-bearing advances from the Managing Partner.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first half of 1998, the Partnership's oil and gas property additions totaled $1.8 million. These additions related primarily to completions at South Timbalier Block 295, drilling activity at South Pass Block 83 and recompletions and drilling at Ship Shoal Block 259. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $2.4 million for the remainder of 1998. The anticipated capital expenditures relate to additional recompletions at South Timbalier Block 295 and remaining drilling activity at South Pass Block
83. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 1998 of $11,161 per Unit, plus interest to the date of payment, was made to Investing Partners on April 28, 1998, based on a valuation date of December 31, 1997. As a result, the Partnership acquired 29.832 Units for a total of $348,000 in cash. As provided in the Amended Partnership Agreement, Investing Partners will have a second right of presentment during the fourth quarter of 1998, based on a valuation date of June 30, 1998. The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

     Due to the reduced level of cash provided by operating activities, and the expected need to utilize such cash to fund anticipated capital expenditures, the Partnership did not make a distribution to Investing Partners in the first half of 1998. The Managing Partner will periodically reassess the Partnership's cash position to determine if a distribution will be possible in the fourth quarter of 1998. The amount of future distributions will be dependent on actual and expected production levels, oil and gas prices, and drilling and recompletion expenditures.


IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 Issue poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. Apache, as Managing Partner, manages the Partnership's operations. Apache uses a portion of its staff for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative, and overhead costs properly allocable to the Partnership. Apache has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk of hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. A program is in place to minimize the risk of system failure and insure critical systems are Year 2000 compliant. Apache expects this program to be completed by mid-1999.

      The Managing Partner is in the process of replacing existing software as it relates to Apache's accounting and financial systems to more effectively and efficiently meet its business needs. Replacement computer systems selected by Apache will properly recognize dates beyond December 31, 1999. The Managing Partner presently believes that, with conversions to new software and completion of efforts planned by the Year 2000 Task Force, the Year 2000 Issue will be eliminated. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership. The Managing Partner plans to replace substantially all of its existing accounting and financial systems no later than March 31, 1999.

      The date on which the Managing Partner plans to complete installation of its new systems is based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and similar uncertainties.

FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Partnership, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Partnership's control and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Future oil and gas prices also could affect results of operations and cash flows.

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


                                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                     By:   Apache Corporation, General Partner



Dated:    August 10, 1998            /s/ Roger B. Plank
                                     ------------------------------------------
                                     Roger B. Plank
                                     Vice President and Chief Financial Officer


Dated:    August 10, 1998            /s/ Thomas L. Mitchell
                                     ------------------------------------------
                                     Thomas L. Mitchell
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.1              Financial Data Schedule