Form 10-Q
period 1998-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1998-11-12
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1998

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For the Transition Period from                    to
                                 -------------------    -----------------------

                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                         41-1464066
---------------------------------                        ----------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

    Suite 100, One Post Oak Central                            77056-4400
----------------------------------------                       ----------
  2000 Post Oak Boulevard, Houston, TX                         (Zip Code)
(Address of Principal Executive Offices)


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


                                YES       X           NO
                                        -----                 ----

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                              STATEMENT OF INCOME
                                  (UNAUDITED)


                                                          FOR THE QUARTER          FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                   ---------------------------   --------------------------
                                                       1998           1997           1998          1997
                                                   ------------   ------------   ------------   ------------
REVENUES:
   Oil and gas production revenues                 $  1,713,277   $  2,751,530   $  6,062,749   $  9,150,173
   Interest income                                       21,820         41,214         47,068         66,376
   Other income                                              --         89,250             --         89,250
                                                   ------------   ------------   ------------   ------------
                                                      1,735,097      2,881,994      6,109,817      9,305,799
                                                   ------------   ------------   ------------   ------------
EXPENSES:
   Depreciation, depletion and amortization             622,671        693,231      2,070,659      2,167,320
   Lease operating                                      380,910         83,130        771,372        340,606
   Administrative                                       129,137        135,000        405,116        405,000
   Interest                                                  --             --             --         12,818
                                                   ------------   ------------   ------------   ------------
                                                      1,132,718        911,361      3,247,147      2,925,744
                                                   ------------   ------------   ------------   ------------
NET INCOME                                         $    602,379   $  1,970,633   $  2,862,670   $  6,380,055
                                                   ============   ============   ============   ============
NET INCOME ALLOCATED TO:
   Managing Partner                                $    195,817   $    462,058   $    826,414   $  1,493,315
   Investing Partners                                   406,562      1,508,575      2,036,256      4,886,740
                                                   ------------   ------------   ------------   ------------

                                                   $    602,379   $  1,970,633   $  2,862,670   $  6,380,055
                                                   ============   ============   ============   ============

NET INCOME PER INVESTING PARTNER UNIT              $        352   $      1,268   $      1,737   $      4,090
                                                   ============   ============   ============   ============

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                    1,154.4        1,190.1        1,172.5        1,194.8
                                                   ============   ============   ============   ============

                The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              --------------------------
                                                                                  1998           1997
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 2,862,670    $ 6,380,055
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                               2,070,659      2,167,320
         Changes in operating assets and liabilities:
             Decrease in accrued revenues receivable                              344,054      1,975,005
             Increase (decrease) in accrued operating expenses payable             77,852       (193,482)
             Decrease in payable to/receivable from
                 Apache Corporation                                               135,274       (548,380)
                                                                              -----------    -----------
         Net cash provided by operating activities                              5,490,509      9,780,518
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                         (2,144,221)    (2,322,219)
   Non-cash portion of oil and gas property additions                            (951,355)       200,123
   Proceeds from sales of oil and gas properties                                  363,534             --
   (Increase) decrease in drilling advances                                        72,020        (37,326)
                                                                              -----------    -----------
         Net cash used in investing activities                                 (2,660,022)    (2,159,422)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                               (348,000)      (114,132)
   Distributions to Investing Partners                                                 --     (1,197,827)
   Distributions to Managing Partner, net                                        (804,419)    (1,833,177)
   Payments on long-term debt                                                          --     (1,997,500)
                                                                              -----------    -----------
         Net cash used in financing activities                                 (1,152,419)    (5,142,636)
                                                                              -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,678,068      2,478,460

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      691,797      1,737,470
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 2,369,865    $ 4,215,930
                                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                   $        --    $    11,073
                                                                              ===========    ===========


                The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 BALANCE SHEET

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          1998              1997
                                                                    -----------------  -----------------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $     2,369,865    $       691,797
   Accrued revenues receivable                                            1,193,397          1,537,451
   Receivable from Apache Corporation                                        83,455            218,729
   Drilling advances                                                             --             72,020
                                                                    ---------------    ---------------
                                                                          3,646,717          2,519,997
                                                                    ---------------    ---------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                    168,177,774        166,397,087
   Less - Accumulated depreciation, depletion
         and amortization                                              (160,463,573)      (158,392,914)
                                                                    ---------------    ---------------
                                                                          7,714,201          8,004,173
                                                                    ---------------    ---------------

                                                                    $    11,360,918    $    10,524,170
                                                                    ===============    ===============

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Distribution payable                                             $     1,731,539    $            --
   Accrued exploration and development                                      813,562          1,764,917
   Accrued operating expenses payable and other                             190,115            112,263
                                                                    ---------------    ---------------
                                                                          2,735,216          1,877,180
                                                                    ---------------    ---------------

PARTNERS' CAPITAL:
   Managing Partner                                                         527,030            505,035
   Investing Partners (1,154.4 and 1,184.2 units
      outstanding, respectively)                                          8,098,672          8,141,955
                                                                    ---------------    ---------------
                                                                          8,625,702          8,646,990
                                                                    ---------------    ---------------
                                                                    $    11,360,918    $    10,524,170
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


2.    RIGHT OF PRESENTMENT

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The first right of presentment offer for 1998 was based upon a valuation date of December 31, 1997 for a purchase price of $11,161 per Unit, plus interest to the date of payment. The offer was made to the Investing Partners on April 28, 1998 and, as a result, the Partnership acquired 29.832 Units for $348,000 in cash. A second right of presentment offer of $9,824 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 30, 1998, based on a valuation date of June 30, 1998.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 1998 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Partnership Agreement, as amended (the Amended Partnership Agreement), contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $.6 million in the third quarter of 1998, versus $2.0 million in the prior year period. Net income per Investing Partner Unit decreased 72 percent, from $1,268 per Unit to $352 per Unit. The decrease was primarily attributable to lower natural gas and crude oil production and prices and higher lease operating expense (LOE).

     For the first nine months of 1998, net income of $2.9 million, or $1,737 per Investing Partner Unit, decreased 55 percent and 58 percent, respectively, from $6.4 million, or $4,090 per Investing Partner Unit, in the same period last year. Lower natural gas and crude oil production and prices and higher LOE impacted 1998 results.

     Revenues decreased 40 percent, from $2.9 million in the third quarter of 1997 to $1.7 million for the same period in 1998. Natural gas and crude oil sales contributed 80 percent and 19 percent, respectively, to the Partnership's total revenues in the third quarter of 1998. For the first nine months of 1998, revenues decreased 34 percent to $6.1 million compared to $9.3 million for the same period in 1997, primarily due to lower production, with natural gas and crude oil contributing 81 percent and 18 percent, respectively, to the Partnership's total revenues in 1998.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):


                                                FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                      --------------------------------------------------------------------------
                                          1998        1997      DECREASE     1998          199        DECREASE
                                      ----------   ----------   --------- ----------   ----------   ------------
Gas volume - Mcf per day                   7,857       10,726    (27%)         8,622       11,172     (23%)
Average gas price - per Mcf           $     1.91   $     2.25    (15%)    $     2.11   $     2.39     (12%)
Oil volume - barrels per day                 287          313     (8%)           305          349     (13%)
Average oil price - per barrel        $    12.60   $    18.43    (32%)    $    13.10   $    19.53     (33%)


THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

     Natural gas sales revenues for the third quarter of 1998 totaled $1.4 million, 38 percent lower than the third quarter of 1997. The decrease resulted from a 27 percent decline in natural gas production. Production volumes decreased as a result of natural declines in production, the sale of High Island Block A-6 (Glenda Prospect) in October 1997, and the sale of West Cameron Block 368 (Krypton Prospect) in January 1998. Natural gas prices decreased 15 percent for the third quarter of 1998 compared to the same period in 1997, which negatively impacted revenue by $.3 million.

     The Partnership's crude oil sales revenues for the third quarter of 1998 totaled $.3 million, a 37 percent decrease from the third quarter of 1997. A 32 percent decrease in the average realized oil price led to the decline.

YEAR-TO-DATE 1998 COMPARED TO YEAR-TO-DATE 1997

     Natural gas sales for the first nine months of 1998 of $5.0 million decreased $2.3 million, or 32 percent, when compared to the same period in 1997. Average realized gas prices decreased $.28 per Mcf, or 12 percent, when compared with the first nine months of 1997. Natural gas production for the first nine months of 1998 decreased by 23 percent when compared to the same period in 1997, negatively impacting revenues by $1.5 million. Production decreases in 1998 were primarily due to natural declines in production and the sale of High Island Block A-6 and West Cameron Block 368.

     For the nine months ended September 30, 1998, oil sales decreased 41 percent to $1.1 million when compared to the same period last year. The Partnership's oil sales revenues were negatively impacted by a 13 percent decline in oil production and a 33 percent decrease in realized prices. The decrease in production volumes resulted from natural declines in production.


OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 36 percent and 34 percent during the third quarter and first nine months of 1998, increasing from 25 percent and 24 percent, respectively, during the same periods in 1997. The increase in the DD&A rate was a result of generally declining natural gas and crude oil prices and downward reserve revisions recorded in the fourth quarter of 1997.

     Higher workover activity in the third quarter of 1998 caused LOE to be 358 percent higher when compared to the third quarter of 1997. For the first nine months of 1998, LOE of $.8 million was up 126 percent when compared to the first nine months of 1997. This variance was the result of higher workover activity in 1998 and joint venture audit refunds received in March 1997.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $5.5 million for the first nine months of 1998, a decrease of 44 percent from a year ago, driven by lower oil and gas production and prices. Future cash flows will be similarly influenced by fluctuations in product prices, production levels and operating costs.

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

     During the first nine months of 1998, the Partnership's oil and gas property additions totaled $2.1 million. These additions related primarily to completions at South Timbalier Block 295, drilling activity at South Pass Block 83 and recompletions and drilling at Ship Shoal Block 259. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.5 million for the remainder of 1998. The anticipated capital expenditures relate to the drilling of two new wells at North Padre Block 989. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made a distribution of $1,500 per Unit on October 1, 1998. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, and expected drilling and recompletion expenditures.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 1998 of $11,161 per Unit, plus interest to the date of payment, was made to Investing Partners on April 28, 1998, based on a valuation date of December 31, 1997. As a result, the Partnership acquired 29.832 Units for a total of $348,000 in cash. A second right of presentment offer for 1998 of $9,824 per Unit, plus interest to the date of payment, was made to Investing Partners on October 30, 1998, based on a valuation date of June 30, 1998. The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 1998 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase all Units presented.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. Apache, as Managing Partner, manages the Partnership's operations. Apache uses a portion of its staff for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative and overhead costs properly allocable to the Partnership. Apache has formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk of hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. The project phases, expected completion dates and percentage complete are as follows:


            PHASE                           COMPLETION DATE    % COMPLETE
---------------------------------------     ---------------   ------------
Organization                                    July 1998        100%

Assessment                                  November 1998         70%
    Desktop Computers
    Network Hardware
    Software
    Embedded Systems
    External Trading Partners
    Building/Infrastructure Systems
    Telecommunications Systems

Implementation/Replacement                      July 1999         40%
    Computer Hardware
    Core Business Software
    Desktop Software
    Embedded Systems
    Building Systems

Contact External Trading Partners           February 1999         10%

Contingency Planning                           March 1999         20%


     To date, the Managing Partner is not aware of any significant issues that would cause problems in the area of safety, environmental or business interruption in the Year 2000. Apache will assess the risk associated with hardware, software, infrastructure, embedded chips and external trading partners that are not Year 2000 compliant. While Apache is confident that Year 2000 remediation efforts will succeed in minimizing exposure to business disruption, plans are being developed which will allow continuation of business in all but the worst case scenarios. All remediation and replacement efforts and contingency planning are expected to be complete by July 1999. All critical external trading partners will be contacted to determine Year 2000 readiness and contingency plans will be developed where assurance of Year 2000 compliance is not received by February 28, 1999.

     In 1997, the Managing Partner initiated a project to replace existing business software as it relates to Apache's production, land, marketing, accounting and financial systems to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Managing Partner from SAP America, Inc., PricewaterhouseCoopers LLP, Innovative Business Solutions and Landmark Graphics will properly recognize dates beyond December 31, 1999. The Managing Partner plans to implement the replacement software by March 31, 1999. The business system replacement project is 60 percent complete and Apache believes that the March 31, 1999 deadline is attainable.

     The Managing Partner expects that its cost to achieve Year 2000 compliance will not exceed $4 million. These costs will be borne by the Managing Partner and will not have any impact on the financial results of the Partnership. The cost of implementing business replacement systems is not included in these cost estimates.

     The Managing Partner presently believes that with conversions to new software and completion of efforts planned by the Year 2000 Task Force, the risk associated with Year 2000 will be significantly reduced. However, the Managing Partner is unable to assure that the consequences of Year 2000 failures of systems maintained by the Managing Partner or by third parties will not materially adversely impact the Partnership's results of operations, liquidity or financial condition.


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


                                 APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 By:   Apache Corporation, General Partner



Dated:    November 12, 1998      /s/ Roger B. Plank
                                 -------------------------------------------
                                 Roger B. Plank
                                 Vice President and Chief Financial Officer


Dated:    November 12, 1998      /s/ Thomas L. Mitchell
                                 -------------------------------------------
                                 Thomas L. Mitchell
                                 Vice President and Controller
                                 (Chief Accounting Officer)

                                    EXHIBITS



EXHIBIT
NUMBERS        DESCRIPTION
--------   -------------------------------------------------
  27.1     Financial Data Schedule.