Form 10-Q
period 1999-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 1999-05-12
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1999

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


                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ----------        ----------

 REVENUES:
    Oil and gas production revenues                 $1,663,778        $2,195,685
    Interest income                                     16,350             9,811
                                                    ----------        ----------
                                                     1,680,128         2,205,496
                                                    ----------        ----------

 EXPENSES:
    Depreciation, depletion and amortization           673,620           722,475
    Lease operating expense                            153,865           205,656
    Administrative                                     135,000           135,000
                                                    ----------        ----------
                                                       962,485         1,063,131
                                                    ----------        ----------
 NET INCOME                                         $  717,643        $1,142,365
                                                    ==========        ==========

 NET INCOME ALLOCATED TO:
    Managing Partner                                $  231,761        $  317,545
    Investing Partners                                 485,882           824,820
                                                    ----------        ----------
                                                    $  717,643        $1,142,365
                                                    ==========        ==========
 NET INCOME PER INVESTING PARTNER UNIT              $      426        $      697
                                                    ==========        ==========
 WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                                  1,141.0           1,184.2
                                                    ==========        ==========






                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                               -------------------------------
                                                                                  1999                 1998
                                                                               -----------         -----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $   717,643         $ 1,142,365
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                                 673,620             722,475
          Changes in operating assets and liabilities:
              Decrease in accrued revenues receivable                              289,878             114,253
              Increase (decrease) in accrued operating expenses payable              2,407             (90,825)
              Increase (decrease) in receivable from/payable to
                  Apache Corporation                                              (195,069)              1,185
                                                                               -----------         -----------
          Net cash provided by operating activities                              1,488,479           1,889,453
                                                                               -----------         -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                           (504,293)         (1,427,745)
    Non-cash portion of oil and gas property additions                             125,490            (196,202)
    Proceeds from sales of oil and gas properties                                       --             363,534
    Decrease in drilling advances                                                       --              13,141
                                                                               -----------         -----------
          Net cash used in investing activities                                   (378,803)         (1,247,272)
                                                                               -----------         -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to Investing Partners                                           (855,728)                 --
    Distributions to Managing Partner, net                                        (331,326)           (273,370)
                                                                               -----------         -----------
          Net cash used in financing activities                                 (1,187,054)           (273,370)
                                                                               -----------         -----------

 NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                               (77,378)            368,811

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    1,324,949             691,797
                                                                               -----------         -----------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 1,247,571         $ 1,060,608
                                                                               ===========         ===========







                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                         MARCH 31,           DECEMBER 31,
                                                                           1999                  1998
                                                                       -------------         -------------

                                  ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents                                          $   1,247,571         $   1,324,949
    Accrued revenues receivable                                            1,008,121             1,297,999
    Receivable from Apache Corporation                                       125,096                    --
                                                                       -------------         -------------
                                                                           2,380,788             2,622,948
                                                                       -------------         -------------

 OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                    168,835,993           168,331,700
    Less - Accumulated depreciation, depletion and amortization         (161,787,714)         (161,114,094)
                                                                       -------------         -------------
                                                                           7,048,279             7,217,606
                                                                       -------------         -------------
                                                                       $   9,429,067         $   9,840,554
                                                                       =============         =============

                     LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES:
    Accrued exploration and development                                $     717,410         $     591,920
    Accrued operating expenses payable and other                             100,774                98,367
    Payable to Apache Corporation                                                 --                69,973
                                                                       -------------         -------------
                                                                             818,184               760,260
                                                                       -------------         -------------

 PARTNERS' CAPITAL:
    Managing Partner                                                         497,495               597,060
    Investing Partners (1,141.0 and 1,141.0 units
       outstanding, respectively)                                          8,113,388             8,483,234
                                                                       -------------         -------------
                                                                           8,610,883             9,080,294
                                                                       -------------         -------------
                                                                       $   9,429,067         $   9,840,554
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


1.   RECEIVABLE FROM/PAYABLE TO APACHE

     Receivable from/payable to Apache Corporation, the Partnership's managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred from/to Apache in the month after the Partnership's transactions are processed and the net results of operations are determined.


2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 1999 is expected to be made to Investing Partners in May, based on a valuation date of December 31, 1998. The Partnership is not in a position to predict how many Units will be presented for repurchase under the May 1999 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase all Units presented. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.


3.   SUBSEQUENT EVENT

     On April 29, 1999, the Managing Partner entered into an agreement with Shell Offshore Inc. and affiliated Shell entities (Shell) to purchase Shell's interest in certain Gulf of Mexico properties, together with certain production-related assets and proprietary 3D seismic data. The purchase price, subject to adjustment for production since March 1, 1999, is $715 million in cash and one million shares of the common stock of Apache. The Shell transaction is expected to be completed in May 1999. The impact of this acquisition on the Partnership is not known at this time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $.7 million in the first quarter of 1999, versus $1.1 million in the prior year period. Net income per Investing Partner Unit decreased 39 percent, from $697 per Unit to $426 per Unit. Lower natural gas and crude oil prices contributed to the decline.

     Revenues decreased 24 percent, from $2.2 million in the first quarter of 1998 to $1.7 million in the first quarter of 1999. Natural gas and crude oil sales represented 80 percent and 19 percent, respectively, of the Partnership's total revenues.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                                       FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                     ----------------------------                INCREASE
                                                      1999                 1998                 (DECREASE)
                                                     -------              -------               ----------

           Gas volume - Mcf per day                    9,241                9,079                    2%
           Average gas price - per Mcf                 $1.62                $2.19                  (26%)
           Oil volume - barrels per day                  317                  333                   (5%)
           Average oil price - per barrel            $ 11.17              $ 13.50                  (17%)


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     Natural gas production revenues for the first quarter of 1999 totaled $1.4 million, 25 percent lower than the first quarter of 1998. Natural gas prices decreased 26 percent for the first quarter of 1999 compared to the year-earlier period, which negatively impacted revenue by $.5 million.

     The Partnership's crude oil production revenues for the first quarter of 1999 totaled $.3 million, a 21 percent decrease from the first quarter of 1998. A 17 percent decrease in the average realized oil price led to the decline.


OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 40 percent during the first quarter of 1999, increasing from 33 percent during the same period in 1998. The increase in the DD&A rate was a result of generally declining natural gas and crude oil prices.

     Lease operating expense (LOE) was 25 percent lower in the first quarter 1999 compared to the first quarter 1998. This variance was the result of lower workover activity in the first three months of 1999.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $1.5 million for the first three months of 1999, a decrease of 21 percent from a year ago, caused by lower oil and gas prices. Future cash flows will be influenced similarly by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first three months of 1999, the Partnership's oil and gas property additions totaled $.5 million. These additions related primarily to recompletions at South Timbalier Block 295 and drilling activity at North Padre Block 969. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1.4 million for the remainder of 1999. The anticipated capital expenditures relate to completions at North Padre Block 969 and recompletions at South Timbalier Block
295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made a distribution of $750 per Unit on March 18, 1999. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, and expected drilling and recompletion expenditures.

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 1999 is expected to be made to Investing Partners in May, based on a valuation date of December 31, 1998. The Partnership is not in a position to predict how many Units will be presented for repurchase under the May 1999 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase all Units presented. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

     On April 29, 1999, the Managing Partner entered into an agreement with Shell Offshore Inc. and affiliated Shell entities (Shell) to purchase Shell's interest in certain Gulf of Mexico properties, together with certain production-related assets and proprietary 3D seismic data. The purchase price, subject to adjustment for production since March 1, 1999, is $715 million in cash and one million shares of the common stock of Apache. The Shell transaction is expected to be completed in May 1999. The impact of this acquisition on the Partnership is not known at this time.

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

                        PHASE                                COMPLETION DATE             PERCENT COMPLETE
          -----------------------------------                ---------------             ----------------

          Organization                                             July 1998                   100%

          Assessment                                           November 1998                   100%
              Desktop Computers
              Network Hardware
              Software
              Embedded Systems
              External Trading Partners
              Building/Infrastructure Systems
              Telecommunications Systems

          Implementation/Replacement                          September 1999                    75%
              Computer Hardware
              Core Business Software
              Desktop Software
              Embedded Systems
              Building Systems

          Contact External Trading Partners                       March 1999                   100%

          Contingency Planning                                      May 1999                    90%


     To date, the Managing Partner is not aware of any significant Year 2000 issues that would cause problems in the area of safety, environmental or business interruption. Apache will assess the risks associated with hardware, software, infrastructure, embedded chips and external trading partners that are not Year 2000 compliant. While Apache is confident that Year 2000 remediation efforts will succeed in minimizing exposure to business disruption, plans are being developed that will allow continuation of business in all but the worst case scenarios. All remediation and replacement efforts and contingency planning are expected to be complete by September 1999. All critical external trading partners have been contacted to determine Year 2000 readiness and contingency plans will be developed where assurance of Year 2000 compliance was not received by March 31, 1999.

     In 1997, the Managing Partner initiated a project to replace existing business software as it relates to Apache's production, land, marketing, accounting and financial systems to more effectively and efficiently meet its business needs. Replacement computer systems selected by the Managing Partner from SAP America, Inc., PricewaterhouseCoopers LLP, Innovative Business Solutions and Landmark Graphics will properly recognize dates beyond December 31, 1999. The implementation of the business software project was completed and operational effective with January 1999 production.

     The Managing Partner expects that its cost to achieve Year 2000 compliance will not exceed $4 million, excluding the cost of implementing business replacement systems. These costs will be borne by the Managing Partner and will not have any impact on the financial results of the Partnership.

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


                                      APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                      By: Apache Corporation, General Partner



Dated: May 12, 1999                   /s/ Roger B. Plank
                                      -----------------------------------------
                                      Roger B. Plank
                                      Vice President and Chief Financial Officer


Dated: May 12, 1999                   /s/ Thomas L. Mitchell
                                      ------------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

 27.1                                  Financial Data Schedule