Form 10-K405
period 1999-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2000-03-24
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Apache Corporation's proxy statement relating to its 2000 annual meeting of shareholders have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

ITEM                                                                                                           PAGE
----                                                                                                           ----
                                                          PART I
   1.         BUSINESS......................................................................................       1
   2.         PROPERTIES....................................................................................       4
   3.         LEGAL PROCEEDINGS.............................................................................       4
   4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................       4


                                                          PART II

   5.         MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED
                   SECURITY HOLDER MATTERS..................................................................       5
   6.         SELECTED FINANCIAL DATA.......................................................................       5
   7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................................................       6
   8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................      10
   9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE......................................................      24


                                                         PART III

  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP...........................................      24
  11.         EXECUTIVE COMPENSATION........................................................................      24
  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT...........................................................................      24
  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................      24


                                                          PART IV

  14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................      25


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

     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 1999, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term "Partnership" refers to either the Investment Partnership or the Limited Partnership, as the case may be.

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

1999 BUSINESS DEVELOPMENT

     The Partnership spud two new wells in 1999, a sidetrack well at East Cameron Block 60 which was completed and began production in 1999, and a developmental well at South Timbalier Block 295. The South Timbalier well was spud in December 1999 and is expected to be completed in early 2000. A developmental well spud in late 1998 at North Padre Island Block 976 was completed and began production in 1999. An exploratory well at North Padre Island that was being evaluated at December 31, 1998, was plugged and abandoned in 1999. The Partnership continued to participate in recompletion projects, primarily at South Timbalier Block 295, to maintain production and enhance recoverable reserves.

     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 1999, 42 of those prospects have been surrendered or sold.

     The status of the Partnership's 49 original prospects is shown in the following table:

                                                       AS OF DECEMBER 31,
                                                       ------------------
                                                         1999       1998
                                                        -----      -----
               Prospect Status

               Producing - fully developed                  6          6
               Producing - partially developed              1          1
                                                        -----      -----

               Total discoveries                            7          7
               Surrendered/sold                            42         42
                                                        -----      -----

               Total                                       49         49
                                                        =====      =====


     As of December 31, 1999, 117 wells have been drilled on the seven remaining prospects. Of the 117 wells, 91 were productive and of those, 62 are currently producing. Fifteen of the Partnership's producing wells are dual completions. The Partnership had, at December 31, 1999, estimated proved oil and gas reserves of 13.1 Bcfe, of which 69 percent was natural gas.

     In June 1999, the Partnership sold its interest in Matagorda Island Block 705 (Roberto Prospect) and the southwest quadrant of North Padre Island Block 976 (Rosita Prospect) through two separate sales transactions. The Partnership retained other existing interests in both prospects.

FULL COST CEILING TEST

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Partnership reviews the carrying value of its oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties included in the costs being amortized, if any. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Partnership had no write-downs during 1999, 1998 or 1997 due to ceiling test limitations.

MARKETING

     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. During 1999, the Partnership's spot market gas was purchased primarily by Producers Energy Marketing LLC (ProEnergy) and the Partnership's oil and condensate production was purchased primarily by Plains Petroleum Operating Co. (Plains Petroleum). In June 1998, Apache formed a strategic alliance with Cinergy Corp. (Cinergy) to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in ProEnergy to Cinergy. ProEnergy, renamed Cinergy Marketing & Trading, LLC in June 1999, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. The prices the Partnership received for its gas production prior to the sale of ProEnergy were, in the opinion of Apache, comparable to the prices that would have been received from a non-affiliated party. The prices the Partnership received after the sale of ProEnergy and will continue to receive for its gas production, in the opinion of Apache, approximate market prices.

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

ITEM 2. PROPERTIES

     Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's producing wells and gross acreage as of December 31, 1999, is set forth below:


                                                            PRODUCING
                                                          OIL/GAS WELLS      AVERAGE            GROSS ACRES
                                                        ------------------   WORKING     -------------------------
         LEASE BLOCK            PROSPECT        STATE    GROSS      NET      INTEREST     DEVELOPED    UNDEVELOPED
------------------------------  --------        -----    -----     ----      --------     ---------    -----------
Ship Shoal 258, 259             Genesis           LA        7        .4      .0628698        10,141             --
South Timbalier 276, 295, 296   Grover            LA       20       1.4      .0708333        15,000             --
North Padre Island 969, 975,
976                             Rosita            TX       10        .7      .0708333        10,080          5,760
Matagorda Island 681, 682       Roberto           TX       18       1.1      .0628698        10,080             --
South Pass 83                   Manx              LA        4        .3      .0678914         5,000             --
East Cameron 60                 East Aragonite    LA        1        .1      .0944444         5,000             --
Ship Shoal 201, 202             Bromeliad         LA        2        --          ORRI        10,000             --
                                                         ----      ----                   ---------      ---------
                                                           62       4.0                      65,301          5,760
                                                        =====      ====                  ==========      =========

     In June 1999, the Partnership sold its interest in Matagorda Island Block 705 and the southwest quadrant of North Padre Island Block 976. See Note (4) "Oil and Gas Properties" to the Partnership's financial statements for costs incurred in oil and gas development and production activities. See Supplemental Oil and Gas Disclosures under Item 8 for related reserve information. On a net basis, the Partnership owns four wells.

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs (excluding severance taxes) and average sales prices.

                                     PRODUCTION                                      AVERAGE SALES PRICES
                              --------------------------         AVERAGE          ---------------------------
           YEAR ENDED           OIL             GAS            PRODUCTION            OIL             GAS
          DECEMBER 31,        (MBBLS)          (MMCF)         COST PER MCFE       (PER BBL)       (PER MCF)
          --------------      ----------     -----------     ----------------     -----------     -----------
              1999                 122            2,938          $     .18        $   18.10       $     2.15
              1998                 106            3,127                .27            12.40             2.08
              1997                 125            3,878                .10            19.30             2.49

     See the Supplemental Oil and Gas Disclosures under Item 8 for estimated oil and gas reserves quantities.


ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership's interests are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1999, there were 1,132.5 of the Partnership's Units outstanding held by approximately 924 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $4 million, or $3,500 per Unit, during 1999 and approximately $1.7 million, or $1,500 per Unit, during 1998.

     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased in cash.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1999, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8.


                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                            1999            1998            1997            1996            1995
                                         ------------    ------------    ------------   -------------   -------------
                                                           (In thousands, except per Unit amounts)
Total assets                             $     8,722     $     9,841     $    10,524    $    12,252     $    13,486
                                         ============    ============    ============   =============   =============
Long-term debt                           $         -     $         -     $         -    $     1,998     $     7,310
                                         ============    ============    ============   =============   =============
Partners' capital                        $     7,755     $     9,080     $     8,647    $     8,498     $     5,472
                                         ============    ============    ============   =============   =============
Oil and gas sales                        $     8,521     $     7,827     $    12,067    $    17,511     $    13,138
                                         ============    ============    ============   =============   =============
Net income                               $     4,351     $     3,621     $     8,244    $    11,127     $     6,214
                                         ============    ============    ============   =============   =============
Net income allocated to:
    Managing Partner                     $     1,269     $     1,061     $     1,967    $     2,652     $     1,800
    Investing Partners                         3,082           2,560           6,277          8,475           4,414
                                         ------------    ------------    ------------   -------------   -------------
                                         $     4,351     $     3,621     $     8,244    $    11,127     $     6,214
                                         ============    ============    ============   =============   =============
Net income per Investing
    Partner Unit                         $     2,707     $     2,193     $     5,260    $     7,032     $     3,584
                                         ============    ============    ============   =============   =============
Cash distributions per
    Investing Partner Unit               $     3,500     $     1,500     $     4,500    $     4,500     $     2,250
                                         ============    ============    ============   =============   =============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's net income and net income per Investing Partner Unit increased in 1999 due to higher oil and gas prices and reduced operating costs. The average crude oil price increased 46 percent from the average price in 1998, while the average natural gas price increased three percent from last year. Lease operating expense (LOE) was down from 1998 due to reduced workover costs. Distributions per Investing Partner Unit in 1999 increased with improved product prices.


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $4.4 million for 1999 versus $3.6 million in 1998. Net income per Investing Partner Unit increased 23 percent, to $2,707 from $2,193. The impact of lower gas production on net income in 1999 was more than offset by higher product prices and reduced LOE.

     Revenues increased nine percent, from $7.9 million in 1998, to $8.6 million in 1999. Natural gas and crude oil sales contributed approximately 73 percent and 26 percent, respectively, to the Partnership's total revenue in 1999. The Partnership is not in a position to predict future oil and gas prices.

     The Partnership's oil and gas production volume and price information is summarized in the following table:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                      -----------------------------------       INCREASE
                                                           1999               1998             (DECREASE)
                                                         -------             ------            ----------
          Gas volumes - Mcf per day                        8,049              8,567                 (6%)
          Average gas price - per Mcf                    $  2.15              $2.08                  3%
          Oil volume - barrels per day                       335                291                 15%
          Average oil price - per barrel                 $ 18.10             $12.40                 46%


     Declines in oil and gas production can be expected in future years due to normal depletion. It is not anticipated that the Partnership will acquire any additional exploratory leases or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests.

1999 COMPARED TO 1998

     Natural gas sales for 1999 totaled $6.3 million, down slightly from 1998, as lower gas production more than offset the impact of higher realized gas prices. The decrease in production volumes resulted primarily from normal declines at Matagorda Island Block 681 and the sale of the Partnership's interest in Matagorda Island Block 705 during 1999.

     The Partnership's crude oil sales for 1999 totaled $2.2 million, a 68 percent increase from 1998. The average realized price for 1999 increased $5.70 per barrel, or 46 percent, when compared to 1998. In addition to the increase in crude oil prices, the Partnership recognized a 15 percent increase in production versus 1998. The increase in oil production resulted primarily from a new completion at East Cameron Block 60 and recompletion operations at South Timbalier Block 295.

     Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those entities with greater reserves and longer-lived properties.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 36 percent during 1999, up slightly from 1998. The increase in the DD&A rate was a result of lower natural gas and crude oil prices during the first quarter of 1999 and unfavorable reserve revisions recognized in late 1998. Overall, 1999 DD&A expense of $3 million increased by $.3 million when compared to 1998.

     LOE of $.7 million declined by $.3 million during 1999 when compared to 1998 due to lower workover activity in 1999.

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


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt at December 31, 1999.

     During 1999, the Partnership's oil and gas property additions totaled $1.4 million. The 1999 additions included a sidetrack well at East Cameron Block 60 and a developmental well at South Timbalier Block 295. A developmental well spud in late 1998 at North Padre Island Block 976 was completed and began production in 1999. An exploratory well at North Padre Island that was being evaluated at December 31, 1998, was plugged and abandoned in 1999. Also in 1999, the Partnership participated in recompletion projects at South Timbalier Block 295. Additions to oil and gas properties totaled $2.3 million and $4 million in 1998 and 1997, respectively.

     The Partnership anticipates capital expenditures will total approximately $1.8 million in 2000, based on preliminary information provided by the operators of the properties in which the Partnership owns interests. The anticipated capital expenditures relate primarily to drilling and recompletion activity at South Timbalier Block 295. Additional capital expenditures may be proposed by the operators in the future.

     During 1999, the Partnership paid distributions to Investing Partners totaling approximately $4 million or $3,500 per Unit, which was 133 percent higher than the per Unit distribution in 1998. Apache, as the Managing Partner, will review the possibility of distributions in 2000 given current revenues and available cash balances. Future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices and actual and anticipated capital expenditures.

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 1999, the first right of presentment offer of $8,410 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 1998 valuation date. The second right of presentment offer of $6,769 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 1999. As a result, the Partnership acquired 8.49 Units for a total of approximately $69,000 in cash. In 1998 and 1997, Investing Partners were paid approximately $487,000 and $180,000, respectively, for a total of 56.89 Units.

     There will be two rights of presentment in 2000, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $8.3 million for 1999. After dropping 40 percent from 1997 to 1998, net cash provided by operating activities increased $1.4 million, or 20 percent, in 1999 due to improved oil and gas prices and lower LOE. Future operating cash flows will be influenced by oil and gas prices and production which cannot be predicted.

     The Partnership's future financial condition and results of operations will largely depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand and the price and availability of alternative fuels. With natural gas accounting for 80 percent of the Partnership's 1999 production and 69 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

IMPACT OF THE YEAR 2000 ISSUE

     The inability of some computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000 (the Year 2000 issue) posed a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. To address this issue, Apache formed a Year 2000 Task Force with representation from major business units to inventory and assess the risk of hardware, software, telecommunications systems, office equipment, embedded chip controls and systems, process control systems, facility control systems and dependencies on external trading partners. The project was completed prior to December 31, 1999, and to date, Apache has not experienced any Year 2000 related computer failures or problems.

     The costs to achieve Year 2000 compliance were borne by Apache and did not have any impact on the financial results of the Partnership.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
Report of Independent Public Accountants..........................................................              11

Balance Sheet as of December 31, 1999 and 1998....................................................              12

Statement of Income for each of the three years in the period ended December 31, 1999.............              13

Statement of Cash Flows for each of the three years in the period ended December 31, 1999 ........              14

Statement of Changes in Partners' Capital for each of the three years in the period ended
    December 31, 1999.............................................................................              15

Notes to Financial Statements.....................................................................              16

Supplemental Oil and Gas Disclosures..............................................................              22


Schedules -

     All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Apache Offshore Investment Partnership:

     We have audited the accompanying balance sheet of Apache Offshore Investment Partnership (a Delaware partnership) as of December 31, 1999 and 1998, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                    /s/ ARTHUR ANDERSEN LLP

                                        ARTHUR ANDERSEN LLP


Houston, Texas
March 1, 2000

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET


                                                                                            DECEMBER 31,
                                                                                 ---------------------------------
                                                                                      1999               1998
                                                                                 --------------     --------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                    $    2,748,812     $    1,324,949
    Accrued revenues receivable                                                         635,826          1,297,999
                                                                                 --------------     --------------
                                                                                      3,384,638          2,622,948
                                                                                 --------------     --------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                               169,496,346        168,331,700
    Less - Accumulated depreciation, depletion and amortization                    (164,158,568)      (161,114,094)
                                                                                 --------------     --------------
                                                                                      5,337,778          7,217,606
                                                                                 --------------     --------------
                                                                                 $    8,722,416     $    9,840,554
                                                                                 ==============     ==============
                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accrued exploration and development                                          $      596,851     $      591,920
    Accrued operating expenses payable                                                  172,071             98,367
    Payable to Apache Corporation                                                       198,631             69,973
                                                                                 --------------     --------------
                                                                                        967,553            760,260
                                                                                 --------------     --------------
PARTNERS' CAPITAL:
    Managing Partner                                                                    238,079            597,060
    Investing Partners (1,132.5 and 1,141.0 Units
       outstanding, respectively)                                                     7,516,784          8,483,234
                                                                                 --------------     --------------
                                                                                      7,754,863          9,080,294
                                                                                 --------------     --------------
                                                                                 $    8,722,416     $    9,840,554
                                                                                 ==============     ==============


               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF INCOME

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1999              1998               1997
                                                               ---------------   ---------------    --------------
REVENUES:
    Oil and gas sales                                          $     8,521,418   $     7,827,380    $   12,066,643
    Interest income                                                     92,084            55,691            69,755
    Other income                                                             -                 -            89,249
                                                               ---------------   ---------------    --------------
                                                                     8,613,502         7,883,071        12,225,647
                                                               ---------------   ---------------    --------------
OPERATING EXPENSES:
    Depreciation, depletion and amortization                         3,044,474         2,721,180         2,983,020
    Lease operating                                                    673,216         1,000,708           445,651
    Administrative                                                     544,760           540,000           540,000
    Interest expense                                                         -                 -            12,818
                                                               ---------------   ---------------    --------------
                                                                     4,262,450         4,261,888         3,981,489
                                                               ---------------   ---------------    --------------
NET INCOME                                                     $     4,351,052   $     3,621,183    $    8,244,158
                                                               ===============   ===============    ==============
Net income allocated to:
    Managing Partner                                           $     1,268,895   $     1,061,052    $    1,967,386
    Investing Partners                                               3,082,157         2,560,131         6,276,772
                                                               ---------------   ---------------    --------------
                                                               $     4,351,052   $     3,621,183    $    8,244,158
                                                               ===============   ===============    ==============
NET INCOME PER INVESTING PARTNER UNIT                          $         2,707   $         2,193    $        5,260
                                                               ===============   ===============    ==============
WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                                                  1,138.4           1,167.4           1,193.3
                                                               ===============   ===============    ==============

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1999              1998               1997
                                                               --------------    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $    4,351,052    $    3,621,183     $    8,244,158
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization                       3,044,474         2,721,180          2,983,020
     Changes in operating assets and liabilities:
       Decrease in accrued revenues receivable                        662,173           239,452          1,508,734
       Increase (decrease) in accrued operating
         expenses payable                                              73,704           (13,896)          (286,635)
       Increase (decrease) in payable to/receivable from
         Apache Corporation                                           128,658           288,702         (1,061,813)
                                                               --------------    --------------     --------------
     Net cash provided by operating activities                      8,260,061         6,856,621         11,387,464
                                                               --------------    --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                             (1,376,072)       (2,331,287)        (4,007,934)
   Proceeds from sales of oil and gas properties                      211,426           396,674            488,750
   Non-cash portion of oil and gas property additions                   4,931        (1,172,997)         1,250,969
   (Increase) decrease in drilling advances                                 -            72,020            (72,020)
                                                               --------------    --------------     --------------
     Net cash used in investing activities                         (1,159,715)       (3,035,590)        (2,340,235)
                                                               --------------    --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                    (69,386)         (487,313)          (179,523)
   Distributions to Investing Partners                             (3,979,221)       (1,731,539)        (5,362,339)
   Distributions to Managing Partner, net                          (1,627,876)         (969,027)        (2,553,540)
   Payments of long-term debt                                               -                 -         (1,997,500)
                                                               --------------    --------------     --------------
     Net cash used in financing activities                         (5,676,483)       (3,187,879)       (10,092,902)
                                                               --------------    --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      1,423,863           633,152         (1,045,673)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                          1,324,949           691,797          1,737,470
                                                               --------------    --------------     --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $    2,748,812    $    1,324,949     $      691,797
                                                               ==============    ==============     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid during the year for interest                      $            -    $            -     $       11,073
                                                               ==============    ==============     ==============

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                 MANAGING          INVESTING
                                                                  PARTNER          PARTNERS            TOTAL
                                                              --------------    --------------    --------------
BALANCE, DECEMBER 31, 1996                                    $    1,091,189    $    7,407,045    $    8,498,234
  Distributions, net                                              (2,553,540)       (5,362,339)       (7,915,879)
  Repurchase of Partnership Units                                          -          (179,523)         (179,523)
  Net income                                                       1,967,386         6,276,772         8,244,158
                                                              --------------    --------------    --------------
BALANCE, DECEMBER 31, 1997                                           505,035         8,141,955         8,646,990
  Distributions, net                                                (969,027)       (1,731,539)       (2,700,566)
  Repurchase of Partnership Units                                          -          (487,313)         (487,313)
  Net income                                                       1,061,052         2,560,131         3,621,183
                                                              --------------    --------------    --------------
BALANCE, DECEMBER 31, 1998                                           597,060         8,483,234         9,080,294
  Distributions, net                                              (1,627,876)       (3,979,221)       (5,607,097)
  Repurchase of Partnership Units                                          -           (69,386)          (69,386)
  Net income                                                       1,268,895         3,082,157         4,351,052
                                                              --------------    --------------    --------------
BALANCE, DECEMBER 31, 1999                                    $      238,079    $    7,516,784    $    7,754,863
                                                              ==============    ==============    ==============


             The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION

     NATURE OF OPERATIONS -

          Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and holds approximately five percent of the 1,132.5 Investing Partner Units (Units) outstanding at December 31, 1999. The term "Partnership", as used hereafter, refers to the limited or the general partnership, as the case may be.

          The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts (12 remain as of December 31, 1999) in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased net revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks.

          Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date 42 of those prospects have been surrendered/sold). The Partnership's working interests in the seven remaining venture prospects range from 6.29 percent to 9.44 percent.

          The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 80 percent of the Partnership's 1999 production and 69 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     RIGHT OF PRESENTMENT -

          An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. During 1999, the Investing Partners sold a total of 8.49 Units to the Partnership for a total of approximately $69,000 in cash. The first right of presentment was based upon a valuation date of December 31, 1998 for a purchase price of $8,410 per Unit, plus interest to the date of payment. The second presentment offer was based on a valuation date of June 30, 1999 for a purchase price of $6,769 per Unit, plus interest to the payment date. During 1998 and 1997, the Partnership paid the Investing Partners approximately $487,000 and $180,000, respectively, to acquire a total of 56.89 Units.

          The Partnership is not in a position to predict how many Units will be presented for repurchase during 2000, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

                 RIGHT OF PRESENTMENT                   TOTAL REPURCHASE                REPURCHASE PRICE
                  VALUATION DATE                             PRICE                          PER UNIT
                 --------------------                   -----------------               ----------------
                 December 31, 1996                       $     17,514,216                 $       13,621
                 June 30, 1997                                 17,188,997                         10,946
                 December 31, 1997                             13,216,700                         11,161
                 June 30, 1998                                 13,072,171                          9,824
                 December 31, 1998                             10,451,244                          8,410
                 June 30, 1999                                 10,812,281                          6,769


     CAPITAL CONTRIBUTIONS -

          A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 1999. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,132.5 Units at December 31, 1999.

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

          Financial statements included in reports that the Partnership files with the Securities and Exchange Commission (SEC) are required to be prepared in conformity with generally accepted accounting principles. Accordingly, the accompanying financial statements were prepared to reflect memorandum entries to convert from tax basis to the accrual basis method in conformity with accounting principles generally accepted in the United States.

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

     NET INCOME PER INVESTING UNIT -

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

                                                                              TOTAL REIMBURSED BY THE INVESTING
                                                                            PARTNERS FOR THE YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              1999            1998           1997
                                                                           ----------      ----------     ----------
        a. Apache is reimbursed for general, administrative and
           overhead expenses incurred in connection with the
           management and operation of the Partnership's business          $      436      $      432     $      432
                                                                           ==========      ==========     ==========
        b. Apache is reimbursed for exploration and development
           overhead costs incurred in the Partnership's operations.
           These costs are based on exploration and development
           activities and are capitalized to oil and gas properties        $       73      $      140     $      222
                                                                           ==========      ==========     ==========

          Apache operates certain Partnership properties. Billings to the Partnership are made on the same basis as to unaffiliated third parties or at prevailing industry rates.

                   APACHE OFFSHORE INVESTMENT PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4) OIL AND GAS PROPERTIES

          The following tables contain direct cost information and changes in the Partnership's oil and gas properties for each of the years ended December 31. All costs of oil and gas properties are currently being amortized.

                                                                          1999             1998              1997
                                                                      ------------     -------------     ------------
                                                                                      (In thousands)
        Oil and Gas Properties
        ----------------------
        Balance, beginning of year                                    $    168,332     $    166,397      $    162,878
        Costs incurred during the year:
          Leasehold additions -
             Investing Partners                                                  -               17                 5
             Managing Partner                                                    -                2                 1
          Development -
             Investing Partners                                              1,367            2,257             3,906
             Managing Partner                                                    9               56                96
          Property sales proceeds (1) -
             Investing Partners                                               (191)            (357)             (440)
             Managing Partner                                                  (21)             (40)              (49)
                                                                      ------------     ------------      ------------
        Balance, end of year                                          $    169,496     $    168,332      $    166,397
                                                                      ============     ============      ============

(1) The 1999 property sale proceeds reflect the sale of the Partnership's interest in Matagorda Island Block 705 (Roberto Prospect) and the southwest quadrant of North Padre Island Block 976 (Rosita Prospect). The 1998 property sales proceeds are a result of the sale of West Cameron Block 368 (Krypton Prospect). The 1997 property sales proceeds reflect the sale of High Island Block A-6 (Glenda Prospect) and the sale of the Partnership's interest in a farmout on Matagorda Island Block 670/682 (Roberto Prospect).

                                                                        MANAGING        INVESTING
                                                                        PARTNER          PARTNERS           TOTAL
                                                                      -------------    -------------     -------------
                                                                                      (In thousands)
        Accumulated Depreciation, Depletion and Amortization
        ----------------------------------------------------
        Balance, December 31, 1996                                    $     19,640     $    135,770      $    155,410
          Provision                                                            265            2,718             2,983
                                                                      -------------    -------------     -------------
        Balance, December 31, 1997                                          19,905          138,488           158,393
          Provision                                                            196            2,525             2,721
                                                                      -------------    -------------     -------------
        Balance, December 31, 1998                                          20,101          141,013           161,114
          Provision                                                            197            2,847             3,044
                                                                      -------------    -------------     -------------
        Balance, December 31, 1999                                    $     20,298     $    143,860      $    164,158
                                                                      =============    =============     =============

          The Partnership's aggregate DD&A expense as a percent of oil and gas sales for 1999, 1998 and 1997 was 36 percent, 35 percent and 25 percent, respectively.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(5) MAJOR CUSTOMER INFORMATION

          Revenues received from major third party customers that exceeded 10 percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.

          Beginning in April 1996, Producers Energy Marketing LLC (ProEnergy), an affiliate of Apache until June 1998, became the principal purchaser of the Partnership's natural gas production. Sales to ProEnergy accounted for 74 percent, 82 percent, and 75 percent of the Partnership's oil and gas sales in 1999, 1998 and 1997, respectively. In June 1998, Apache formed a strategic alliance with Cinergy Corp. (Cinergy) to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in ProEnergy to Cinergy. ProEnergy, renamed Cinergy Marketing & Trading, LLC in June 1999, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. The prices the Partnership received for its gas production prior to the sale of ProEnergy were, in the opinion of Apache, comparable to the prices that would have been received from a non-affiliated party. The prices the Partnership received after the sale of ProEnergy and will continue to receive for its gas production, in the opinion of Apache, approximate market prices.

          Sales of oil and condensate to Plains Petroleum Operating Co. accounted for 26 percent, 17 percent and 20 percent of the Partnership's oil and gas sales in 1999, 1998 and 1997, respectively.

          Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $.1 million in each of 1999 and 1998, and $.2 million in 1997 for the Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

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


(7) FINANCIAL INSTRUMENTS

          The carrying amount of cash and cash equivalents, accrued revenues receivables and other financial instruments included in the accompanying balance sheet approximated their fair values at December 31, 1999 and 1998. The Partnership did not engage in hedging activities during the three-year period ended December 31, 1999.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      SUPPLEMENTAL OIL AND GAS DISCLOSURES
                                   (UNAUDITED)


     OIL AND GAS RESERVE INFORMATION -

          Proved oil and gas reserve quantities are based on estimates prepared by Ryder Scott Company, L.P., Petroleum Consultants, independent petroleum engineers, in accordance with guidelines established by the SEC. These reserves are subject to revision due to the inherent imprecision in estimating reserves, and are revised as additional information becomes available. All the Partnership's reserves are located offshore Texas and Louisiana.

          There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

     (Oil in Mbbls and gas in MMcf)

                                                        1999                   1998                   1997
                                                   ----------------        ---------------       ----------------
                                                    OIL       GAS           OIL       GAS         OIL       GAS
                                                   ------    ------        -----    ------       -----     ------
      Proved Reserves
      ---------------
        Beginning of year                             832    10,269          922    12,511       1,065     16,396
          Extensions, discoveries and other
          additions                                     4       163            3     2,080          92        289
          Revisions of previous estimates             (27)    1,684           17      (997)        281       (150)
          Production                                 (122)   (2,938)        (106)   (3,127)       (125)    (3,878)
          Sales of reserves in-place                    -      (186)          (4)     (198)       (391)      (146)
                                                   ------    ------        -----     -----       -----     ------
        End of year                                   687     8,992          832    10,269         922     12,511
                                                   ======    ======        =====     =====       =====     ======
      Proved Developed
      ----------------
        Beginning of year                             792     8,585          883    10,824         917     14,223
                                                   ======    ======        =====     =====        ====     ======
        End of year                                   613     8,679          792     8,585         883     10,824
                                                   ======    ======        =====     =====        ====     ======

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
               SUPPLEMENTAL OIL AND GAS DISCLOSURES - (CONTINUED)
                                   (UNAUDITED)


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

     Discounted Future Net Cash Flows Relating to Proved Reserves

                                                                                       DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          1999             1998              1997
                                                                      ------------    -------------      ------------
                                                                                      (In thousands)
        Future cash inflows                                           $     37,964     $     27,473      $     46,733
        Future production and development costs                             (7,219)          (8,744)          (10,739)
                                                                      ------------     ------------      ------------
        Net cash flows                                                      30,745           18,729            35,994
        10 percent annual discount rate                                     (9,483)          (5,001)           (9,137)
                                                                      ------------     ------------      ------------
        Discounted future net cash flows                              $     21,262     $     13,728      $     26,857
                                                                      ============     ============      ============

          The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                          1999             1998              1997
                                                                      -----------      -----------       -----------
                                                                                      (In thousands)
        Sales, net of production costs                                $    (7,848)     $    (6,827)      $   (11,621)
        Net change in prices and production costs                          10,868           (9,548)          (31,310)
        Extensions, discoveries and other additions                           483            2,662             1,751
        Development costs incurred                                            885            1,278                 -
        Revisions of quantities                                             2,919           (1,029)            2,616
        Accretion of discount                                               1,373            2,686             6,208
        Changes in future development costs                                    24             (132)              617
        Sales of reserves in-place                                           (214)            (192)             (468)
        Changes in production rates and other                                (956)          (2,027)           (3,014)
                                                                      -----------      -----------       -----------
                                                                      $     7,534      $   (13,129)      $   (35,221)
                                                                      ===========      ===========       ===========

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

          All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the 2000 annual meeting of shareholders of Apache (the Apache Proxy) is incorporated herein by reference.


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


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Apache, as an Investing Partner and the General Partner, owns 53 Units, or 4.7 percent of the outstanding Units of the Partnership, as of December 31, 1999. Directors and officers of Apache own 9.7 Units, slightly less than one percent of the Partnership's Units, as of December 31, 1999. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership's outstanding Units.


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell a 14.4 mile-long natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $.1 million in each of 1999 and 1998 and $.2 million in 1997 for Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

          Apache markets the Partnership's natural gas production through ProEnergy. In June 1998, Apache formed a strategic alliance with Cinergy to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in ProEnergy to Cinergy. ProEnergy, renamed Cinergy Marketing & Trading, LLC in June 1999, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. The prices the Partnership received for its gas production prior to the sale of ProEnergy were, in the opinion of Apache, comparable to the prices that would have been received from a non-affiliated party. The prices the Partnership received after the sale of ProEnergy and will continue to receive for its gas production, in the opinion of Apache, approximate market prices.

                                     PART IV


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a.(1) Financial Statements - See accompanying index to financial statements in Item 8 above.

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

              *23.1 Consent of Ryder Scott Company, L.P., Petroleum
                    Consultants.

              *27.1 Financial Data Schedule.

               99.1 Consent statement of the Partnership, dated January 7, 1994
                    (incorporated by reference to Exhibit 99.1 to Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

               99.2 Proxy statement to be dated on or about March 31, 2000, relating to the 2000 annual meeting of shareholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

                    *Filed herewith.

          b.   Reports filed on Form 8-K.

               No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APACHE OFFSHORE INVESTMENT PARTNERSHIP

                                  By:  Apache Corporation, General Partner


Date:   March 23, 2000            By:  /s/ Raymond Plank
                                       -----------------
                                       Raymond Plank,
                                       Chairman and Chief Executive Officer


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



                  SIGNATURE                                            TITLE                              DATE
----------------------------------------------         --------------------------------------      -------------------
/s/ Raymond Plank                                      Chairman and Chief Executive                    March 23, 2000
----------------------------------------------         Officer (Principal Executive
Raymond Plank                                          Officer)


/s/ Roger B. Plank                                     Vice President and Chief Financial              March 23, 2000
----------------------------------------------         Officer (Principal Financial
Roger B. Plank                                         Officer)

/s/ Thomas L. Mitchell                                 Vice President and Controller                   March 23, 2000
----------------------------------------------         (Principal Accounting Officer)
Thomas L. Mitchell


                  SIGNATURE                                            TITLE                              DATE
----------------------------------------------         --------------------------------------      -------------------
/s/ Frederick M. Bohen                                 Director                                        March 23, 2000
----------------------------------------------
Frederick M. Bohen


/s/ G. Steven Farris                                   Director                                        March 23, 2000
----------------------------------------------
G. Steven Farris


/s/ Randolph M. Ferlic                                 Director                                        March 23, 2000
----------------------------------------------
Randolph M. Ferlic


/s/ Eugene C. Fiedorek                                 Director                                        March 23, 2000
----------------------------------------------
Eugene C. Fiedorek


/s/ A. D. Frazier, Jr.                                 Director                                        March 23, 2000
----------------------------------------------
A. D. Frazier, Jr.


                                                       Director
----------------------------------------------
Stanley K. Hathaway


/s/ John A. Kocur                                      Director                                        March 23, 2000
----------------------------------------------
John A. Kocur


/s/ George D. Lawrence Jr.                             Director                                        March 23, 2000
----------------------------------------------
George D. Lawrence Jr.


/s/ Mary Ralph Lowe                                    Director                                        March 23, 2000
----------------------------------------------
Mary Ralph Lowe


/s/ F. H. Merelli                                      Director                                        March 23, 2000
----------------------------------------------
F. H. Merelli


/s/ Rodman D. Patton                                   Director                                        March 23, 2000
----------------------------------------------
Rodman D. Patton


/s/ Joseph A. Rice                                     Director                                        March 23, 2000
----------------------------------------------
Joseph A. Rice


                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
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

 *23.1         Consent of Ryder Scott Company, L.P., Petroleum Consultants.

 *27.1         Financial Data Schedule.

  99.1         Consent statement of the Partnership, dated January 7, 1994
               (incorporated by reference to Exhibit 99.1 to Partnership's
               Annual Report on Form 10-K for the year ended December 31, 1993,
               Commission File No. 0-13546).

  99.2 Proxy statement to be dated on or about March 31, 2000, relating to the 2000 annual meeting of shareholders of Apache Corporation
               (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).


----------------
*Filed herewith.