Form 10-Q
period 2000-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2000-05-11
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2000

                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


         For the Transition Period from ______________ to _____________


                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                       41-1464066
    ------------------------------                       -------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)

    Suite 100, One Post Oak Central                           77056-4400
  2000 Post Oak Boulevard, Houston, TX                        ----------
  ------------------------------------                        (Zip Code)
(Address of Principal Executive Offices)


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


                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                -------------------------
                                                   2000           1999
                                                ----------     ----------
REVENUES:
   Oil and gas production revenues              $2,534,975     $1,663,778
   Interest income                                  36,682         16,350
                                                ----------     ----------
                                                 2,571,657      1,680,128
                                                ----------     ----------
EXPENSES:
   Depreciation, depletion and amortization        659,037        673,620
   Lease operating expense                         143,606        153,865
   Administrative                                  135,000        135,000
                                                ----------     ----------
                                                   937,643        962,485
                                                ----------     ----------
NET INCOME                                      $1,634,014     $  717,643
                                                ==========     ==========
NET INCOME ALLOCATED TO:
   Managing Partner                             $  420,180     $  231,761
   Investing Partners                            1,213,834        485,882
                                                ----------     ----------
                                                $1,634,014     $  717,643
                                                ==========     ==========
NET INCOME PER INVESTING PARTNER UNIT           $    1,072     $      426
                                                ==========     ==========

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                               1,132.5        1,141.0
                                                ==========     ==========

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                           ----------------------------
                                                                              2000             1999
                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 1,634,014      $   717,643
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                              659,037          673,620
         Changes in operating assets and liabilities:
             Decrease in accrued revenues receivable                             3,293          289,878
             (Decrease) increase in accrued operating expenses payable         (55,014)           2,407
             Increase (decrease) in receivable from/payable to
                 Apache Corporation                                            243,123         (195,069)
                                                                           -----------      -----------
         Net cash provided by operating activities                           2,484,453        1,488,479
                                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                        (724,462)        (504,293)
   Non-cash portion of oil and gas property additions                         (131,747)         125,490
                                                                           -----------      -----------
         Net cash used in investing activities                                (856,209)        (378,803)
                                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Investing Partners                                      (2,264,978)        (855,728)
   Distributions to Managing Partner, net                                     (404,243)        (331,326)
                                                                           -----------      -----------
         Net cash used in financing activities                              (2,669,221)      (1,187,054)
                                                                           -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,040,977)         (77,378)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 2,748,812        1,324,949
                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 1,707,835      $ 1,247,571
                                                                           ===========      ===========

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                      MARCH 31,       DECEMBER 31,
                                                                        2000              1999
                                                                   -------------      -------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $   1,707,835      $   2,748,812
   Accrued revenues receivable                                           632,533            635,826
                                                                   -------------      -------------
                                                                       2,340,368          3,384,638
                                                                   -------------      -------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                 170,220,808        169,496,346
   Less - Accumulated depreciation, depletion and amortization      (164,817,605)      (164,158,568)
                                                                   -------------      -------------
                                                                       5,403,203          5,337,778
                                                                   -------------      -------------
                                                                   $   7,743,571      $   8,722,416
                                                                   =============      =============
                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued exploration and development                             $     465,104      $     596,851
   Accrued operating expenses payable and other                          117,057            172,071
   Payable to Apache Corporation                                         441,754            198,631
                                                                   -------------      -------------
                                                                       1,023,915            967,553
                                                                   -------------      -------------
PARTNERS' CAPITAL:
   Managing Partner                                                      254,016            238,079
   Investing Partners (1,132.5 units outstanding)                      6,465,640          7,516,784
                                                                   -------------      -------------
                                                                       6,719,656          7,754,863
                                                                   -------------      -------------
                                                                   $   7,743,571      $   8,722,416
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


1.   RECEIVABLE FROM/PAYABLE TO APACHE CORPORATION

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


2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2000 is expected to be made to Investing Partners in May, based on a valuation date of December 31, 1999. The Partnership is not in a position to predict how many Units will be presented for repurchase under the May 2000 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase all Units presented. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $1.6 million in the first quarter of 2000, versus $.7 million in the prior year period. Net income per Investing Partner Unit increased 152 percent, from $426 per Unit to $1,072 per Unit. Higher oil and natural gas prices during 2000 contributed to the increases in net income and net income per Investing Partner Unit.

     Revenues increased 53 percent, from $1.7 million in the first quarter of 1999 to $2.6 million in the first quarter of 2000. Natural gas sales represented 67 percent of the Partnership's total revenues during the first quarter of 2000, compared to 80 percent during the first quarter of 1999.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):


                                    FOR THE THREE MONTHS
                                        ENDED MARCH 31,
                                   -----------------------       INCREASE
                                     2000          1999         (DECREASE)
                                   ---------     ---------      ---------

Gas volume - Mcf per day               7,471         9,241            (19%)
Average gas price - per Mcf        $    2.54     $    1.62             57%
Oil volume - barrels per day             322           317              2%
Average oil price - per barrel     $   27.63     $   11.17            147%



FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     Natural gas production revenues for the first quarter of 2000 totaled $1.7 million, 29 percent higher than the first quarter of 1999. Natural gas prices increased 57 percent for the first quarter of 2000 compared to the year-earlier period, which favorably impacted revenue by $.8 million. Natural gas volumes on a daily basis decreased 19 percent from a year ago due to natural declines at Matagorda Island Block 681 and the sale of the Partnership's interest in Matagorda Island Block 705 during 1999.

     The Partnership's crude oil production revenues for the first quarter of 2000 totaled $.8 million, a 154 percent increase from the first quarter of 1999. The $.5 million increase in oil sales was attributable to a 147 percent increase in the average realized oil price and a two percent increase in daily oil production.


OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 26 percent during the first quarter of 2000 compared to 40 percent during the same period in 1999. The decrease in the DD&A rate was primarily a result of upward reserve revisions recognized at the end of 1999.

     Lease operating expense (LOE) in the first quarter of 2000 decreased from the first quarter of 1999 due to reduced repair and maintenance costs from a year ago.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $2.5 million for the first three months of 2000. Net cash provided by operating activities in 2000 was up 67 percent from a year ago due to the increases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first three months of 2000, the Partnership's oil and gas property additions totaled $.7 million. These additions related primarily to participating in the A-31 development well being drilled at South Timbalier Block 295. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1.0 million for the remainder of 2000, primarily for drilling and recompletions at South Timbalier Block 295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made distributions to Investing Partners of $2,000 per Unit on March 1, 2000. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a right of presentment offer for 2000 is expected to be made to Investing Partners in May, based on a valuation date of December 31, 1999. The Partnership is not in a position to predict how many Units will be presented for repurchase under the May 2000 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.


FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Partnership, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the control of the Partnership or the Managing Partner and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

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


                                      APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                      By:   Apache Corporation, General Partner



Dated:    May 11, 2000                /s/ Roger B. Plank
                                      ------------------------------------------
                                      Roger B. Plank
                                      Vice President and Chief Financial Officer


Dated:    May 11, 2000                /s/ Thomas L. Mitchell
                                      ------------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------
27.1         -    Financial Data Schedule