Form 10-Q
period 2000-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2000-08-11
CIK 727538

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For the Transition Period from ___________________ to _____________________


                         Commission File Number 0-13546


                                   ----------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                    41-1464066
    ------------------------------                     -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)

     Suite 100, One Post Oak Central                        77056-4400
   2000 Post Oak Boulevard, Houston, TX                    -----------
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
                                       (UNAUDITED)


                                                   FOR THE QUARTER             FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                              ---------------------------   ---------------------------
                                                  2000          1999            2000          1999
                                              ------------   ------------   ------------   ------------
REVENUES:
   Oil and gas production revenues            $  3,007,741   $  2,058,107   $  5,542,716   $  3,721,885
   Interest income                                  29,785         19,456         66,467         35,806
                                              ------------   ------------   ------------   ------------
                                                 3,037,526      2,077,563      5,609,183      3,757,691
                                              ------------   ------------   ------------   ------------
EXPENSES:
   Depreciation, depletion and amortization        759,027        825,499      1,418,064      1,499,119
   Lease operating expense                         120,207        199,123        263,813        352,988
   Administrative                                  135,027        135,000        270,027        270,000
                                              ------------   ------------   ------------   ------------
                                                 1,014,261      1,159,622      1,951,904      2,122,107
                                              ------------   ------------   ------------   ------------
NET INCOME                                    $  2,023,265   $    917,941   $  3,657,279   $  1,635,584
                                              ============   ============   ============   ============
NET INCOME ALLOCATED TO:
   Managing Partner                           $    505,749   $    296,275   $    925,929   $    528,036
   Investing Partners                            1,517,516        621,666      2,731,350      1,107,548
                                              ------------   ------------   ------------   ------------
                                              $  2,023,265   $    917,941   $  3,657,279   $  1,635,584
                                              ============   ============   ============   ============
NET INCOME PER INVESTING PARTNER UNIT         $      1,340   $        545   $      2,412   $        971
                                              ============   ============   ============   ============
WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                               1,132.4        1,141.0        1,132.5        1,141.0
                                              ============   ============   ============   ============




                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------
                                                                        2000                1999
                                                                   --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   3,657,279      $   1,635,584
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                       1,418,064          1,499,119
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable          (137,244)           794,436
             (Decrease) increase in accrued operating expenses
                 payable                                                  (68,627)            22,467
             Increase (decrease) in receivable from/payable to
                 Apache Corporation                                       223,113           (220,744)
                                                                    -------------      -------------
         Net cash provided by operating activities                      5,092,585          3,730,862
                                                                    -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                 (1,922,753)          (580,421)
   Non-cash portion of oil and gas property additions                     195,134            (64,545)
   Proceeds from sales of oil and gas properties                               --            140,620
                                                                    -------------      -------------
         Net cash used in investing activities                         (1,727,619)          (504,346)
                                                                    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                        (28,047)                --
   Distributions to Investing Partners                                 (2,264,978)          (855,728)
   Distributions to Managing Partner, net                                (915,366)          (921,710)
                                                                    -------------      -------------
         Net cash used in financing activities                         (3,208,391)        (1,777,438)
                                                                    -------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 156,575          1,449,078

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            2,748,812          1,324,949
                                                                    -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   2,905,387      $   2,774,027
                                                                    =============      =============

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                      JUNE 30,         DECEMBER 31,
                                                                        2000               1999
                                                                   -------------      -------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $   2,905,387      $   2,748,812
   Accrued revenues receivable                                           773,070            635,826
                                                                   -------------      -------------
                                                                       3,678,457          3,384,638
                                                                   -------------      -------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                 171,419,099        169,496,346
   Less - Accumulated depreciation, depletion and amortization      (165,576,632)      (164,158,568)
                                                                   -------------      -------------

                                                                       5,842,467          5,337,778
                                                                   -------------      -------------

                                                                   $   9,520,924      $   8,722,416
                                                                   =============      =============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued exploration and development                             $     791,985      $     596,851
   Accrued operating expenses payable and other                          103,444            172,071
   Payable to Apache Corporation                                         421,744            198,631
                                                                   -------------      -------------
                                                                       1,317,173            967,553
                                                                   -------------      -------------
PARTNERS' CAPITAL:
   Managing Partner                                                      248,642            238,079
   Investing Partners (1,129.5 and 1,132.5 units outstanding,
      respectively)                                                    7,955,109          7,516,784
                                                                   -------------      -------------
                                                                       8,203,751          7,754,863
                                                                   -------------      -------------
                                                                   $   9,520,924      $   8,722,416
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


2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2000 of $8,874 per Unit, plus interest to the date of the payment, was made to Investing Partners based on a valuation date of December 31, 1999. As a result, the Partnership purchased 3.00 Units in June 2000 for a total of $28,047 in cash. Investing Partners will have a second right of presentment during the fourth quarter of 2000, based on a valuation date of June 30, 2000.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2000 and cannot, at this time, determine if the Partnership will have sufficient funds available to purchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $2.0 million in the second quarter of 2000, versus $.9 million in the prior year period. Net income per Investing Partner Unit increased 146 percent, from $545 per Unit to $1,340 per Unit. Higher natural gas and crude oil prices during 2000 contributed to the increase.

     For the first half of 2000, net income of $3.7 million, or $2,412 per Investing Partner Unit, increased 124 percent and 148 percent, respectively, from $1.6 million, or $971 per Investing Partner Unit, in the same period last year. The increases were attributable to higher natural gas and crude oil prices and a slight increase in crude oil production.

     Revenues increased 46 percent, from $2.1 million in the second quarter of 1999 to $3.0 million in the second quarter of 2000. For the first six months of 2000, revenues increased 49 percent to $5.6 million as higher natural gas and crude oil prices more than offset a decrease in gas production. Natural gas sales accounted for 67 percent of the Partnership's total revenues during the first half of 2000 compared to 77 percent during the first half of 1999.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):


                                   FOR THE QUARTER ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------    ----------------------------------------
                                                         INCREASE                              INCREASE
                                   2000        1999     (DECREASE)        2000       1999     (DECREASE)
                                 ---------   ---------   ---------     ---------   ---------   ---------

Gas volume - Mcf per day             6,423       8,198        (22)%        6,947       8,717      (20)%
Average gas price - per Mcf      $    3.50   $    2.08         68 %    $    2.98    $   1.83       63 %
Oil volume - barrels per day           363         344          6 %          342         330        4 %
Average oil price - per barrel   $   29.11   $   16.30         79 %    $   28.41    $  13.85      105 %



SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     Natural gas production revenues for the second quarter of 2000 totaled $2.0 million, 32 percent higher than the second quarter of 1999. Natural gas prices increased 68 percent for the second quarter of 2000 compared to the year-earlier period. Natural gas volumes for the quarter declined 22 percent from a year ago due to natural declines, downtime for drilling operations and the Partnership taking less than its entitled share of production at Ship Shoal 259 and North Padre Island 969 to make-up for gas imbalances with another working-interest owner.

     The Partnership's crude oil production revenues for the second quarter of 2000 totaled $1.0 million, an 89 percent increase from the second quarter of 1999. The $.5 million increase in oil sales was attributable to a 79 percent increase in average realized oil price and six percent increase in crude oil production. The increase in crude oil production was largely due to drilling and recompletion projects completed in the second half of 1999.

YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

     Gas sales for the first half of 2000 of $3.8 million increased $.9 million, or 30 percent, when compared to the same period in 1999. Average realized gas prices increased $1.15 per Mcf, or 63 percent, when compared with the first six months of 1999, positively impacting sales by $1.8 million. Gas production for the first half of 2000 decreased by 20 percent when compared to the same period in 1999, negatively impacting revenues by $.9 million. Production decreases in 2000 were primarily due to natural declines in production and the Partnership taking less than its entitled share of production at Ship Shoal 259 and North Padre Island 969 to make-up for gas imbalances with another working-interest owner.

     For the six months ended June 30, 2000, oil sales increased 114 percent to $1.8 million when compared to the same period last year. The Partnership's oil sales revenues were favorably impacted by a four percent increase in oil production and a 105 percent increase in realized prices. The increase in oil production was largely attributable to drilling and recompletion projects completed in the second half of 1999.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 25 percent during the second quarter of 2000 compared to 40 percent during the same period in 1999. For the first six months, the Partnership's DD&A rate declined from 40 percent in 1999 to 26 percent in the current year. The decreases in the DD&A rates were a result of higher natural gas and crude oil prices in 2000, and upward reserve revisions recognized at the end of 1999.

     Lease operating expense (LOE) was 40 percent lower in the second quarter 2000 compared to the second quarter 1999. For the first half of 2000, LOE of $.3 million was down 25 percent from a year ago, LOE decreased from 1999 to 2000 due to reduced repair and maintenance costs and the receipt of an audit exception refund from an outside operator in 2000.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $5.1 million for the first half of 2000. Net cash provided by operating activities in 2000 was up 36 percent from a year ago due to higher oil and gas prices and lower LOE costs in the first half of 2000. Future cash flows will be influenced similarly by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first six months of 2000, the Partnership's oil and gas property additions totaled $1.9 million. These additions primarily related to drilling and recompletion projects at South Timbalier Block 295 and a compressor upgrade at Matagorda Block 681/682. The South Timbalier Block 295 A-22 Sidetrack #3 was brought on-line in May and favorably impacted production late in the second quarter of this year. At Matagorda Blocks 681/682, a compressor on the platform was modified to increase the recoverable reserves from the field. The Partnership anticipates capital expenditures of approximately $.6 million for the remainder of 2000 for two sidetrack wells at South Timbalier Block 295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made a distribution to Investing Partners of $2,000 per Unit on March 1, 2000. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2000 of $8,874 per Unit, plus interest to the date of payment, was made to Investing Partners, based on a valuation date of December 31, 1999. As a result, the Partnership purchased 3.0 Units in June 2000 for a total of $28,047 in cash. Investing Partners will have a second right of presentment during the fourth quarter of 2000, based on a valuation date of June 30, 2000. The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2000 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

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


                                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        By: Apache Corporation, General Partner



Dated:    August 11, 2000               /s/ Roger B. Plank
                                        ----------------------------------------
                                        Roger B. Plank
                                        Executive Vice President and Chief
                                        Financial Officer


Dated:    August 11, 2000               /s/ Thomas L. Mitchell
                                        ----------------------------------------
                                        Thomas L. Mitchell
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
27.1      -- Financial Data Schedule