Form 10-Q
period 2000-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2000-11-13
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000

                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                                    41-1464066
       -------------------------------                    -------------------
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                    Identification Number)

        Suite 100, One Post Oak Central                       77056-4400
     2000 Post Oak Boulevard, Houston, TX                   ---------------
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


                            YES     X         NO    X
                                  ----            ----

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF INCOME
                                   (UNAUDITED)


                                                        FOR THE QUARTER            FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                 --------------------------      --------------------------
                                                    2000            1999            2000            1999
                                                 ----------      ----------      ----------      ----------
REVENUES:
   Oil and gas production revenues               $3,315,497      $2,067,810      $8,858,213      $5,789,695
   Interest income                                   42,477          38,702         108,944          74,508
                                                 ----------      ----------      ----------      ----------

                                                  3,357,974       2,106,512       8,967,157       5,864,203
                                                 ----------      ----------      ----------      ----------

EXPENSES:
   Depreciation, depletion and amortization         805,759         788,292       2,223,823       2,287,411
   Lease operating expense                          110,258         176,035         374,071         529,023
   Administrative                                   134,973         135,000         405,000         405,000
                                                 ----------      ----------      ----------      ----------

                                                  1,050,990       1,099,327       3,002,894       3,221,434
                                                 ----------      ----------      ----------      ----------

NET INCOME                                       $2,306,984      $1,007,185      $5,964,263      $2,642,769
                                                 ==========      ==========      ==========      ==========

NET INCOME ALLOCATED TO:
   Managing Partner                              $  571,244      $  338,507      $1,497,173      $  866,543
   Investing Partners                             1,735,740         668,678       4,467,090       1,776,226
                                                 ----------      ----------      ----------      ----------

                                                 $2,306,984      $1,007,185      $5,964,263      $2,642,769
                                                 ==========      ==========      ==========      ==========

NET INCOME PER INVESTING PARTNER UNIT            $    1,537      $      588      $    3,948      $    1,559
                                                 ==========      ==========      ==========      ==========

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                1,129.5         1,136.7         1,131.4         1,139.5
                                                 ==========      ==========      ==========      ==========



                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 5,964,263       $ 2,642,769
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                      2,223,823         2,287,411
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable         (129,164)          509,151
             Decrease in accrued operating expenses payable              (56,344)          (35,809)
             Increase in payable to Apache Corporation                   177,651            43,855
                                                                     -----------       -----------

         Net cash provided by operating activities                     8,180,229         5,447,377
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                (2,778,436)       (1,112,072)
   Non-cash portion of oil and gas property additions                   (202,851)          286,390
   Proceeds from sales of oil and gas properties                              --           140,620
                                                                     -----------       -----------

         Net cash used in investing activities                        (2,981,287)         (685,062)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                       (28,047)          (45,512)
   Distributions to Investing Partners                                (2,264,978)         (855,728)
   Distributions to Managing Partner, net                             (1,477,889)       (1,122,295)
                                                                     -----------       -----------

         Net cash used in financing activities                        (3,770,914)       (2,023,535)
                                                                     -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,428,028         2,738,780

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           2,748,812         1,324,949
                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 4,176,840       $ 4,063,729
                                                                     ===========       ===========


                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         2000               1999
                                                                    -------------       -------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   4,176,840       $   2,748,812
   Accrued revenues receivable                                            764,990             635,826
                                                                    -------------       -------------

                                                                        4,941,830           3,384,638
                                                                    -------------       -------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                  172,274,782         169,496,346
   Less - Accumulated depreciation, depletion and amortization       (166,382,391)       (164,158,568)
                                                                    -------------       -------------

                                                                        5,892,391           5,337,778
                                                                    -------------       -------------

                                                                    $  10,834,221       $   8,722,416
                                                                    =============       =============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Distribution payable                                             $   3,670,786       $          --
   Accrued exploration and development                                    394,000             596,851
   Accrued operating expenses payable and other                           115,727             172,071
   Payable to Apache Corporation                                          376,282             198,631
                                                                    -------------       -------------

                                                                        4,556,795             967,553
                                                                    -------------       -------------

PARTNERS' CAPITAL:
   Managing Partner                                                       257,363             238,079
   Investing Partners (1,129.5 and 1,132.5 units
      outstanding, respectively)                                        6,020,063           7,516,784
                                                                    -------------       -------------

                                                                        6,277,426           7,754,863
                                                                    -------------       -------------

                                                                    $  10,834,221       $   8,722,416
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

1.   RECEIVABLE FROM/PAYABLE TO APACHE

     Payable to Apache Corporation, the Partnership's managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred to Apache in the month after the Partnership's transactions are processed and the net results of operations are determined.

2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2000 of $8,874 per Unit, plus interest to the date of the payment, was made to Investing Partners based on a valuation date of December 31, 1999. As a result, the Partnership purchased 3.0 Units in June 2000 for a total of $28,047 in cash. A second right of presentment offer for 2000 of $6,431 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 10, 2000, based on a valuation date of June 30, 2000. The Unit holders have until the close of business on November 10, 2000 to present their Units for repurchase by the Partnership. The Partnership will determine by November 30, 2000, whether to accept (or reject) each Unit offered during this election period.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $2.3 million in the third quarter of 2000, versus $1 million in the prior year period. Net income per Investing Partner Unit increased 161 percent, from $588 per Unit to $1,537 per Unit. Higher product prices and oil production during 2000 contributed to the increase.

     For the first nine months of 2000, net income of $6 million, or $3,948 per Investing Partner Unit, increased 126 percent and 153 percent, respectively, from $2.6 million, or $1,559 per Investing Partner Unit, in the same period last year. The increases were attributable to higher product prices and oil production, combined with lower expenses.

     Revenues increased 59 percent, from $2.1 million in the third quarter of 1999 to $3.4 million in the third quarter of 2000. For the first nine months of 2000, revenues increased 53 percent to $9 million as higher product prices and oil production more than offset lower gas production. Natural gas accounted for 69 percent of the Partnership's total revenues during the first nine months of 2000, compared to 77 percent during the comparable period in 1999.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):



                                              FOR THE QUARTER ENDED                          FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                                    ------------------------------------------       ---------------------------------------------
                                                                     INCREASE                                           INCREASE
                                       2000            1999         (DECREASE)          2000             1999          (DECREASE)
                                    -----------     -----------    -----------       -----------      -----------     -----------

Gas volume - Mcf per day                  6,147           6,903        (11)%               6,678            8,106         (18)%
Average gas price - per Mcf         $      4.26     $      2.55         67%          $      3.38      $      2.04          66%
Oil volume - barrels per day                313             248         26%                  333              303          10%
Average oil price - per barrel      $     31.50     $     19.74         60%          $     29.39      $     15.48          90%


THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

     Natural gas production revenues for the third quarter of 2000 totaled $2.4 million, 49 percent higher than the third quarter of 1999. Natural gas prices increased 67 percent for the third quarter of 2000 compared to the year-earlier period, which favorably impacted revenue by $1.1 million. Natural gas volumes for the quarter declined 11 percent from a year ago primarily due to natural production declines at Matagorda 681, and the Partnership taking less than its entitled share of production at Ship Shoal 259 and North Padre Island 969 to make-up gas imbalances with another working-interest owner. These decreases were partially offset by production added from a sidetrack well completed at East Cameron Block 60 in late 1999 and drilling projects completed at South Timbalier Block 295 during 2000.

     The Partnership's crude oil production revenues for the third quarter of 2000 totaled $.9 million, a 101 percent increase from the third quarter of 1999. The $.5 million increase in oil sales was attributable to a 60 percent increase in average realized oil price, and a 26 percent increase in oil production. The increase in crude oil production was largely due to drilling projects completed at South Timbalier Block 295 during 2000.

YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

     Gas sales for the first nine months of 2000 of $6.2 million increased $1.7 million, or 37 percent, when compared to the same period in 1999. Average realized gas prices increased $1.34 per Mcf, or 66 percent, when compared with the first nine months of 1999, positively impacting sales by $3 million. Gas production for the first nine months of 2000 decreased by 18 percent when compared to the same period in 1999, negatively impacting revenues by $1.3 million. Production decreases in 2000 were primarily due to natural production declines at Matagorda 681, and the Partnership taking less than its entitled share of production at Ship Shoal 259 and North Padre Island 969 to make-up gas imbalances with another working-interest owner. These decreases were partially offset by production added from a sidetrack well completed at East Cameron Block 60 in late 1999 and drilling projects completed at South Timbalier Block 295 during 2000.

     For the nine months ended September 30, 2000, oil sales increased 109 percent to $2.7 million when compared to the same period last year. The Partnership's oil sales revenues were favorably impacted by a 90 percent increase in realized prices and a 10 percent increase in oil production. The increase in oil production was largely attributable to drilling projects completed at South Timbalier Block 295 during 2000.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 24 percent during the third quarter of 2000 compared to 38 percent during the same period in 1999. For the first nine months, the Partnership's DD&A rate decreased from 40 percent in 1999 to 25 percent in 2000. The decrease in the DD&A rates was a result of higher natural gas prices and crude oil prices in 2000, and upward reserve revisions recognized at the end of 1999.

     Lease operating expense (LOE) in the third quarter of 2000 declined from the third quarter of 1999 due to lower repair and maintenance costs. For the first nine months of 2000, LOE of $.4 million was down 29 percent from a year ago due to lower repair and maintenance costs and the receipt of an audit exception refund from an outside operator in 2000.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $8.2 million for the first nine months of 2000. Net cash provided by operating activities in 2000 was up 50 percent from a year ago due to higher oil and gas prices and lower LOE costs during the first nine months of 2000. Future cash flows will be influenced similarly by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first nine months of 2000, the Partnership's oil and gas property additions totaled $2.8 million. These additions primarily related to drilling and recompletion projects at South Timbalier Block 295 and a compressor upgrade at Matagorda Block 681/682. During the first nine months of 2000, the Partnership completed one development well and two sidetrack wells at South Timbalier Block 295, all as producing wells. At Matagorda Blocks 681/682, a compressor on the platform was modified to increase the recoverable reserves from the field. The Partnership anticipates capital expenditures of approximately $.3 million for the remainder of 2000 for one sidetrack well at South Timbalier Block 295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made distributions to Investing Partners of $2,000 per Unit on March 1, 2000, and $3,250 per Unit on October 4, 2000. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2000 of $8,874 per Unit, plus interest to the date of payment, was made to Investing Partners, based on a valuation date of December 31, 1999. As a result, the Partnership purchased 3.0 Units in June 2000 for a total of $28,047 in cash. A second right of presentment offer for 2000 of $6,431 per Unit, plus interest to the date of payment, was made to Investing Partners in early October 2000, based on a valuation date of June 30, 2000. The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

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


                                         APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                         By: Apache Corporation, General Partner



Dated:    November 10, 2000              /s/ Roger B. Plank
                                         ---------------------------------------
                                         Roger B. Plank
                                         Executive Vice President and Chief
                                         Financial Officer


Dated:    November 10, 2000              /s/ Thomas L. Mitchell
                                         ---------------------------------------
                                         Thomas L. Mitchell
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
28.1          -   Financial Data Schedule.