Form 10-K405
period 2000-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2001-03-23
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                                ---


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Apache Corporation's proxy statement relating to its 2001 annual meeting of shareholders have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION


ITEM                                                                                                             PAGE
----                                                                                                             ----
                                                        PART I
   1.         BUSINESS......................................................................................       1
   2.         PROPERTIES....................................................................................       4
   3.         LEGAL PROCEEDINGS.............................................................................       4
   4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................       4


                                                        PART II

   5.         MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED
                   SECURITY HOLDER MATTERS..................................................................       5
   6.         SELECTED FINANCIAL DATA.......................................................................       5
   7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................................................       6
  7A.         MARKET RISK...................................................................................       9
   8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................      10
   9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE......................................................      24


                                                       PART III

  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP...........................................      24
  11.         EXECUTIVE COMPENSATION........................................................................      24
  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT...........................................................................      24
  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................      24


                                                        PART IV

  14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................      25


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

     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2000, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term "Partnership" refers to either the Investment Partnership or the Limited Partnership, as the case may be.

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

2000 BUSINESS DEVELOPMENT

     During 2000, the Partnership participated in three sidetrack wells at South Timbalier Block 295 which were completed as producers, and a development well at Matagorda Island Block 681/682 which was a dry hole. The Partnership also completed as a producer a development well that was spud in December 1999 at South Timbalier Block 295. A compressor on a platform at Matagorda Island Block 681/682 was modified during 2000 to increase recoverable reserves from the field. The Partnership continued to participate in recompletion projects, primarily at South Timbalier Block 295, to maintain production and enhance recoverable reserves.

     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2000, 42 of those prospects have been surrendered or sold. During 2000, the Partnership relinquished its interest in 5,760 gross undeveloped acres at North Padre Island Block 975.

     The status of the Partnership's 49 original prospects is shown in the following table:

                                     AS OF DECEMBER 31,
                                    -------------------
                                      2000       1999
                                    --------   --------
Prospect Status

Producing - developed                      7          6
Producing - partially undeveloped         --          1
                                    --------   --------

Total discoveries                          7          7
Surrendered/sold                          42         42
                                    --------   --------

Total                                     49         49
                                    ========   ========

     As of December 31, 2000, 121 wells have been drilled on the seven remaining prospects. Of the 121 wells, 95 were productive and of those, 57 are currently producing. Fifteen of the Partnership's producing wells are dual completions. The Partnership had, at December 31, 2000, estimated proved oil and gas reserves of 13.4 Bcfe, of which 60 percent was natural gas.


FULL COST CEILING TEST

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Partnership reviews the carrying value of its oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties included in the costs being amortized, if any. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Partnership had no write-downs during 2000, 1999 or 1998 due to ceiling test limitations.


MARKETING

     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. During 2000, the Partnership's spot market gas was purchased primarily by Cinergy Marketing and Trading, LLC. The Partnership's oil and condensate production during 2000 was purchased largely by

Apache Crude Oil Marketing, Inc. (ACOM), a wholly-owned subsidiary of Apache, and by Williams Energy Marketing & Trading Company.

     In June 1998, Apache formed a strategic alliance with Cinergy Corp. (Cinergy) to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) to Cinergy. ProEnergy, renamed Cinergy Marketing & Trading, LLC, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. The prices the Partnership received for its gas production prior to the sale of ProEnergy were, in the opinion of Apache, comparable to the prices that would have been received from a non-affiliated party. The prices the Partnership received after the sale of ProEnergy and will continue to receive for its gas production, in the opinion of Apache, approximate market prices.

     During 2000, ACOM purchased oil and condensate from the Partnership which accounted for approximately 12 percent of the Partnership's total oil and gas sales. The prices the Partnership received for these sales were based on third-party pricing indexes and, in the opinion of Apache, were comparable to prices that would have been received from a non-affiliated party.

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

ITEM 2. PROPERTIES

     Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's producing wells and gross acreage as of December 31, 2000, is set forth below:


                                                                      PRODUCING
                                                                    OIL/GAS WELLS          AVERAGE         GROSS
                                                                 --------------------      WORKING       DEVELOPED
         LEASE BLOCK                  PROSPECT        STATE       GROSS        NET        INTEREST         ACRES
-------------------------------    ---------------   --------    --------    --------   -------------   ------------
Ship Shoal 258, 259                Genesis             LA            9          .6         .0628698         10,141
South Timbalier 276, 295, 296      Grover              LA           24         1.7         .0708333         15,000
North Padre Island 969, 976        Rosita              TX            8          .6         .0708333         10,080
Matagorda Island 681, 682          Roberto             TX            9          .6         .0628698         10,080
South Pass 83                      Manx                LA            4          .3         .0678914          5,000
East Cameron 60                    East Aragonite      LA            1          .1         .0944444          5,000
Ship Shoal 201, 202                Bromeliad           LA            2          --             ORRI         10,000
                                                                 --------    --------                   ------------

                                                                    57         3.9                          65,301
                                                                 ========    ========                   ============

     At December 31, 2000, the Partnership did not have an interest in any undeveloped acreage.

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs (excluding severance taxes) and average sales prices.

                                     PRODUCTION                                      AVERAGE SALES PRICES
                              --------------------------         AVERAGE          ---------------------------
            YEAR ENDED            OIL           GAS            PRODUCTION             OIL             GAS
           DECEMBER 31,         (MBBLS)        (MMCF)         COST PER MCFE        (PER BBL)       (PER MCF)
          --------------      ----------     -----------     ----------------     -----------     -----------
              2000                 119            2,320          $     .18        $   30.16       $     3.81
              1999                 122            2,938                .18            18.10             2.15
              1998                 106            3,127                .27            12.40             2.08

     See the Supplemental Oil and Gas Disclosures under Item 8 for estimated proved oil and gas reserves quantities.


ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership's interests are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2000, there were 1,128.5 of the Partnership's Units outstanding held by 926 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $6.5 million, or $5,750 per Unit, during 2000 and approximately $4 million, or $3,500 per Unit, during 1999.

     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased in cash.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2000, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8.

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                 (In thousands, except per Unit amounts)
Total assets                              $  8,715   $  8,722   $  9,841   $ 10,524   $ 12,252
                                          ========   ========   ========   ========   ========

Long-term debt                            $     --   $     --   $     --   $     --   $  1,998
                                          ========   ========   ========   ========   ========

Partners' capital                         $  7,728   $  7,755   $  9,080   $  8,647   $  8,498
                                          ========   ========   ========   ========   ========

Oil and gas sales                         $ 12,417   $  8,521   $  7,827   $ 12,067   $ 17,511
                                          ========   ========   ========   ========   ========

Net income                                $  8,497   $  4,351   $  3,621   $  8,244   $ 11,127
                                          ========   ========   ========   ========   ========

Net income allocated to:
    Managing Partner                      $  2,102   $  1,269   $  1,061   $  1,967   $  2,652
    Investing Partners                       6,395      3,082      2,560      6,277      8,475
                                          --------   --------   --------   --------   --------

                                          $  8,497   $  4,351   $  3,621   $  8,244   $ 11,127
                                          ========   ========   ========   ========   ========

Net income per Investing
    Partner Unit                          $  5,654   $  2,707   $  2,193   $  5,260   $  7,032
                                          ========   ========   ========   ========   ========

Cash distributions per
    Investing Partner Unit                $  5,750   $  3,500   $  1,500   $  4,500   $  4,500
                                          ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's net income and net income per Investing Partner Unit increased in 2000 due to higher oil and gas prices and reduced operating costs. The average gas price realized by the Partnership in 2000 increased 77 percent from the average price in 1999, while the Partnership's average crude oil price increased 67 percent from last year. Distributions per Investing Partner Unit in 2000 increased with improved product prices.


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $8.5 million for 2000 versus $4.4 million in 1999. Net income per Investing Partner Unit more than doubled, increasing from $2,707 in 1999 to $5,654 in 2000. Significantly higher oil and gas prices in 2000 more than offset lower oil and gas production during the year.

     Revenues increased 46 percent, from $8.6 million in 1999, to $12.5 million in 2000. Natural gas sales accounted for 71 percent of the Partnership's total revenue in 2000, compared to 73 percent during 1999. The Partnership is not in a position to predict future oil and gas prices.

     The Partnership's oil and gas production volume and price information is summarized in the following table:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                      -----------------------------------       INCREASE
                                                           2000               1999             (DECREASE)
                                                      ----------------   ----------------    ----------------
          Gas volumes - Mcf per day                        6,337              8,049                (21)%
          Average gas price - per Mcf                    $  3.81            $  2.15                 77%
          Oil volume - barrels per day                       324                335                 (3)%
          Average oil price - per barrel                 $ 30.16            $ 18.10                 67%

     Declines in oil and gas production can be expected in future years due to normal depletion. It is not anticipated that the Partnership will acquire any additional exploratory leases or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests.

2000 COMPARED TO 1999

OIL AND GAS SALES

     Natural gas sales for 2000 totaled $8.8 million, up 40 percent over 1999, as higher gas prices more than offset the impact of lower gas production. The Partnership's average realized gas price increased $1.66 per Mcf from 1999, positively impacting sales by $4.9 million. Gas production in 2000 decreased by 21 percent when compared to 1999, negatively impacting sales by $2.4 million. Production decreases in 2000 were primarily due to natural production declines at Matagorda 681, and the Partnership taking less than its entitled share of production at Ship Shoal 259 and North Padre Island 969 to make-up gas imbalances with another working-interest owner. These decreases were partially offset by production added from a sidetrack well completed at East Cameron 60 in late 1999 and drilling projects at South Timbalier 295 during 2000.

     The Partnership's crude oil sales for 2000 totaled $3.6 million, a 62 percent increase from 1999. The average realized price for 2000 increased $12.06 per barrel, or 67 percent, when compared to 1999. Oil production in 2000 slipped three percent from a year ago due to natural depletion.

     Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. At December 31, 2000, South Timbalier Block 295 accounted for approximately 63 percent of the Partnership's projected remaining equivalent proved reserves and 45 percent of discounted future net cash flows relating to proved reserves.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 24 percent during 2000, down from 1999. The decrease in the DD&A rate was a result of reserve additions and favorable reserve revisions recognized in 2000. Overall, 2000 DD&A expense of $3 million decreased approximately $.1 million when compared to 1999.

     Lease operating expense (LOE) of $.5 million declined by approximately $.1 million during 2000 when compared to 1999 due to lower repair and maintenance costs and the receipt of an audit exception refund from an outside operator in 2000.

1999 COMPARED TO 1998

OIL AND GAS SALES

     Natural gas sales for 1999 totaled $6.3 million, down slightly from 1998, as lower gas production more than offset the impact of higher realized gas prices. The decrease in production volumes resulted primarily from normal declines at Matagorda Island Block 681 and the sale of the partnership interest in Matagorda Island 705 during 1999.

     The Partnership's crude oil sales for 1999 totaled $2.2 million, a 68 percent increase from 1998. The average realized price for 1999 increased 46 percent when compared to 1998. In addition to the increase in crude oil prices, the Partnership recognized a 15 percent increase in production versus 1998. The increase in oil production resulted primarily from a new completion at East Cameron Block 60 and recompletion operations at South Timbalier Block 295.

OPERATING EXPENSES

     The Partnership's DD&A rate, expressed as a percentage of oil and gas sales, was approximately 36 percent during 1999, up slightly for 1998. The increase in the DD&A rate was a result of decreased natural gas and crude oil prices and unfavorable reserve revisions recognized in late 1998. Overall, 1999 DD&A expense of $3 million increased by $.3 million when compared to 1998.

     LOE of $.7 million decreased by $.3 million during 1999 when compared to 1998. The decrease in LOE was the result of lower workover activity in 1999.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt at December 31, 2000.

     During 2000, the Partnership's oil and gas property additions totaled $3.9 million. These additions primarily related to drilling and recompletion projects at South Timbalier Block 295 and a compressor upgrade at Matagorda Block 681/682. During 2000, the Partnership completed one development well and three sidetrack wells at South Timbalier Block 295 as producing wells. The Partnership also participated in one dry hole at Matagorda Island Block 682/681 during 2000. At Matagorda Island Block 681/682, a compressor on the platform was modified to increase the recoverable reserves from the field. Additions to oil and gas properties totaled $1.4 million and $2.3 million in 1999 and 1998, respectively.

     The Partnership anticipates capital expenditures will total approximately $2.4 million in 2001, based on preliminary information provided by the operators of the properties in which the Partnership owns interests. The anticipated capital expenditures relate primarily to drilling and recompletion activity at South Timbalier Block 295. Additional capital expenditures may be proposed by the operators in the future. Estimates of future capital expenditures may also change based on realized oil and gas prices, drilling results and the cost charged by service providers.

     During 2000, the Partnership paid distributions to Investing Partners totaling approximately $6.5 million or $5,750 per Unit, which was 64 percent higher than the per Unit distribution in 1999. Apache, as the Managing Partner, will review the possibility of distributions in 2001 given current revenues and available cash balances. Future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, anticipated capital expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2000, the first right of presentment offer of $8,874 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 1999 valuation date. The second right of presentment offer of $6,431 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 2000. As a result, the Partnership acquired 4.00 Units for a total of $34,831 in cash. In 1999 and 1998, Investing Partners were paid $69,386 and $487,313, respectively, for a total of 51.71 Units.

     There will be two rights of presentment in 2001, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $11.2 million for 2000. Net cash provided by operating activities increased $2.9 million, or 35 percent, in 2000 due to improved oil and gas prices and lower LOE. Future operating cash flows will be influenced by oil and gas prices and production which cannot be predicted.

     The Partnership's future financial condition and results of operations will largely depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand and the price and availability of alternative fuels. With natural gas accounting for 77 percent of the Partnership's 2000 production and 60 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

     It is expected that the net cash provided by operating activities will be sufficient to meet the Partnership's liquidity needs for routine operations over the next two years. However, in the event that future short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed.

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

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Partnership's financial position, results of operations and cash flows.

ITEM 7A. MARKET RISK

COMMODITY RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. During 2000, monthly oil price realizations ranged from a low of $23.93 per barrel to a high of $34.27 per barrel. Gas price realizations ranged from a monthly low of $2.24 per Mcf to a monthly high of $6.28 per Mcf during the same period. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
Report of Independent Public Accountants..........................................................              11

Statement of Income for each of the three years in the period ended December 31, 2000.............              12

Statement of Cash Flows for each of the three years in the period ended December 31, 2000 ........              13

Balance Sheet as of December 31, 2000 and 1999....................................................              14

Statement of Changes in Partners' Capital for each of the three years in the period ended
    December 31, 2000.............................................................................              15

Notes to Financial Statements.....................................................................              16

Supplemental Oil and Gas Disclosures..............................................................              22


Schedules -

     All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Apache Offshore Investment Partnership:

     We have audited the accompanying balance sheet of Apache Offshore Investment Partnership (a Delaware partnership) as of December 31, 2000 and 1999, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                 ARTHUR ANDERSEN LLP


Houston, Texas
March 1, 2001

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF INCOME


                                                     FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   2000           1999           1998
                                               ------------   ------------   ------------
REVENUES:
    Oil and gas sales                          $ 12,416,857   $  8,521,418   $  7,827,380
    Interest income                                 123,820         92,084         55,691
                                               ------------   ------------   ------------

                                                 12,540,677      8,613,502      7,883,071
                                               ------------   ------------   ------------

OPERATING EXPENSES:
    Depreciation, depletion and amortization      2,971,525      3,044,474      2,721,180
    Lease operating                                 532,433        673,216      1,000,708
    Administrative                                  540,000        544,760        540,000
                                               ------------   ------------   ------------

                                                  4,043,958      4,262,450      4,261,888
                                               ------------   ------------   ------------

NET INCOME                                     $  8,496,719   $  4,351,052   $  3,621,183
                                               ============   ============   ============

NET INCOME ALLOCATED TO:
    Managing Partner                           $  2,102,310   $  1,268,895   $  1,061,052
    Investing Partners                            6,394,409      3,082,157      2,560,131
                                               ------------   ------------   ------------

                                               $  8,496,719   $  4,351,052   $  3,621,183
                                               ============   ============   ============

NET INCOME PER INVESTING PARTNER UNIT          $      5,654   $      2,707   $      2,193
                                               ============   ============   ============

WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                               1,130.9        1,138.4        1,167.4
                                               ============   ============   ============



               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  8,496,719    $  4,351,052    $  3,621,183
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization                  2,971,525       3,044,474       2,721,180
     Changes in operating assets and liabilities:
       (Increase) decrease in accrued revenues receivable       (388,472)        662,173         239,452
       Increase (decrease) in accrued operating
         expenses                                                (87,287)         73,704         (13,896)
       Increase (decrease) in payable to/receivable from
         Apache Corporation                                      192,624         128,658         288,702
                                                            ------------    ------------    ------------

     Net cash provided by operating activities                11,185,109       8,260,061       6,856,621
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                        (3,882,050)     (1,376,072)     (2,331,287)
   Proceeds from sales of oil and gas properties                      --         211,426         396,674
   Non-cash portion of oil and gas property additions            (85,851)          4,931      (1,172,997)
   Decrease in drilling advances                                      --              --          72,020
                                                            ------------    ------------    ------------

     Net cash used in investing activities                    (3,967,901)     (1,159,715)     (3,035,590)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                               (34,831)        (69,386)       (487,313)
   Distributions to Investing Partners                        (6,500,003)     (3,979,221)     (1,731,539)
   Distributions to Managing Partner, net                     (1,988,308)     (1,627,876)       (969,027)
                                                            ------------    ------------    ------------

     Net cash used in financing activities                    (8,523,142)     (5,676,483)     (3,187,879)
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                (1,305,934)      1,423,863         633,152

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                     2,748,812       1,324,949         691,797
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $  1,442,878    $  2,748,812    $  1,324,949
                                                            ============    ============    ============



               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET


                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                       2000              1999
                                                                  --------------    --------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $    1,442,878    $    2,748,812
    Accrued revenues receivable                                        1,024,298           635,826
                                                                  --------------    --------------

                                                                       2,467,176         3,384,638
                                                                  --------------    --------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                173,378,396       169,496,346
    Less - Accumulated depreciation, depletion and amortization     (167,130,093)     (164,158,568)
                                                                  --------------    --------------

                                                                       6,248,303         5,337,778
                                                                  --------------    --------------

                                                                  $    8,715,479    $    8,722,416
                                                                  ==============    ==============


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accrued exploration and development                           $      511,000    $      596,851
    Accrued operating expenses                                            84,784           172,071
    Payable to Apache Corporation                                        391,255           198,631
                                                                  --------------    --------------

                                                                         987,039           967,553
                                                                  --------------    --------------

PARTNERS' CAPITAL:
    Managing Partner                                                     352,081           238,079
    Investing Partners (1,128.5 and 1,132.5 Units
       outstanding, respectively)                                      7,376,359         7,516,784
                                                                  --------------    --------------

                                                                       7,728,440         7,754,863
                                                                  --------------    --------------

                                                                  $    8,715,479    $    8,722,416
                                                                  ==============    ==============



               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                                      MANAGING       INVESTING
                                      PARTNER         PARTNERS         TOTAL
                                    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997          $    505,035    $  8,141,955    $  8,646,990

  Distributions, net                    (969,027)     (1,731,539)     (2,700,566)

  Repurchase of Partnership Units             --        (487,313)       (487,313)

  Net income                           1,061,052       2,560,131       3,621,183
                                    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998               597,060       8,483,234       9,080,294

  Distributions, net                  (1,627,876)     (3,979,221)     (5,607,097)

  Repurchase of Partnership Units             --         (69,386)        (69,386)

  Net income                           1,268,895       3,082,157       4,351,052
                                    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999               238,079       7,516,784       7,754,863

  Distributions, net                  (1,988,308)     (6,500,003)     (8,488,311)

  Repurchase of Partnership Units             --         (34,831)        (34,831)

  Net income                           2,102,310       6,394,409       8,496,719
                                    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000          $    352,081    $  7,376,359    $  7,728,440
                                    ============    ============    ============



               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION

     NATURE OF OPERATIONS -

         Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and holds approximately five percent of the 1,128.5 Investing Partner Units (Units) outstanding at December 31, 2000. The term "Partnership", as used hereafter, refers to the limited or the general partnership, as the case may be.

         The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts (12 remain as of December 31, 2000) in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased net revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks.

         Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date 42 of those prospects have been surrendered/sold). The Partnership's working interests in the seven remaining venture prospects range from 6.29 percent to 9.44 percent.

         The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 77 percent of the Partnership's 2000 production and 60 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

         Under the terms of the Partnership Agreements, the Investing Partners receive 80 percent and Apache receives 20 percent of revenue. Lease operating and administrative expenses are allocated to the Investing Partners and Apache in the same proportion as revenues. The Investing Partners generally pay for 90 percent and Apache generally pays for 10 percent of exploration and development costs and expenses incurred by the Partnership. However, intangible drilling costs, interest costs and fees or expenses related to the loans incurred by the Partnership are allocated 99 percent to the Investing Partners and one percent to Apache until such time as the amount so allocated to the Investing Partners equals 90 percent of the total amount of such costs, including such costs incurred by Apache prior to the formation of the Partnerships.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     RIGHT OF PRESENTMENT -

         An amendment to the Partnership Agreement adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. During 2000, the Investing Partners sold a total of 4.0 Units to the Partnership for a total of $34,831 in cash. The first right of presentment was based upon a valuation date of December 31, 1999 for a purchase price of $8,874 per Unit, plus interest to the date of payment. The second presentment offer was based on a valuation date of June 30, 2000 for a purchase price of $6,431 per Unit, plus interest to the payment date. During 1999 and 1998, the Partnership paid the Investing Partners $69,386 and $487,313, respectively, to acquire a total of 51.71 Units.

         The Partnership is not in a position to predict how many Units will be presented for repurchase during 2001, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

                   RIGHT OF PRESENTMENT                  TOTAL REPURCHASE                REPURCHASE PRICE
                      VALUATION DATE                          PRICE                          PER UNIT
                 -------------------------               ----------------                ----------------
                 December 31, 1997                       $     13,216,700                $        11,161
                 June 30, 1998                                 13,072,171                          9,824
                 December 31, 1998                             10,451,244                          8,410
                 June 30, 1999                                 10,812,281                          6,769
                 December 31, 1999                             12,314,303                          8,874
                 June 30, 2000                                 10,934,084                          6,431

     CAPITAL CONTRIBUTIONS -

         A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2000. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,128.5 Units at December 31, 2000.

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

         Financial statements included in reports that the Partnership files with the Securities and Exchange Commission (SEC) are required to be prepared in conformity with generally accepted accounting principles. Accordingly, the accompanying financial statements include adjustments to convert from tax basis to the accrual basis method in conformity with accounting principles generally accepted in the United States.

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

                                                                          TOTAL REIMBURSED BY THE INVESTING
                                                                       PARTNERS FOR THE YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                          2000           1999           1998
                                                                      ------------   ------------   ------------
                                                                                    (In thousands)
        a. Apache is reimbursed for general, administrative and
           overhead expenses incurred in connection with the
           management and operation of the Partnership's business     $        432   $        436   $        432
                                                                      ============   ============   ============

        b. Apache is reimbursed for exploration and development
           overhead costs incurred in the Partnership's operations
           These costs are based on exploration and development
           activities and are capitalized to oil and gas properties   $        190   $         73   $        140
                                                                      ============   ============   ============

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

                                             2000         1999          1998
                                          ----------   ----------    ----------
                                                     (In thousands)
        Oil and Gas Properties

        Balance, beginning of year        $  169,496   $  168,332    $  166,397
        Costs incurred during the year:
          Leasehold additions -
             Investing Partners                   --           --            17
             Managing Partner                     --           --             2
          Development -
             Investing Partners                3,696        1,367         2,257
             Managing Partner                    186            9            56
          Property sales proceeds(1) -
             Investing Partners                   --         (191)         (357)
             Managing Partner                     --          (21)          (40)
                                          ----------   ----------    ----------

        Balance, end of year              $  173,378   $  169,496    $  168,332
                                          ==========   ==========    ==========

(1) The 1999 property sale proceeds reflect the sale of the Partnership's interest in Matagorda Island Block 705 (Roberto Prospect) and the southwest quadrant of North Padre Island Block 976 (Rosita Prospect). The 1998 property sales proceeds are a result of the sale of West Cameron Block 368 (Krypton Prospect).

                                                                MANAGING    INVESTING
                                                                 PARTNER     PARTNERS       TOTAL
                                                               ----------   ----------   ----------
                                                                          (In thousands)
        Accumulated Depreciation, Depletion and Amortization

        Balance, December 31, 1997                             $   19,905   $  138,488   $  158,393
          Provision                                                   196        2,525        2,721
                                                               ----------   ----------   ----------

        Balance, December 31, 1998                                 20,101      141,013      161,114
          Provision                                                   197        2,847        3,044
                                                               ----------   ----------   ----------

        Balance, December 31, 1999                                 20,298      143,860      164,158
          Provision                                                   167        2,805        2,972
                                                               ----------   ----------   ----------

        Balance, December 31, 2000                             $   20,465   $  146,665   $  167,130
                                                               ==========   ==========   ==========

         The Partnership's aggregate DD&A expense as a percent of oil and gas sales for 2000, 1999 and 1998 was 24 percent, 36 percent and 35 percent, respectively.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(5)  MAJOR CUSTOMER INFORMATION

         Revenues received from major third party customers that exceeded 10 percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.

         Sales to Cinergy Marketing & Trading, LLC accounted for 71 percent, 74 percent, and 82 percent of the Partnership's oil and gas sales in 2000, 1999 and 1998, respectively. In June 1998, Apache formed a strategic alliance with Cinergy Corp. (Cinergy) to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) to Cinergy. ProEnergy, renamed Cinergy Marketing & Trading, LLC, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. The prices the Partnership received for its gas production prior to the sale of ProEnergy were, in the opinion of Apache, comparable to the prices that would have been received from a non-affiliated party. The prices the Partnership received after the sale of ProEnergy and will continue to receive for its gas production, in the opinion of Apache, approximate market prices.

         During 2000, Apache Crude Oil Marketing, Inc., a wholly-owned subsidiary of Apache purchased oil and condensate from the Partnership which accounted for approximately 12 percent of the Partnership's total oil and gas sales. The prices the Partnership received for these sales were based on third-party pricing indexes, and in the opinion of Apache, comparable to prices that would have been received from a non-affiliated party.

         Sales of oil and condensate to Williams Energy Marketing & Trading Company accounted for 10 percent of the Partnership's oil and gas sales in 2000, while sales to Plains Petroleum Operating Co. accounted for 26 percent and 17 percent of the Partnership's oil and gas sales in 1999 and 1998, respectively.

         Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $.1 million in each of 2000, 1999 and 1998 for the Partnership's share of gas. The fees, which are netted against oil and gas sales on the income statement, were at the same rates and terms as previously paid to Shell.

         The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.


(6)  FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, accrued revenues receivables and other financial instruments included in the accompanying balance sheet approximated their fair values at December 31, 2000 and 1999. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2000.

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

     (Oil in Mbbls and gas in MMcf)

                                                          2000                    1999                    1998
                                                  --------------------    --------------------    ---------------------
                                                    OIL         GAS         OIL         GAS         OIL         GAS
                                                  --------    --------    --------    --------    --------    --------
Proved Reserves

  Beginning of year                                    687       8,992         832      10,269         922      12,511
    Extensions, discoveries and other additions        239         747           4         163           3       2,080
    Revisions of previous estimates                     76         661         (27)      1,684          17        (997)
    Production                                        (119)     (2,320)       (122)     (2,938)       (106)     (3,127)
    Sales of reserves in-place                          --          --          --        (186)         (4)       (198)
                                                  --------    --------    --------    --------    --------    --------

  End of year                                          883       8,080         687       8,992         832      10,269
                                                  ========    ========    ========    ========    ========    ========

Proved Developed

  Beginning of year                                    613       8,679         792       8,585         883      10,824
                                                  ========    ========    ========    ========    ========    ========

  End of year                                          736       7,462         613       8,679         792       8,585
                                                  ========    ========    ========    ========    ========    ========

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

     Discounted Future Net Cash Flows Relating to Proved Reserves

                                                        DECEMBER 31,
                                           --------------------------------------
                                              2000          1999          1998
                                           ----------    ----------    ----------
                                                       (In thousands)
        Future cash inflows                $  104,319    $   37,964    $   27,473
        Future production costs                (3,705)       (3,679)       (4,278)
        Future development costs               (5,958)       (3,540)       (4,466)
                                           ----------    ----------    ----------

        Net cash flows                         94,656        30,745        18,729
        10 percent annual discount rate       (29,333)       (9,483)       (5,001)
                                           ----------    ----------    ----------

        Discounted future net cash flows   $   65,323    $   21,262    $   13,728
                                           ==========    ==========    ==========

         The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                            2000          1999          1998
                                                      ----------    ----------    ----------
                                                                  (In thousands)
        Sales, net of production costs                $  (11,884)   $   (7,848)   $   (6,827)
        Net change in prices and production costs         39,718        10,868        (9,548)
        Extensions, discoveries and other additions        7,644           483         2,662
        Development costs incurred                           933           885         1,278
        Revisions of quantities                            6,016         2,919        (1,029)
        Accretion of discount                              2,126         1,373         2,686
        Changes in future development costs               (1,799)           24          (132)
        Sales of reserves in-place                            --          (214)         (192)
        Changes in production rates and other              1,307          (956)       (2,027)
                                                      ----------    ----------    ----------

                                                      $   44,061    $    7,534    $  (13,129)
                                                      ==========    ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the 2001 annual meeting of shareholders of Apache (the Apache Proxy) is incorporated herein by reference.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Apache, as an Investing Partner and the General Partner, owns 53 Units, or
4.7 percent of the outstanding Units of the Partnership, as of December 31, 2000. Directors and officers of Apache own 9.7 Units, slightly less than one percent of the Partnership's Units, as of December 31, 2000. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership's outstanding Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell a 14.4 mile-long natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $.1 million in each of 2000, 1999 and 1998 for Partnership's share of gas.

     Apache markets the Partnership's natural gas production through Cinergy Marketing & Trading, LLC. In June 1998, Apache formed a strategic alliance with Cinergy to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) to Cinergy. ProEnergy, renamed Cinergy Marketing & Trading, LLC, will continue to market Apache's North American natural gas production for 10 years, with an option to terminate after six years, under an amended and restated gas purchase agreement effective July 1, 1998. The prices the Partnership received for its gas production prior to the sale of ProEnergy were, in the opinion of Apache, comparable to the prices that would have been received from a non-affiliated party. The prices the Partnership received after the sale of ProEnergy and will continue to receive for its gas production, in the opinion of Apache, approximate market prices.

     During 2000, Apache Crude Oil Marketing, Inc., a wholly-owned subsidiary of Apache, purchased oil and condensate from the Partnership which accounted for approximately 12 percent of the Partnership's total oil and gas sales. The prices the Partnership received for these sales were based on third-party pricing indexes, and in the opinion of Apache, comparable to prices that would have been received from a non-affiliated party.

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

             99.2 Proxy statement to be dated on or about March 31, 2001, relating to the 2001 annual meeting of shareholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

                    *Filed herewith.

   b.        Reports filed on Form 8-K.

             No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APACHE OFFSHORE INVESTMENT PARTNERSHIP

                                       By: Apache Corporation, General Partner


Date: March  23, 2001                  By: /s/ Raymond Plank
                                          --------------------------------------
                                          Raymond Plank,
                                          Chairman and Chief Executive Officer


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

                  SIGNATURE                                       TITLE                              DATE
--------------------------------------------      --------------------------------------      -------------------
/s/ Raymond Plank                                 Chairman and Chief Executive                   March 23, 2001
--------------------------------------------       Officer (Principal Executive Officer)
Raymond Plank


/s/ Roger B. Plank                                Executive Vice President and Chief             March 23, 2001
--------------------------------------------       Financial Officer (Principal Financial
Roger B. Plank                                     Officer)


/s/ Thomas L. Mitchell                            Vice President and Controller                  March 23, 2001
--------------------------------------------       (Principal Accounting Officer)
Thomas L. Mitchell

                  SIGNATURE                                        TITLE                              DATE
--------------------------------------------       --------------------------------------      -------------------
/s/ Frederick M. Bohen                             Director                                       March 23, 2001
--------------------------------------------
Frederick M. Bohen


/s/ G. Steven Farris                               Director                                       March 23, 2001
--------------------------------------------
G. Steven Farris


/s/ Randolph M. Ferlic                             Director                                       March 23, 2001
--------------------------------------------
Randolph M. Ferlic


/s/ Eugene C. Fiedorek                             Director                                       March 23, 2001
--------------------------------------------
Eugene C. Fiedorek


/s/ A. D. Frazier, Jr.                             Director                                       March 23, 2001
--------------------------------------------
A. D. Frazier, Jr.


/s/ John A. Kocur                                  Director                                       March 23, 2001
--------------------------------------------
John A. Kocur


/s/ George D. Lawrence Jr.                         Director                                       March 23, 2001
--------------------------------------------
George D. Lawrence Jr.


/s/ Mary Ralph Lowe                                Director                                       March 23, 2001
--------------------------------------------
Mary Ralph Lowe


/s/ F. H. Merelli                                  Director                                       March 23, 2001
--------------------------------------------
F. H. Merelli


/s/ Rodman D. Patton                               Director                                       March 23, 2001
--------------------------------------------
Rodman D. Patton


/s/ Charles J. Pitman                              Director                                       March 23, 2001
--------------------------------------------
Charles J. Pitman

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                  DESCRIPTION
       -------                                 -----------
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

         99.2 Proxy statement to be dated on or about March 31, 2001, relating to the 2001 annual meeting of shareholders of Apache
                  Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).


                  *Filed herewith.