Form 10-Q
period 2001-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2001-08-14
CIK 727538

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                         Commission File Number 0-13546

                               ------------------

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                     --------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                           41-1464066
 ------------------------------                         ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

  Suite 100, One Post Oak Central
 2000 Post Oak Boulevard, Houston, TX                         77056-4400
 --------------------------------------                 ----------------------
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
                                   (UNAUDITED)


                                                     FOR THE QUARTER                 FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                    ENDED JUNE 30,
                                                --------------------------      --------------------------
                                                   2001            2000           2001            2000
                                                ----------      ----------      ----------      ----------
REVENUES:
  Oil and gas sales                             $2,765,540      $3,007,741      $6,758,274      $5,542,716
  Interest income                                   22,977          29,785          40,066          66,467
                                                ----------      ----------      ----------      ----------
                                                 2,788,517       3,037,526       6,798,340       5,609,183
                                                ----------      ----------      ----------      ----------
EXPENSES:
  Depreciation, depletion and amortization         490,398         759,027       1,232,187       1,418,064
  Lease operating expense                          150,386         120,207         286,781         263,813
  Administrative                                   126,000         135,027         261,000         270,027
                                                ----------      ----------      ----------      ----------
                                                   766,784       1,014,261       1,779,968       1,951,904
                                                ----------      ----------      ----------      ----------
NET INCOME                                      $2,021,733      $2,023,265      $5,018,372      $3,657,279
                                                ==========      ==========      ==========      ==========
NET INCOME ALLOCATED TO:
  Managing Partner                              $  470,456      $  505,749      $1,169,165      $  925,929
  Investing Partners                             1,551,277       1,517,516       3,849,207       2,731,350
                                                ----------      ----------      ----------      ----------
                                                $2,021,733      $2,023,265      $5,018,372      $3,657,279
                                                ==========      ==========      ==========      ==========
NET INCOME PER INVESTING PARTNER UNIT           $    1,377      $    1,340      $    3,414      $    2,412
                                                ==========      ==========      ==========      ==========
WEIGHTED AVERAGE INVESTING PARTNER
  UNITS OUTSTANDING                                1,126.4         1,132.4         1,127.5         1,132.5
                                                ==========      ==========      ==========      ==========










                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------
                                                                     2001              2000
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 5,018,372       $ 3,657,279
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation, depletion and amortization                    1,232,187         1,418,064
        Changes in operating assets and liabilities:
          (Increase) decrease in accrued revenues receivable          582,633          (137,244)
          Increase (decrease) in accrued operating expenses
              payable                                                  36,549           (68,627)
          (Increase) decrease in receivable from/payable to
              Apache Corporation                                     (665,131)          223,113
                                                                  -----------       -----------
        Net cash provided by operating activities                   6,204,610         5,092,585
                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                                (872,601)       (1,922,753)
  Non-cash portion of oil and gas property additions                 (388,000)          195,134
                                                                  -----------       -----------
        Net cash used in investing activities                      (1,260,601)       (1,727,619)
                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Partnership Units                                     (64,226)          (28,047)
  Distributions to Investing Partners                              (2,256,977)       (2,264,978)
  Distributions to Managing Partner, net                           (1,321,014)         (915,366)
                                                                  -----------       -----------
        Net cash used in financing activities                      (3,642,217)       (3,208,391)
                                                                  -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,301,792           156,575

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,442,878         2,748,812
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 2,744,670       $ 2,905,387
                                                                  ===========       ===========







                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                          JUNE 30,          DECEMBER 31,
                                                            2001                2000
                                                       -------------       -------------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $   2,744,670       $   1,442,878
  Accrued revenues receivable                                441,665           1,024,298
  Receivable from Apache Corporation                         273,876                   -
                                                       -------------       -------------
                                                           3,460,211           2,467,176
                                                       -------------       -------------
OIL AND GAS PROPERTIES, on the basis of full cost
  accounting:
  Proved properties                                      174,250,997         173,378,396
  Less - Accumulated depreciation, depletion and
        amortization                                    (168,362,280)       (167,130,093)
                                                       -------------       -------------
                                                           5,888,717           6,248,303
                                                       -------------       -------------
                                                       $   9,348,928       $   8,715,479
                                                       =============       =============
              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accrued exploration and development                  $     123,000       $     511,000
  Accrued operating expenses payable and other               121,333              84,784
  Payable to Apache Corporation                                    -             391,255
                                                       -------------       -------------
                                                             244,333             987,039
                                                       -------------       -------------
PARTNERS' CAPITAL:
  Managing Partner                                           200,232             352,081
  Investing Partners (1,122.3 and 1,128.5 units
     outstanding, respectively)                            8,904,363           7,376,359
                                                       -------------       -------------
                                                           9,104,595           7,728,440
                                                       -------------       -------------
                                                       $   9,348,928       $   8,715,479
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

2.  RIGHT OF PRESENTMENT

    As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2001 of $9,928 per Unit, plus interest to the date of the payment, was made to Investing Partners based on a valuation date of December 31, 2000. As a result, the Partnership purchased 6.2 Units in June 2001 for a total of $64,226 in cash. Investing Partners will have a second right of presentment during the fourth quarter of 2001, based on a valuation date of June 30, 2001.

    The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2001 and cannot, at this time, determine if the Partnership will have sufficient funds available to purchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

    The Partnership reported net income in the second quarter of 2001 of $2 million, even with the prior year period. Net income per Investing Partner Unit increased three percent, from $1,340 per Unit to $1,377 per Unit.

    For the first half of 2001, net income totaled $5 million, or $3,414 per Investing Partner Unit, up 37 percent and 42 percent, respectively, from $3.7 million, or $2,412 per Investing Partner Unit, in the same period last year. The increases were attributable to higher natural gas prices in 2001.

    Revenues for the quarter decreased eight percent, falling from $3.0 million in the second quarter of 2000 to $2.8 million in the second quarter of 2001. For the first six months of 2001, revenues increased 22 percent to $6.8 million as higher natural gas prices more than offset decreases in production. Natural gas sales accounted for 78 percent of the Partnership's total revenues during the first half of 2001 compared to 67 percent during the first half of 2000.

    The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                  FOR THE QUARTER ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                  ------------------------------     ---------------------------------
                                                         INCREASE                            INCREASE
                                    2001        2000    (DECREASE)      2001        2000    (DECREASE)
                                  ------      ------    ----------    ------      ------    ----------
Gas volume - Mcf per day           4,677       6,423      (27%)        4,769       6,947      (31%)
Average gas price - per Mcf       $ 4.72      $ 3.50       35%        $ 6.10      $ 2.98      105%
Oil volume - barrels per day         312         363      (14%)          300         342      (12%)
Average oil price - per barrel    $26.58      $29.11       (9%)       $27.44      $28.41       (3%)

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

    Natural gas production revenues for the second quarter of 2001 totaled $2 million, down two percent from the second quarter of 2000. Natural gas prices increased 35 percent for the second quarter of 2001 compared to the year-earlier period, rising to $4.72 per Mcf. Natural gas volumes for the quarter declined 27 percent from a year ago due to natural production declines at Matagorda Island Block 681 and South Timbalier Block 295.

    The Partnership's crude oil production revenues for the second quarter of 2001 totaled $754,000, a 22 percent decrease from the second quarter of 2000. The $.2 million decrease in oil sales was attributable to a nine percent decrease in average realized oil price and 14 percent decrease in crude oil production. Production added from drilling at the South Timbalier Block 295 was more than offset by natural depletion.

YEAR-TO-DATE 2001 COMPARED TO YEAR-TO-DATE 2000

    Gas sales for the first half of 2001 of $5.3 million increased $1.5 million, or 40 percent, when compared to the same period in 2000. Average realized gas prices increased $3.12 per Mcf when compared with the first six months of 2000, positively impacting sales by $3.9 million. Daily gas production for the first half of 2001 decreased by 31 percent when compared to the same period in 2000, negatively impacting revenues by $2.4 million. Production decreases in 2001 were primarily due to natural declines in production.

    For the six months ended June 30, 2001, oil sales decreased 16 percent to $1.5 million when compared to the same period last year. The Partnership's oil sales revenues were unfavorably impacted by a 12 percent decrease in daily oil production and a three percent decrease in realized prices.

OPERATING EXPENSES

    The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 18 percent during the second quarter of 2001 compared to 25 percent during the same period in 2000. For the first six months, the Partnership's DD&A rate declined from 26 percent in 2000 to 18 percent in the current year. The decreases in the DD&A rates as a percentage of sales were primarily a result of higher natural gas prices in 2001 and upward reserve revisions recognized at the end of 2000.

    Lease operating expense (LOE) in the second quarter 2001 was up 25 percent from the second quarter 2000 due to workover costs incurred at South Pass 83 and Ship Shoal 259 during the current period. For the first half of 2001, LOE of $.3 million was up nine percent from a year ago due to the workover costs incurred in the second quarter.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

    The Partnership's primary capital resource is net cash provided by operating activities, which was $6.2 million for the first half of 2001. Net cash provided by operating activities in 2001 was up 22 percent from a year ago primarily due to higher gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

    The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

    During the first six months of 2001, the Partnership's oil and gas property additions totaled $.9 million, which primarily related to drilling and recompletion projects at South Timbalier Block 295. The Partnership participated in the South Timbalier Block 295 A-13 sidetrack well drilled during the first quarter of 2001 and the A-32 well on the block during the second quarter of this year. Both wells were completed as producers. The Partnership anticipates capital expenditures of approximately $1.4 million for the remainder of 2001. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

    The Partnership made a distribution to Investing Partners of $2,000 per Unit on March 1, 2001. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

    As provided in the Amended Partnership Agreement, a first right of presentment offer for 2001 of $9,928 per Unit, plus interest to the date of payment, was made to Investing Partners, based on a valuation date of December 31, 2000. As a result, the Partnership purchased 6.2 Units in June 2001 for a total of $64,226 in cash. Investing Partners will have a second right of presentment during the fourth quarter of 2001, based on a valuation date of June 30, 2001. The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2001 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

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

COMMODITY RISK

    The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2000 or 2001.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits - None.

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


                                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        By: Apache Corporation, General Partner



Dated:   August 13, 2001                /s/ Roger B. Plank
                                        ----------------------------------------
                                        Roger B. Plank
                                        Executive Vice President and Chief
                                        Financial Officer

Dated:   August 13, 2001                /s/ Thomas L. Mitchell
                                        ----------------------------------------
                                        Thomas L. Mitchell
                                        Vice President and Controller
                                        (Chief Accounting Officer)