Form 10-Q
period 2001-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2001-11-13
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2001

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from                     to
                                  -------------------    ---------------------

                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                           41-1464066
------------------------------                          ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

     Suite 100, One Post Oak Central                            77056-4400
  2000 Post Oak Boulevard, Houston, TX                         ------------
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


                                   YES     [X]             NO
                                          -----               ----

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                        FOR THE QUARTER               FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                  ---------------------------       ---------------------------
                                                     2001             2000             2001            2000
                                                  ----------       ----------       ----------       ----------
REVENUES:
   Oil and gas sales                              $2,042,605       $3,315,497       $8,800,879       $8,858,213
   Interest income                                    25,368           42,477           65,434          108,944
                                                  ----------       ----------       ----------       ----------

                                                   2,067,973        3,357,974        8,866,313        8,967,157
                                                  ----------       ----------       ----------       ----------

EXPENSES:
   Depreciation, depletion and amortization          457,930          805,759        1,690,117        2,223,823
   Lease operating expense                           150,352          110,258          437,133          374,071
   Administrative                                    109,000          134,973          370,000          405,000
                                                  ----------       ----------       ----------       ----------

                                                     717,282        1,050,990        2,497,250        3,002,894
                                                  ----------       ----------       ----------       ----------

NET INCOME                                        $1,350,691       $2,306,984       $6,369,063       $5,964,263
                                                  ==========       ==========       ==========       ==========

NET INCOME ALLOCATED TO:
   Managing Partner                               $  332,847       $  571,244       $1,502,012       $1,497,173
   Investing Partners                              1,017,844        1,735,740        4,867,051        4,467,090
                                                  ----------       ----------       ----------       ----------

                                                  $1,350,691       $2,306,984       $6,369,063       $5,964,263
                                                  ==========       ==========       ==========       ==========

NET INCOME PER INVESTING PARTNER UNIT             $      907       $    1,537       $    4,324       $    3,948
                                                  ==========       ==========       ==========       ==========

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                 1,122.3          1,129.5          1,125.7          1,131.4
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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ------------------------------
                                                                                2001               2000
                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 6,369,063        $ 5,964,263
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                              1,690,117          2,223,823
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable                  404,760           (129,164)
             Increase (decrease) in accrued operating expenses payable            22,341            (56,344)
             (Increase) decrease in receivable from/payable to
                 Apache Corporation                                             (563,347)           177,651
                                                                             -----------        -----------

         Net cash provided by operating activities                             7,922,934          8,180,229
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                        (2,858,034)        (2,778,436)
   Non-cash portion of oil and gas property additions                            566,398           (202,851)
                                                                             -----------        -----------

         Net cash used in investing activities                                (2,291,636)        (2,981,287)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                               (64,226)           (28,047)
   Distributions to Investing Partners                                        (2,256,977)        (2,264,978)
   Distributions to Managing Partner, net                                     (1,575,551)        (1,477,889)
                                                                             -----------        -----------

         Net cash used in financing activities                                (3,896,754)        (3,770,914)
                                                                             -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,734,544          1,428,028

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,442,878          2,748,812
                                                                             -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 3,177,422        $ 4,176,840
                                                                             ===========        ===========


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                         2001                 2000
                                                                     -------------        -------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $   3,177,422        $   1,442,878
   Accrued revenues receivable                                             619,538            1,024,298
   Receivable from Apache Corporation                                      172,092                   --
                                                                     -------------        -------------
                                                                         3,969,052            2,467,176
                                                                     -------------        -------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                   176,236,430          173,378,396
   Less - Accumulated depreciation, depletion and amortization        (168,820,210)        (167,130,093)
                                                                     -------------        -------------
                                                                         7,416,220            6,248,303
                                                                     -------------        -------------

                                                                     $  11,385,272        $   8,715,479
                                                                     =============        =============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Distributions payable                                             $   2,244,643        $          --
   Accrued exploration and development                                   1,077,398              511,000
   Accrued operating expenses payable and other                            107,125               84,784
   Payable to Apache Corporation                                                --              391,255
                                                                     -------------        -------------
                                                                         3,429,166              987,039
                                                                     -------------        -------------

PARTNERS' CAPITAL:
   Managing Partner                                                        278,542              352,081
   Investing Partners (1,122.3 and 1,128.5 units outstanding,
      respectively)                                                      7,677,564            7,376,359
                                                                     -------------        -------------
                                                                         7,956,106            7,728,440
                                                                     -------------        -------------
                                                                     $  11,385,272        $   8,715,479
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

2.       RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2001 of $9,928 per Unit, plus interest to the date of the payment, was made to Investing Partners based on a valuation date of December 31, 2000. As a result, the Partnership purchased 6.2 Units in June 2001 for a total of $64,226 in cash. A second right of presentment offer for 2001 of $10,460 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 26, 2001, based on a valuation date of June 30, 2001. The Unit holders have until the close of business on November 26, 2001 to present their Units for repurchase by the Partnership. The Partnership will determine by December 14, 2001, whether or not to accept each Unit offered during this election period.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income in the third quarter of 2001 of $1.4 million, down from the prior year earnings of $2.3 million. Net income per Investing Partner Unit decreased 41 percent, from $1,537 per Unit to $907 per Unit.

     For the first nine months of 2001, net income totaled $6.4 million, or $4,324 per Investing Partner Unit, up seven percent and 10 percent, respectively, from $6 million, or $3,948 per Investing Partner Unit, in the same period last year. The increases were attributable to higher average natural gas prices during the first nine months of 2001 and the Partnership's lower depreciation, depletion and amortization (DD&A) expense in 2001.

     Revenues for the quarter decreased 38 percent, falling from $3.4 million in the third quarter of 2000 to $2.1 million in the third quarter of 2001. For the first nine months of 2001, revenues decreased one percent to $8.9 million as declines in production more than offset the impact of higher average gas prices. Natural gas sales accounted for 74 percent of the Partnership's total revenues during the first nine months of 2001 compared to 69 percent during the first nine months of 2000.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                 FOR THE QUARTER ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------     ---------------------------------------
                                                         INCREASE                                   INCREASE
                                   2001       2000      (DECREASE)           2001        2000      (DECREASE)
                                 -------     ------     ----------          ------      -------    ----------
Gas volume - Mcf per day           4,838       6,147       (21%)             4,792        6,678      (28%)
Average gas price - per Mcf      $  2.91     $  4.26       (32%)           $  5.02      $  3.38       49%
Oil volume - barrels per day         313         313        --                 304          333       (9%)
Average oil price - per barrel   $ 25.94     $ 31.50       (18%)           $ 26.92      $ 29.39       (8%)

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

     Natural gas production revenues for the third quarter of 2001 totaled $1.3 million, down 46 percent from the third quarter of 2000. Natural gas prices decreased 32 percent for the third quarter of 2001 compared to the year-earlier period. Natural gas volumes for the quarter declined 21 percent from a year ago primarily due to natural production declines at East Cameron Block 60 and Matagorda Island Block 681.

     The Partnership's crude oil production revenues for the third quarter of 2001 totaled $748,000, an 18 percent decrease from the third quarter of 2000. The $.2 million decrease in oil sales was attributable to an 18 percent decrease in average realized oil price, while crude oil production remained about the same. Production added from drilling at the South Timbalier Block 295 was offset by natural depletion.

YEAR-TO-DATE 2001 COMPARED TO YEAR-TO-DATE 2000

     Gas sales for the first nine months of 2001 of $6.6 million increased $.4 million, or six percent, when compared to the same period in 2000. Average realized gas prices increased $1.64 per Mcf when compared with the first nine months of 2000, positively impacting sales by $3.0 million. Daily gas production for the first nine months of 2001 decreased by 28 percent when compared to the same period in 2000, negatively impacting revenues by $2.6 million. Production decreases in 2001 were primarily due to natural declines in production at East Cameron Block 60, South Timbalier Block 295 and Matagorda Island Block 681.

     For the nine months ended September 30, 2001, oil sales decreased 17 percent to $2.2 million when compared to the same period last year. The Partnership's oil sales revenues were unfavorably impacted by a nine percent decrease in daily oil production and an eight percent decrease in realized prices.

EXPENSES

     The Partnership's DD&A rate, expressed as a percentage of oil and gas production revenues, was approximately 22 percent during the third quarter of 2001 compared to 24 percent during the same period in 2000. For the first nine months, the Partnership's DD&A rate declined from 25 percent in 2000 to 19 percent in the current year. The decreases in the DD&A rates as a percentage of sales were primarily a result of higher average natural gas prices in 2001 and upward reserve revisions recognized at the end of 2000.

     Lease operating expense (LOE) in the third quarter 2001 was up approximately $40,000 from the third quarter 2000 due to increases in repair costs and maintenance. For the first nine months of 2001, LOE of $.4 million was up 17 percent from a year ago due to higher maintenance and workover costs in 2001, and the receipt of an audit exception refund from an outside operator in 2000 which reduced last year's reported cost.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $7.9 million for the first nine months of 2001. Net cash provided by operating activities in 2001 was down three percent from a year ago as lower production and higher workover costs more than offset the impact of higher average gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first nine months of 2001, the Partnership's oil and gas property additions totaled $2.9 million, which primarily related to drilling and recompletion projects at South Timbalier Block 295. The Partnership participated in the South Timbalier Block 295 A-13 sidetrack well drilled during the first quarter of 2001 and the A-32 well on the block during the second quarter of this year. The South Timbalier Block 295 A-10 ST H1 was drilled during the third quarter. All three wells were completed as producers. The Partnership anticipates capital expenditures of approximately $.2 million for the remainder of 2001. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made a distribution to Investing Partners of $2,000 per Unit on March 1, 2001 and $2,000 per Unit on October 5, 2001. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2001 of $9,928 per Unit, plus interest to the date of payment, was made to Investing Partners, based on a valuation date of December 31, 2000. As a result, the Partnership purchased 6.2 Units in June 2001 for a total of $64,226 in cash. A second right of presentment offer for 2001 of $10,460 per Unit, plus interest to the date of payment, was made to Investing Partners on October 26, 2001, based on a valuation date of June 30, 2001. The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2001 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

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


                                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        By: Apache Corporation, General Partner



Dated:    November 12, 2001             /s/ Roger B. Plank
                                        ---------------------------------------
                                        Roger B. Plank
                                        Executive Vice President and Chief
                                        Financial Officer


Dated:    November 12, 2001             /s/ Thomas L. Mitchell
                                        ---------------------------------------
                                        Thomas L. Mitchell
                                        Vice President and Controller
                                        (Chief Accounting Officer)