Form 10-K405
period 2001-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2002-03-22
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Apache Corporation's proxy statement relating to its 2002 annual meeting of shareholders have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION


ITEM                                                                       PAGE
----                                                                       ----
                                     PART I
   1.   BUSINESS...........................................................   1
   2.   PROPERTIES.........................................................   5
   3.   LEGAL PROCEEDINGS..................................................   6
   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   6

                                     PART II

   5.   MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED
             SECURITY HOLDER MATTERS.......................................   7
   6.   SELECTED FINANCIAL DATA............................................   7
   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...........................   8
  7A.   MARKET RISK........................................................  11
   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  12
   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................  28

                                    PART III

  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP................  28
  11.   EXECUTIVE COMPENSATION.............................................  28
  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................  28
  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  28

                                     PART IV

  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....  29

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

     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2001, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term "Partnership" refers to either the Investment Partnership or the Limited Partnership, as the case may be.

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

2001 BUSINESS DEVELOPMENT

     During 2001, the Partnership participated in drilling four development wells at South Timbalier 295, all of which were completed as producing wells. With the completion of the new wells in 2001 and additional drilling planned in the field in 2002, the Partnership also participated in the construction of a new production platform at South Timbalier 295. The Partnership continued to participate in recompletion projects to maintain production and enhance recoverable reserves. During 2001, the Partnership participated in recompletion projects at South Timbalier 295, Matagorda Island 681/682 and East Cameron 60.

     The Partnership earned an overriding royalty interest in an exploratory well drilled by a third-party at Matagorda Island 682 during 2001 under a farmout agreement. The well was completed as a successful well in late 2001, but had not been brought on production as of the end of the year. Under the terms of the farmout agreement, the Partnership also earned a right to participate as a working interest owner in future drilling at Matagorda Island Block 683.

     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2001, 42 of those prospects have been surrendered or sold.

     The status of the Partnership's 49 original prospects is shown in the following table:

                                                 AS OF DECEMBER 31,
                                               ---------------------
                                                2001            2000
                                               ------          -----
                  Prospect Status

                  Producing - developed            7               7
                  Surrendered/sold                42              42
                                               -----           -----

                  Total                           49              49
                                               =====           =====

     As of December 31, 2001, 125 wells have been drilled on the seven remaining prospects. Of the 125 wells, 99 were productive and of those, 51 are currently producing. Two of the Partnership's producing wells are dual completions. The Partnership had, at December 31, 2001, estimated proved oil and gas reserves of
12.4 Bcfe, of which 57 percent was natural gas.

MARKETING

     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. During 2001, the Partnership's spot market gas was purchased primarily by Cinergy Marketing and Trading, LLC. The Partnership's oil and condensate production during 2001 was purchased largely by Apache Crude Oil Marketing, Inc. (ACOM), a wholly-owned subsidiary of Apache.

     In 1998, Apache sold its interest in Producers Energy Marketing LLC (ProEnergy) (a gas marketing company formed by Apache and other natural gas producers) to Cinergy Corp., with ProEnergy being renamed Cinergy Marketing & Trading, LLC (Cinergy). In July 1998, in connection with the sale of its interest, Apache entered into a gas purchase agreement with Cinergy to market most of its U.S. natural gas production for a ten-year period, with an option, after prior notice, to terminate after six years. Apache also sells most of the Partnership's natural gas production to Cinergy under the gas purchase agreement. The prices the Partnership receives for its gas production, in the opinion of Apache, approximate market prices.

     During 2001, ACOM purchased oil and condensate from the Partnership which accounted for approximately 26 percent of the Partnership's total oil and gas sales. The prices the Partnership received for these sales were based on third-party pricing indexes and, in the opinion of Apache, were comparable to prices that would have been received from a non-affiliated party.

     See Note (5) "Major Customer and Related Parties Information" to the Partnership's financial statements under Item 8. Because the Partnership's oil and gas products are commodities and the prices and terms of its sales reflect those of the market, the Partnership does not believe that the loss of any customer would have a material adverse affect on the Partnership's business or results of operations. The Partnership is not in a position to predict future oil and gas prices.

RISK FACTORS RELATED TO THE PARTNERSHIP'S BUSINESS AND OPERATIONS

WRITE-DOWNS UNDER THE FULL COST CEILING TEST RULES COULD REDUCE THE REPORTED VALUE OF PROPERTIES

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Partnership reviews the carrying value of its oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties included in the costs being amortized, if any. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Partnership had no write-downs during 2001, 2000 or 1999 due to ceiling test limitations. Given the volatility of oil and gas prices, it is reasonably possible that the Partnership's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

VOLATILE PRICES CAN MATERIALLY AFFECT THE PARTNERSHIP

     The Partnership continually analyzes forecasts and updates its estimates of energy prices for its internal use in planning, budgeting, and estimating and valuing reserves. The Partnership's future financial condition and results of operations will depend upon the prices received for the Partnership's oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Partnership. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil and gas prices would have a material adverse effect on the Partnership's financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile. This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving the Partnership's oil and gas properties.

UNCERTAINTY IN CALCULATING RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOWS

    There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Partnership's control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Partnership's proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Partnership's reserves and future net cash flows from them being materially different from the estimates. In addition, the Partnership's estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors.

SUBSTANTIAL COSTS INCURRED RELATED TO ENVIRONMENTAL MATTERS

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

INSURANCE DOES NOT COVER ALL RISKS

     Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. Apache, as managing partner, maintains insurance against certain losses or liabilities arising from the Partnership's operations in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance is not available to the Partnership's against all operational risks.

COMPETITION WITH OTHER COMPANIES COULD HARM THE PARTNERSHIP

     The Partnership is a very minor factor in the oil and gas industry in the Gulf of Mexico area and faces strong competition from much larger producers for the marketing of its oil and gas. The Partnership's ability to compete for purchasers and favorable marketing terms will depend on the general demand for oil and gas from Gulf of Mexico producers. More particularly, it will depend largely on the efforts of Apache to find the best markets for the sale of the Partnership's oil and gas production.

ITEM 2. PROPERTIES

ACREAGE

     Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's gross and net acreage as of December 31, 2001, is set forth below:

                                                                                  DEVELOPED ACREAGE
                                                                            ----------------------------
               LEASE BLOCK                   PROSPECT            STATE      GROSS ACRES       NET ACRES
               -----------                   --------            -----      -----------       ----------
         Ship Shoal 258, 259                 Genesis               LA            10,141              638
         South Timbalier 276, 295, 296       Grover                LA            15,000            1,063
         North Padre Island 969, 976         Rosita                TX            10,080              714
         Matagorda Island 681, 682, 683      Roberto               TX            15,840              742
         South Pass 83                       Manx                  LA             5,000              339
         East Cameron 60                     East Aragonite        LA             5,000              472
         Ship Shoal 201, 202                 Bromeliad             LA            10,000               --
                                                                                -------           ------

                                                                                 71,061            3,968
                                                                                =======           ======

     At December 31, 2001, the Partnership did not have an interest in any undeveloped acreage.

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2001, is set forth below:

                                                                            GAS                      OIL
                                                                     -----------------        ----------------
          LEASE BLOCK                  PROSPECT        STATE         GROSS         NET        GROSS        NET
          -----------                  --------        -----         -----         ---        -----        ---
     Ship Shoal 258, 259               Genesis            LA             5         .25           --         --
     South Timbalier 276, 295, 296     Grover             LA             1         .07           26       1.70
     North Padre Island 969, 976       Rosita             TX             7         .50           --         --
     Matagorda Island 681, 682, 683    Roberto            TX             7         .44           --         --
     South Pass 83                     Manx               LA             4         .27           --         --
     East Cameron 60                   East Aragonite     LA            --          --           --         --
     Ship Shoal 201, 202               Bromeliad          LA            --          --            1         --
                                                                      ----        ----         ----       ----

                                                                        24        1.53           27       1.70
                                                                      ====        ====         ====       ====

NET WELLS DRILLED

     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years.

                                 NET EXPLORATORY                                NET DEVELOPMENT
     ----------      -----------------------------------------     ------------------------------------------
        YEAR          PRODUCTIVE        DRY          TOTAL         PRODUCTIVE         DRY           TOTAL
     ----------      -------------   -----------  ------------     ------------   -------------  ------------
        2001                --            --           --              .28              --           .28
        2000                --            --           --              .28             .06           .34
        1999                --           .07          .07              .17              --           .17

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs (excluding severance taxes) and average sales prices.

                                     PRODUCTION                                      AVERAGE SALES PRICES
                              --------------------------        AVERAGE           ---------------------------
           YEAR ENDED           OIL             GAS            PRODUCTION            OIL             GAS
          DECEMBER 31,        (Mbbls)          (MMcf)         COST PER Mcfe       (PER Bbl)       (PER Mcf)
          --------------      ----------     -----------     ----------------     -----------     -----------
              2001                 112            1,705          $     .27        $   24.99       $     4.42
              2000                 119            2,320                .18            30.16             3.81
              1999                 122            2,938                .18            18.10             2.15

     See the Supplemental Oil and Gas Disclosures under Item 8 for estimated proved oil and gas reserves quantities.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership's interests are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2001, there were 1,110.3 of the Partnership's Units outstanding held by 910 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $4.5 million, or $4,000 per Unit, during 2001 and approximately $6.5 million, or $5,750 per Unit, during 2000.

     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2001, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8.

                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------
                                       2001      2000      1999      1998      1997
                                      -------   -------   -------   -------   -------
                                          (In thousands, except per Unit amounts)
Total assets                          $ 9,413   $ 8,715   $ 8,722   $ 9,841   $10,524
                                      =======   =======   =======   =======   =======

Partners' capital                     $ 8,369   $ 7,728   $ 7,755   $ 9,080   $ 8,647
                                      =======   =======   =======   =======   =======

Oil and gas sales                     $10,347   $12,417   $ 8,521   $ 7,827   $12,067
                                      =======   =======   =======   =======   =======

Net income                            $ 7,264   $ 8,497   $ 4,351   $ 3,621   $ 8,244
                                      =======   =======   =======   =======   =======

Net income allocated to:
    Managing Partner                  $ 1,731   $ 2,102   $ 1,269   $ 1,061   $ 1,967
    Investing Partners                  5,533     6,395     3,082     2,560     6,277
                                      -------   -------   -------   -------   -------

                                      $ 7,264   $ 8,497   $ 4,351   $ 3,621   $ 8,244
                                      =======   =======   =======   =======   =======

Net income per Investing
    Partner Unit                      $ 4,922   $ 5,654   $ 2,707   $ 2,193   $ 5,260
                                      =======   =======   =======   =======   =======

Cash distributions per
    Investing Partner Unit            $ 4,000   $ 5,750   $ 3,500   $ 1,500   $ 4,500
                                      =======   =======   =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's net income and net income per Investing Partner Unit decreased in 2001 due to lower oil and gas production and lower oil prices. Natural depletion on the Partnership's aging properties drove the 26 percent decline in daily gas volumes and five percent drop in daily oil production from last year. Distributions per Investing Partner Unit in 2001 also decreased as a result of the lower production and oil prices.

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $7.3 million for 2001 versus $8.5 million in 2000. Net income per Investing Partner Unit declined from $5,654 in 2000 to $4,922 in 2001. Lower oil and gas production and oil prices during 2001 drove the decline in net income and net income per unit from 2000.

     Revenues decreased from $12.5 million in 2000 to $10.4 million in 2001. The 17 percent decline primarily reflected the decline in production and oil prices during 2001. Interest income earned by the Partnership on short-term cash investments declined from last year primarily due to lower interest rates in 2001. Natural gas sales accounted for 72 percent of the Partnership's total revenue in 2001, compared to 71 percent during 2000. The Partnership is not in a position to predict future oil and gas prices.

     The Partnership's oil and gas production volume and price information is summarized in the following table:

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                      -----------------------------------       INCREASE
                                                           2001               2000             (DECREASE)
                                                      ----------------   ----------------    ----------------
          Gas volumes - Mcf per day                        4,672              6,337                (26%)
          Average gas price - per Mcf                    $  4.42            $  3.81                 16%
          Oil volume - barrels per day                       307                324                 (5%)
          Average oil price - per barrel                 $ 24.99            $ 30.16                (17%)

     Declines in oil and gas production can be expected in future years due to normal depletion. It is not anticipated that the Partnership will acquire any additional exploratory leases or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests.

2001 COMPARED TO 2000

OIL AND GAS SALES

     Natural gas sales for 2001 of $7.5 million declined 15 percent from 2000 as lower gas production more than offset the impact of higher gas prices. Gas production in 2001 decreased by 26 percent when compared to 2000, negatively impacting sales by $2.7 million. Production decreases in 2001 were due to natural production declines impacting all of the Partnership's properties. These decreases were partially offset by production added from drilling projects at South Timbalier 295 during 2001. The Partnership's average realized gas price increased $.61 per Mcf from last year, positively impacting sales by $1.4 million. While the Partnership's average gas price was up from a year ago, natural gas prices trended downward during most of 2001, and the Partnership realized its lowest gas prices of 2001 during the fourth quarter.

     The Partnership's crude oil sales for 2001 totaled $2.8 million, a 22 percent decrease from 2000. The average realized price for 2001 decreased $5.17 per barrel, or 17 percent, when compared to the $30.16 per barrel realized last year. Oil production in 2001 declined five percent from a year ago due to natural depletion.

     During December 2001, the operator of North Padre Island 969, Apache and the Partnership shut-in production from the North Padre Island field due to a dispute with a pipeline company on increased fees charged for the transportation of natural gas. Apache and the operator are currently negotiating with the Federal Energy Regulatory

Commission and the pipeline company on acceptable transportation rates. During the fourth quarter of 2001, production from East Cameron 60 was shut-in due to increased water production from the field. The operator of the field is currently reviewing workover or recompletion options. The results of the pipeline fee negotiations and the evaluation of the East Cameron 60 field may negatively impact future production rates, net income and cash flow.

     Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. At December 31, 2001, South Timbalier Block 295 accounted for approximately 66 percent of the Partnership's projected remaining equivalent proved reserves and 61 percent of discounted future net cash flows relating to proved reserves.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent during 2001. The DD&A rate decreased from last year as a result of reserve additions recognized in 2001. Overall, the 2001 DD&A expense of $2 million decreased approximately $.9 million when compared to 2000.

     Lease operating expense during 2001 of $.6 million increased by approximately $.1 million from last year due to higher repair and maintenance costs in 2001. Administrative expense declined 11 percent from last year, falling to slightly less than $.5 million in 2001.

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

OPERATING EXPENSES

     The Partnership's DD&A rate, expressed as a percentage of oil and gas sales, was approximately 24 percent during 2000, down from 1999. The decrease in the DD&A rate was a result of reserve additions and favorable reserve revisions recognized in 2000. Overall, the Partnership's 2000 DD&A expense of $3 million decreased approximately $.1 million from 1999.

     Lease operating expense of $.5 million declined by approximately $.1 million during 2000 when compared to 1999 due to lower repair and maintenance costs and the receipt of an audit exception refund from an outside operator in 2000. Administrative expense declined slightly from 1999.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt at December 31, 2001.

     During 2001, the Partnership's oil and gas property additions totaled $3 million. These additions primarily related to drilling projects at South Timbalier 295, the construction of an additional production platform at South Timbalier 295 and recompletion projects in three fields. During 2001, the Partnership participated in drilling four development wells at South Timbalier 295, all of which were completed as producing wells. The Partnership participated in recompletion projects during 2001 at South Timbalier 295, Matagorda Island 681/682 and at East Cameron 60. Additions to oil and gas properties totaled $3.9 million and $1.4 million in 2000 and 1999, respectively.

     The Partnership anticipates capital expenditures will total approximately $2 million in 2002, based on preliminary information provided by the operators of the properties in which the Partnership owns interests. The anticipated capital expenditures relate primarily to drilling and recompletion activity at South Timbalier Block 295. Additional capital expenditures may be proposed by the operators in the future. Estimates of future capital expenditures may also change based on realized oil and gas prices, drilling results and the cost charged by service providers.

     During 2001, the Partnership paid distributions to Investing Partners totaling approximately $4.5 million or $4,000 per Unit. The per Unit distribution in 2001 declined 30 percent from a year ago due to the decline in the Partnership's revenues in 2001. Apache, as Managing Partner, will review the possibility of distributions in 2002 given current revenues and available cash balances. Due to the low oil and gas prices currently being realized by the Partnership and planned capital expenditures at South Timbalier 295, the Partnership is not expected to make a cash distribution during the first half of 2002. Distributions during the second half of 2002 and future years will be dependent on actual and expected production levels, realized and expected oil and gas prices, anticipated capital expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     The Partnership estimates that its share of future dismantlement and abandonment costs will total approximately $1 million. These expenditures will be funded by future cash flows from operations and cash held by the Partnership.

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2001, the first right of presentment offer of $9,928 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2000 valuation date. The second right of presentment offer of $10,460 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 2001. As a result, the Partnership acquired 18.2 Units for a total of $195,221 in cash. In 2000 and 1999, Investing Partners were paid $34,831 and $69,386, respectively, for a total of 12.5 Units.

     There will be two rights of presentment in 2002, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $10.2 million for 2001. Net cash provided by operating activities in 2001 decreased $1 million, or nine percent, from a year ago due to declines in oil and gas production and oil prices. Future operating cash flows will be influenced by oil and gas prices and production which cannot be predicted.

     The Partnership's future financial condition and results of operations will largely depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand and the price and availability of alternative fuels. With natural gas accounting for 72 percent of the Partnership's 2001 production and 57 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

ITEM 7A. MARKET RISK

COMMODITY RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. During 2001, monthly oil price realizations ranged from a low of $18.28 per barrel to a high of $30.45 per barrel. Gas price realizations ranged from a monthly low of $1.99 per Mcf to a monthly high of $10.13 per Mcf during the same period. Both oil and gas prices trended downward during most of 2001, with the Partnership realizing its highest prices of the year in the first quarter and its lowest prices in the fourth quarter. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
Report of Independent Public Accountants.............................................................           13

Statement of Consolidated Income for each of the three years in the period ended December 31, 2001...           14

Statement of Consolidated Cash Flows for each of the three years in the period ended
    December 31, 2001 ...............................................................................           15

Consolidated Balance Sheet as of December 31, 2001 and 2000..........................................           16

Statement of Consolidated Changes in Partners' Capital for each of the three years in the period
    ended December 31, 2001..........................................................................           17

Notes to Consolidated Financial Statements...........................................................           18

Supplemental Oil and Gas Disclosures.................................................................           25

Supplemental Quarterly Financial Data................................................................           27

Schedules -

     All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Apache Offshore Investment Partnership:

     We have audited the accompanying consolidated balance sheet of Apache Offshore Investment Partnership (a Delaware general partnership) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                              ARTHUR ANDERSEN LLP


Houston, Texas
March 1, 2002

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                        STATEMENT OF CONSOLIDATED INCOME

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                  2001          2000          1999
                                               -----------   -----------   -----------
REVENUES:
    Oil and gas sales                          $10,346,629   $12,416,857   $ 8,521,418
    Interest income                                 75,126       123,820        92,084
                                               -----------   -----------   -----------

                                                10,421,755    12,540,677     8,613,502
                                               -----------   -----------   -----------

OPERATING EXPENSES:
    Depreciation, depletion and amortization     2,042,461     2,971,525     3,044,474
    Lease operating costs                          635,049       532,433       673,216
    Administrative                                 480,000       540,000       544,760
                                               -----------   -----------   -----------

                                                 3,157,510     4,043,958     4,262,450
                                               -----------   -----------   -----------

NET INCOME                                     $ 7,264,245   $ 8,496,719   $ 4,351,052
                                               ===========   ===========   ===========

NET INCOME ALLOCATED TO:
    Managing Partner                           $ 1,730,985   $ 2,102,310   $ 1,268,895
    Investing Partners                           5,533,260     6,394,409     3,082,157
                                               -----------   -----------   -----------

                                               $ 7,264,245   $ 8,496,719   $ 4,351,052
                                               ===========   ===========   ===========

NET INCOME PER INVESTING PARTNER UNIT          $     4,922   $     5,654   $     2,707
                                               ===========   ===========   ===========

WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                              1,124.1       1,130.9       1,138.4
                                               ===========   ===========   ===========


               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                      2001              2000               1999
                                                                 --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $    7,264,245    $    8,496,719    $    4,351,052
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization                         2,042,461         2,971,525         3,044,474
     Changes in operating assets and liabilities:
       (Increase) decrease in accrued revenues receivable               731,343          (388,472)          662,173
       Increase (decrease) in accrued operating
         expenses                                                        27,400           (87,287)           73,704
       Increase (decrease) in payable to Apache Corporation             125,507           192,624           128,658
                                                                 --------------    --------------    --------------

     Net cash provided by operating activities                       10,190,956        11,185,109         8,260,061
                                                                 --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                               (3,030,327)       (3,882,050)       (1,376,072)
   Proceeds from sales of oil and gas properties                             --                --           211,426
   Increase (decrease) in accrued development costs                     (96,442)          (85,851)            4,931
                                                                 --------------    --------------    --------------

     Net cash used in investing activities                           (3,126,769)       (3,967,901)       (1,159,715)
                                                                 --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                     (195,221)          (34,831)          (69,386)
   Distributions to Investing Partners                               (4,501,620)       (6,500,003)       (3,979,221)
   Distributions to Managing Partner, net                            (1,926,838)       (1,988,308)       (1,627,876)
                                                                 --------------    --------------    --------------

     Net cash used in financing activities                           (6,623,679)       (8,523,142)       (5,676,483)
                                                                 --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          440,508        (1,305,934)        1,423,863

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                            1,442,878         2,748,812         1,324,949
                                                                 --------------    --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $    1,883,386    $    1,442,878    $    2,748,812
                                                                 ==============    ==============    ==============


               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET


                                                                                DECEMBER 31,
                                                                     --------------------------------
                                                                         2001               2000
                                                                     --------------    --------------

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                        $    1,883,386    $    1,442,878
    Accrued revenues receivable                                             292,955         1,024,298
                                                                     --------------    --------------

                                                                          2,176,341         2,467,176
                                                                     --------------    --------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                   176,408,723       173,378,396
    Less - Accumulated depreciation, depletion and amortization        (169,172,554)     (167,130,093)
                                                                     --------------    --------------

                                                                          7,236,169         6,248,303
                                                                     --------------    --------------

                                                                     $    9,412,510    $    8,715,479
                                                                     ==============    ==============


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accrued development costs                                        $      414,558    $      511,000
    Accrued operating expenses                                              112,184            84,784
    Payable to Apache Corporation                                           516,762           391,255
                                                                     --------------    --------------

                                                                          1,043,504           987,039
                                                                     --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
    Managing Partner                                                        156,228           352,081
    Investing Partners (1,110.3 and 1,128.5 Units
       outstanding, respectively)                                         8,212,778         7,376,359
                                                                     --------------    --------------

                                                                          8,369,006         7,728,440
                                                                     --------------    --------------

                                                                     $    9,412,510    $    8,715,479
                                                                     ==============    ==============


               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS' CAPITAL


                                         MANAGING       INVESTING
                                         PARTNER         PARTNERS         TOTAL
                                       ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998             $    597,060    $  8,483,234    $  9,080,294

  Distributions, net                     (1,627,876)     (3,979,221)     (5,607,097)

  Repurchase of Partnership Units                --         (69,386)        (69,386)

  Net income                              1,268,895       3,082,157       4,351,052
                                       ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                  238,079       7,516,784       7,754,863

  Distributions, net                     (1,988,308)     (6,500,003)     (8,488,311)

  Repurchase of Partnership Units                --         (34,831)        (34,831)

  Net income                              2,102,310       6,394,409       8,496,719
                                       ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000                  352,081       7,376,359       7,728,440

  Distributions, net                     (1,926,838)     (4,501,620)     (6,428,458)

  Repurchase of Partnership Units                --        (195,221)       (195,221)

  Net income                              1,730,985       5,533,260       7,264,245
                                       ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001             $    156,228    $  8,212,778    $  8,369,006
                                       ============    ============    ============


               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION

     NATURE OF OPERATIONS -

         Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and holds slightly less than five percent of the 1,110.3 Investing Partner Units (Units) outstanding at December 31, 2001. The term "Partnership", as used hereafter, refers to the limited or the general partnership, as the case may be.

         The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased net revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks.

         Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date 42 of those prospects have been surrendered/sold). The Partnership's working interests in the seven remaining venture prospects range from 6.29 percent to 9.44 percent. As of December 31, 2001, the Partnership held a remaining interest in 12 tracts acquired through federal lease sales and two tracts obtained through farmout arrangements.

         The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 72 percent of the Partnership's 2001 production and 57 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     RIGHT OF PRESENTMENT -

         An amendment to the Partnership Agreements adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. During 2001, the Investing Partners sold a total of 18.2 Units to the Partnership for a total of $195,221 in cash. The first right of presentment was based upon a valuation date of December 31, 2000 for a purchase price of $9,928 per Unit, plus interest to the date of payment. The second presentment offer was based on a valuation date of June 30, 2001 for a purchase price of $10,460 per Unit, plus interest to the payment date. During 2000 and 1999, the Partnership paid the Investing Partners $34,831 and $69,386, respectively, to acquire a total of 12.5 Units.

         The Partnership is not in a position to predict how many Units will be presented for repurchase during 2002, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

                 RIGHT OF PRESENTMENT                    TOTAL REPURCHASE                REPURCHASE PRICE
                   VALUATION DATE                              PRICE                          PER UNIT
                 --------------------                    -----------------               ----------------
                 December 31, 1998                       $     10,451,244                 $        8,410
                 June 30, 1999                                 10,812,281                          6,769
                 December 31, 1999                             12,314,303                          8,874
                 June 30, 2000                                 10,934,084                          6,431
                 December 31, 2000                             13,460,392                          9,928
                 June 30, 2001                                 13,984,141                         10,460

     CAPITAL CONTRIBUTIONS -

         A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2001. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,110.3 Units at December 31, 2001.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT PRESENTATION -

         The accounts of the Partnerships are maintained on a tax basis method of accounting in accordance with the Articles of Partnership and methods of reporting allowed for federal income tax purposes.

         The consolidated financial statements included in reports that the Partnership files with the Securities and Exchange Commission (SEC) are required to be prepared in conformity with generally accepted accounting principles. Accordingly, the accompanying consolidated financial statements include adjustments to convert from tax basis to the accrual basis method in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements include the accounts of Apache Offshore Investment Partnership and Apache Offshore Petroleum Limited Partnership after elimination of intercompany balances and transactions.

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

         Given the volatility of oil and gas prices, it is reasonably possible that the Partnership's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

     REVENUE RECOGNITION -

         The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2001 and 2000, the Partnership did not have any liabilities for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership's proved gas reserves at December 31, 2001, 2000 and 1999.

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

     USE OF ESTIMATES -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. See unaudited "Supplemental Oil and Gas Disclosures" below.

     PAYABLE TO APACHE -

         The payable to Apache represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, this amount will be transferred to Apache in the month after the Partnership's transactions are processed and the net results from operations are determined.

     MAINTENANCE AND REPAIRS -

         Maintenance and repairs are charged to expense as incurred. Recompletions and replacements that improve or extend the life of existing properties are capitalized.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3) COMPENSATION TO APACHE

         Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

                                                                               TOTAL REIMBURSED BY THE INVESTING
                                                                            PARTNERS FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                              2001            2000           1999
                                                                           -----------     -----------    ------------
                                                                                         (In thousands)

        a. Apache is reimbursed for general, administrative and
           overhead expenses incurred in connection with the
           management and operation of the Partnership's business          $      384      $      432     $      436
                                                                           ===========     ===========    ============

        b. Apache is reimbursed for development overhead costs
           incurred in the Partnership's operations.  These costs are based on development activities and are capitalized to
           oil and gas properties                                          $      147      $      190     $       73
                                                                           ===========     ===========    ============

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

                                                2001         2000         1999
                                             ----------   ----------   ----------
                                                        (In thousands)

        Oil and Gas Properties

        Balance, beginning of year           $  173,378   $  169,496   $  168,332
        Costs incurred during the year:
          Development -
             Investing Partners                   2,962        3,696        1,367
             Managing Partner                        69          186            9
          Property sales proceeds (1) -
             Investing Partners                      --           --         (191)
             Managing Partner                        --           --          (21)
                                             ----------   ----------   ----------

        Balance, end of year                 $  176,409   $  173,378   $  169,496
                                             ==========   ==========   ==========

(1) The 1999 property sale proceeds reflect the sale of the Partnership's interest in Matagorda Island Block 705 (Roberto Prospect) and the southwest quadrant of North Padre Island Block 976 (Rosita Prospect).

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                    MANAGING    INVESTING
                                                                    PARTNER      PARTNERS      TOTAL
                                                                   ----------   ----------   ----------
                                                                              (In thousands)
        Accumulated Depreciation, Depletion and Amortization

        Balance, December 31, 1998                                 $   20,101   $  141,013   $  161,114
          Provision                                                       197        2,847        3,044
                                                                   ----------   ----------   ----------

        Balance, December 31, 1999                                     20,298      143,860      164,158
          Provision                                                       167        2,805        2,972
                                                                   ----------   ----------   ----------

        Balance, December 31, 2000                                     20,465      146,665      167,130
          Provision                                                       116        1,927        2,043
                                                                   ----------   ----------   ----------

        Balance, December 31, 2001                                 $   20,581   $  148,592   $  169,173
                                                                   ==========   ==========   ==========

         The Partnership's aggregate DD&A expense as a percentage of oil and gas sales for 2001, 2000 and 1999 was 20 percent, 24 percent and 36 percent, respectively.

(5) MAJOR CUSTOMER AND RELATED PARTIES INFORMATION

         Revenues received from major third party customers that exceeded 10 percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.

         Sales to Cinergy Marketing & Trading, LLC accounted for 73 percent, 71 percent, and 74 percent of the Partnership's oil and gas sales in 2001, 2000 and 1999, respectively. In 1998, Apache formed a strategic alliance with Cinergy Corp. (Cinergy) to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) to Cinergy. In July 1998, in connection with the sale of its interest, Apache entered into a gas purchase agreement with Cinergy to market most of Apache's North American natural gas production for 10 years, with an option, after prior notice, to terminate after six years. Apache also sells most of the Partnership's natural gas production to Cinergy under the gas purchase agreement. The prices the Partnership receives for its gas production, in the opinion of Apache, approximate market prices.

         Apache Crude Oil Marketing, Inc., a wholly-owned subsidiary of Apache, purchased oil and condensate from the Partnership which accounted for approximately 26 percent and 12 percent of the Partnership's total oil and gas sales in 2001 and 2000, respectively. The prices the Partnership received for these sales were based on third-party pricing indexes, and in the opinion of Apache, comparable to prices that would have been received from a non-affiliated party.

          Sales of oil and condensate to Williams Energy Marketing & Trading Company accounted for 10 percent of the Partnership's oil and gas sales in 2000. Sales to Plains Petroleum Operating Co. accounted for 26 percent of the Partnership's oil and gas sales in 1999.

         Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $45,147 in 2001, $60,690 in 2000 and $99,319 in 1999 for the Partnership's share of gas. The fees were at the same rates and terms as previously paid to Shell.

         The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(6) FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2001 and 2000 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2001.

(7) COMMITMENTS AND CONTINGENCIES

         Litigation - The Partnership is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Apache's management that all claims and litigation involving the Partnership are not likely to have a material adverse effect on its financial position or results of operations.

         Environmental - The Partnership, as an owner or lessee of interests in oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. Apache maintains insurance coverage on the Partnership's properties, which it believes, is customary in the industry, although it is not fully insured against all environmental risks.

(8) NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Partnership's asset retirement obligations relate primarily to the dismantlement of offshore platforms. The Partnership expects to adopt this new standard effective January 1, 2003. The Partnership is currently evaluating the impact of adopting this new standard and accordingly has not quantified the impact on the consolidated financial statements.

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

     (Oil in Mbbls and gas in MMcf)

                                                         2001                   2000                    1999
                                                 --------------------    --------------------    --------------------
                                                   OIL         GAS         OIL         GAS         OIL         GAS
                                                 --------    --------    --------    --------    --------    --------

      Proved Reserves

        Beginning of year                             883       8,080         687       8,992         832      10,269
          Extensions, discoveries and other
            additions                                 155         697         239         747           4         163
          Revisions of previous estimates             (41)          3          76         661         (27)      1,684
          Production                                 (112)     (1,705)       (119)     (2,320)       (122)     (2,938)
          Sales of reserves in-place                   --          --          --          --          --        (186)
                                                 --------    --------    --------    --------    --------    --------
        End of year                                   885       7,075         883       8,080         687       8,992
                                                 ========    ========    ========    ========    ========    ========
      Proved Developed

        Beginning of year                             736       7,462         613       8,679         792       8,585
                                                 ========    ========    ========    ========    ========    ========
        End of year                                   767       6,685         736       7,462         613       8,679
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

     Discounted Future Net Cash Flows Relating to Proved Reserves

                                                    DECEMBER 31,
                                       --------------------------------------
                                          2001          2000          1999
                                       ----------    ----------    ----------
                                                  (In thousands)

Future cash inflows                    $   36,604    $  104,319    $   37,964
Future production costs                    (4,440)       (3,705)       (3,679)
Future development costs                   (4,937)       (5,958)       (3,540)
                                       ----------    ----------    ----------
Net cash flows                             27,227        94,656        30,745
10 percent annual discount rate            (9,794)      (29,333)       (9,483)
                                       ----------    ----------    ----------
Discounted future net cash flows       $   17,433    $   65,323    $   21,262
                                       ==========    ==========    ==========

          The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2001          2000          1999
                                                         ----------    ----------    ----------
                                                                    (In thousands)

        Sales, net of production costs                   $   (9,712)   $  (11,884)   $   (7,848)
        Net change in prices and production costs           (43,479)       39,718        10,868
        Extensions, discoveries and other additions           2,730         7,644           483
        Development costs incurred                            1,863           933           885
        Revisions of quantities                                (428)        6,016         2,919
        Accretion of discount                                 6,532         2,126         1,373
        Changes in future development costs                     174        (1,799)           24
        Sales of reserves in-place                               --            --          (214)
        Changes in production rates and other                (5,570)        1,307          (956)
                                                         ----------    ----------    ----------
                                                         $  (47,890)   $   44,061    $    7,534
                                                         ==========    ==========    ==========

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                            FIRST      SECOND      THIRD     FOURTH      TOTAL
                                           --------   --------   --------   --------   --------
                                                  (In thousands, except per Unit amounts)

         2001
            Revenues                       $  4,010   $  2,788   $  2,068   $  1,556   $ 10,422
            Expenses                          1,013        767        717        661      3,158
                                           --------   --------   --------   --------   --------
            Net income                     $  2,997   $  2,021   $  1,351   $    895   $  7,264
                                           ========   ========   ========   ========   ========

            Net income allocated to:
               Managing Partner            $    699   $    470   $    333   $    229   $  1,731
               Investing Partner              2,298      1,551      1,018        666      5,533
                                           --------   --------   --------   --------   --------
                                           $  2,997   $  2,021   $  1,351   $    895   $  7,264
                                           ========   ========   ========   ========   ========

            Net income per Investing
              Partner Unit                 $  2,036   $  1,377   $    907   $    602   $  4,922
                                           ========   ========   ========   ========   ========


         2000
            Revenues                       $  2,572   $  3,037   $  3,358   $  3,574   $ 12,541
            Expenses                            938      1,014      1,051      1,041      4,044
                                           --------   --------   --------   --------   --------
            Net income                     $  1,634   $  2,023   $  2,307   $  2,533   $  8,497
                                           ========   ========   ========   ========   ========

            Net income allocated to:
               Managing Partner            $    420   $    506   $    571   $    605   $  2,102
               Investing Partner              1,214      1,517      1,736      1,928      6,395
                                           --------   --------   --------   --------   --------
                                           $  1,634   $  2,023   $  2,307   $  2,533   $  8,497
                                           ========   ========   ========   ========   ========

            Net income per Investing
              Partner Unit                 $  1,072   $  1,340   $  1,537   $  1,705   $  5,654
                                           ========   ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the 2002 annual meeting of shareholders of Apache (the Apache Proxy) is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Apache, as an Investing Partner and the General Partner, owns 53 Units, or
4.8 percent of the outstanding Units of the Partnership, as of December 31, 2001. Directors and officers of Apache own four Units, less than one percent of the Partnership's Units, as of December 31, 2001. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership's outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note (3), "Compensation to Apache" of the Partnership's financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. See Note (5), "Major Customers and Related Parties Information" of the Partnership's financial statements for amounts paid to subsidiaries of Apache, and for other related party information.

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

          10.1   Form of Assignment and Assumption Agreement between Apache
                 Corporation and Apache Offshore Petroleum Limited Partnership
                 (incorporated by reference to Exhibit 10.2 to Partnership's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1992, Commission File No. 0-13546).

          10.2   Joint Venture Agreement, dated as of November 23, 1992, between
                 Apache Corporation and Apache Offshore Petroleum Limited
                 Partnership (incorporated by reference to Exhibit 10.6 to Partnership's Annual Report on Form 10-K for the year ended
                 December 31, 1992, Commission File No. 0-13546).

          10.3   Matagorda Island 681 Field Purchase and Sale Agreement with
                 Option to Exchange, dated November 24, 1992, between Apache
                 Corporation, Shell Offshore, Inc. and SOI Royalties, Inc.
                 (incorporated by reference to Exhibit 10.7 to Partnership's
                 Annual Report on Form 10-K for the year ended December 31,
                 1992, Commission File No. 0-13546).

         *23.1   Consent of Ryder Scott Company, L.P., Petroleum Consultants.

          99.1   Consent statement of the Partnership, dated January 7, 1994
                 (incorporated by reference to Exhibit 99.1 to Partnership's
                 Annual Report on Form 10-K for the year ended December 31,
                 1993, Commission File No. 0-13546).

          99.2 Proxy statement to be dated on or about March 29, 2002, relating to the 2002 annual meeting of shareholders of Apache
                 Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

         *99.3 Notification letter to the Commission from Apache Corporation, dated March 21, 2002, pursuant to Temporary Note 3T to
                 Regulation S-X.

                 *Filed herewith.

  b. Reports filed on Form 8-K.

     No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APACHE OFFSHORE INVESTMENT PARTNERSHIP

                                       By:  Apache Corporation, General Partner


Date:   March 21, 2002                 By: /s/ Raymond Plank
                                           ------------------------------------
                                           Raymond Plank,
                                           Chairman and Chief Executive Officer

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

                    NAME                                              TITLE                               DATE
--------------------------------------------          ----------------------------------------       ----------------
/s/ Raymond Plank                                     Chairman and Chief Executive                   March 21, 2002
--------------------------------------------            Officer (Principal Executive Officer)
Raymond Plank

/s/ Roger B. Plank                                    Executive Vice President and Chief             March 21, 2002
--------------------------------------------            Financial Officer (Principal Financial
Roger B. Plank                                          Officer)

/s/ Thomas L. Mitchell                                Vice President and Controller                  March 21, 2002
--------------------------------------------            (Principal Accounting Officer)
Thomas L. Mitchell


                    NAME                                              TITLE                               DATE
--------------------------------------------          ----------------------------------------        --------------

/s/ Frederick M. Bohen                                 Director                                       March 21, 2002
--------------------------------------------
Frederick M. Bohen

/s/ G. Steven Farris                                   Director                                       March 21, 2002
--------------------------------------------
G. Steven Farris

/s/ Randolph M. Ferlic                                 Director                                       March 21, 2002
--------------------------------------------
Randolph M. Ferlic

/s/ Eugene C. Fiedorek                                 Director                                       March 21, 2002
--------------------------------------------
Eugene C. Fiedorek

/s/ A. D. Frazier, Jr.                                 Director                                       March 21, 2002
--------------------------------------------
A. D. Frazier, Jr.

/s/ John A. Kocur                                      Director                                       March 21, 2002
--------------------------------------------
John A. Kocur

/s/ George D. Lawrence Jr.                             Director                                       March 21, 2002
--------------------------------------------
George D. Lawrence Jr.

/s/ Mary Ralph Lowe                                    Director                                       March 21, 2002
--------------------------------------------
Mary Ralph Lowe

/s/ F. H. Merelli                                      Director                                       March 21, 2002
--------------------------------------------
F. H. Merelli

/s/ Rodman D. Patton                                   Director                                       March 21, 2002
--------------------------------------------
Rodman D. Patton

/s/ Charles J. Pitman                                  Director                                       March 21, 2002
--------------------------------------------
Charles J. Pitman

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

          10.1   Form of Assignment and Assumption Agreement between Apache
                 Corporation and Apache Offshore Petroleum Limited Partnership
                 (incorporated by reference to Exhibit 10.2 to Partnership's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1992, Commission File No. 0-13546).

          10.2   Joint Venture Agreement, dated as of November 23, 1992, between
                 Apache Corporation and Apache Offshore Petroleum Limited
                 Partnership (incorporated by reference to Exhibit 10.6 to Partnership's Annual Report on Form 10-K for the year ended
                 December 31, 1992, Commission File No. 0-13546).

          10.3   Matagorda Island 681 Field Purchase and Sale Agreement with
                 Option to Exchange, dated November 24, 1992, between Apache
                 Corporation, Shell Offshore, Inc. and SOI Royalties, Inc.
                 (incorporated by reference to Exhibit 10.7 to Partnership's
                 Annual Report on Form 10-K for the year ended December 31,
                 1992, Commission File No. 0-13546).

         *23.1   Consent of Ryder Scott Company, L.P., Petroleum Consultants.

          99.1   Consent statement of the Partnership, dated January 7, 1994
                 (incorporated by reference to Exhibit 99.1 to Partnership's
                 Annual Report on Form 10-K for the year ended December 31,
                 1993, Commission File No. 0-13546).

          99.2 Proxy statement to be dated on or about March 29, 2002, relating to the 2002 annual meeting of shareholders of Apache
                 Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

         *99.3 Notification letter to the Commission from Apache Corporation, dated March 21, 2002, pursuant to Temporary Note 3T to
                 Regulation S-4.

                 *Filed herewith.