Form 10-Q
period 2002-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2002-05-14
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2002

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


                                                  FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                              ---------------------------
                                                  2002           2001
                                              ------------   ------------
REVENUES:
   Oil and gas sales                          $  1,312,515   $  3,992,734
   Interest income                                   5,428         17,089
                                              ------------   ------------

                                                 1,317,943      4,009,823
                                              ------------   ------------

EXPENSES:
   Depreciation, depletion and amortization        389,926        741,789
   Lease operating expense                         175,153        136,395
   Administrative                                  115,000        135,000
                                              ------------   ------------

                                                   680,079      1,013,184
                                              ------------   ------------

NET INCOME                                    $    637,864   $  2,996,639
                                              ============   ============

NET INCOME ALLOCATED TO:
   Managing Partner                           $    193,233   $    698,709
   Investing Partners                              444,631      2,297,930
                                              ------------   ------------

                                              $    637,864   $  2,996,639
                                              ============   ============

NET INCOME PER INVESTING PARTNER UNIT         $        400   $      2,036
                                              ============   ============


WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                               1,110.3        1,128.5
                                              ============   ============



                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $    637,864    $  2,996,639
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                        389,926         741,789
         Changes in operating assets and liabilities:
             Decrease in accrued revenues receivable                      52,743         140,275
             Increase (decrease) in accrued operating expenses           (44,292)         33,651
             Increase (decrease) in payable to Apache Corporation       (225,226)       (389,176)
                                                                    ------------    ------------

         Net cash provided by operating activities                       811,015       3,523,178
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                  (799,023)       (462,132)
   Non-cash portion of oil and gas property additions                   (251,397)       (136,000)
                                                                    ------------    ------------

         Net cash used in investing activities                        (1,050,420)       (598,132)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Investing Partners                                        --      (2,256,977)
   Distributions to Managing Partner, net                               (181,096)       (313,978)
                                                                    ------------    ------------

         Net cash used in financing activities                          (181,096)     (2,570,955)
                                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (420,501)        354,091

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,883,386       1,442,878
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  1,462,885    $  1,796,969
                                                                    ============    ============



                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                    MARCH 31,       DECEMBER 31,
                                                                      2002              2001
                                                                 --------------    --------------
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $    1,462,885    $    1,883,386
   Accrued revenues receivable                                          240,212           292,955
                                                                 --------------    --------------

                                                                      1,703,097         2,176,341
                                                                 --------------    --------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                177,207,746       176,408,723
   Less - Accumulated depreciation, depletion and amortization     (169,562,480)     (169,172,554)
                                                                 --------------    --------------

                                                                      7,645,266         7,236,169
                                                                 --------------    --------------

                                                                 $    9,348,363    $    9,412,510
                                                                 ==============    ==============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued exploration and development                           $      163,161    $      414,558
   Accrued operating expenses                                            67,892           112,184
   Payable to Apache Corporation                                        291,536           516,762
                                                                 --------------    --------------

                                                                        522,589         1,043,504
                                                                 --------------    --------------

PARTNERS' CAPITAL:
   Managing Partner                                                     168,365           156,228
   Investing Partners (1,110.3 units outstanding)                     8,657,409         8,212,778
                                                                 --------------    --------------

                                                                      8,825,774         8,369,006
                                                                 --------------    --------------

                                                                 $    9,348,363    $    9,412,510
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


2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2002 of $8,686 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2002, based on a valuation date of December 31, 2001. The Partnership is not in a position to predict how many Units will be presented for repurchase under the April 2002 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase all Units presented. The Investing Partners have until May 24, 2002 to offer their Units under the current right of presentment. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

3.   NEW ACCOUNTING PRONOUCEMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $.6 million in the first quarter of 2002, versus $3 million in the prior year period. Net income per Investing Partner Unit decreased 80 percent, from $2,036 to $400 per Unit. Lower oil and natural gas prices and natural gas production during the first quarter of 2002 contributed to the declines in net income and net income per Investing Partner Unit.

     Revenues decreased 67 percent, from $4 million in the first quarter of 2001 to $1.3 million in the first quarter of 2002. Natural gas sales represented 56 percent of the Partnership's total revenues during the first quarter of 2002, compared to 81 percent during the first quarter of 2001.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                     -----------------------      INCREASE
                                        2002         2001        (DECREASE)
                                     ----------   ----------     ----------
Gas volume - Mcf per day                  3,436        4,862         (29)%
Average gas price - per Mcf          $     2.38   $     7.45         (68)%
Oil volume - barrels per day                310          288           8%
Average oil price - per barrel       $    20.64   $    28.37         (27)%


FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     Natural gas production revenues for the first quarter of 2002 totaled $.7 million, down 77 percent from the first quarter of 2001. Natural gas prices for the first quarter of 2002 decreased 68 percent compared to the year-earlier period, dropping to $2.38 per Mcf in the current quarter. The $5.07 per Mcf decline in gas prices from a year ago reduced sales by approximately $2.2 million. Natural gas volumes on a daily basis decreased 29 percent from a year ago as production continued to decline on the Partnership's aging properties. Production fell most significantly at Matagorda 681/682 and South Pass 83 due to natural depletion. Production also fell at North Padre Island 969 as production was shut-in for a dispute with a pipeline company on increased fees charged for the transportation of natural gas.

     The Partnership's crude oil production revenues for the first quarter of 2002 totaled $.6 million, a 21 percent decrease from the first quarter of 2001. An eight percent increase in oil production was more than offset by the impact of a $7.73 per barrel decline in average realized oil prices from a year ago. Oil production increased from last year due to new wells added at South Timbalier 295 during the second half of 2001 and a recompletion at Ship Shoal 259 in 2001.

     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. At December 31, 2001, South Timbalier Block 295 accounted for approximately 66 percent of the Partnership's projected remaining equivalent proved reserves and 61 percent of discounted future net cash flows relating to proved reserves.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 30 percent during the first quarter of 2002 compared to 19 percent during the same period in 2001.

     Lease operating expense (LOE) in the first quarter of 2002 increased 28 percent from the first quarter of 2001 due to higher repair and maintenance costs in the current quarter.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $.8 million for the first three months of 2002. Net cash provided by operating activities in the first quarter of 2002 was down 77 percent from a year ago due to the decreases in oil and gas prices and lower natural gas production. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first three months of 2002, the Partnership's oil and gas property additions totaled $.8 million as the Partnership continued to participate in drilling at South Timbalier Block 295. Current expenditures were primarily for drilling costs on the South Timbalier B-2 and B-3 wells. Neither well had been completed as of the end of the first quarter. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1 million for the remainder of 2002, primarily for drilling and recompletions at South Timbalier Block 295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made no distributions to Investing Partners during the first quarter of 2002 due to low oil and gas price realizations during the quarter and the comparatively high level of capital cost from drilling activities. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2002 of $8,686 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2002, based on a valuation date of December 31, 2001. The Partnership is not in a position to predict how many Units will be presented for repurchase under the April 2002 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Investing Partners have until May 24, 2002 to offer their Units under the current right of presentment. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.


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

COMMODITY RISK

     The Partnerships's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during 2001 or the first three months of 2002.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits - None.

         b.   Reports filed on Form 8-K.

              The following current report on Form 8-K was filed by the Partnership during the fiscal quarter ended March 31, 2002:

              Item 4 - Changes in Registrant's Certifying Accountant - dated March 29, 2002, filed April 2, 2002.

              On March 29, 2002, Apache Corporation, the sole General Partner of the Partnership, determined (i) not to engage Arthur Andersen LLP to act as the Partnership's independent public accountants and
              (ii) to engage Ernst & Young LLP to serve as the Partnership's independent public accountants for the fiscal year ending December 31, 2002.

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


                                       APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                       By: Apache Corporation, General Partner



Dated: May 13, 2002                    /s/ Roger B. Plank
                                       -----------------------------------------
                                       Roger B. Plank
                                       Executive Vice President and Chief
                                       Financial Officer


Dated: May 13, 2002                    /s/ Thomas L. Mitchell
                                       -----------------------------------------
                                       Thomas L. Mitchell
                                       Vice President and Controller
                                       (Chief Accounting Officer)