Form 10-Q
period 2002-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2002-08-14
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002

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
                                   (UNAUDITED)


                                                            FOR THE QUARTER                FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ------------------------------   ------------------------------
                                                         2002            2001             2002            2001
                                                     --------------  --------------   --------------  --------------
REVENUES:
    Oil and gas sales                                $   1,750,257   $   2,765,540    $   3,062,772   $   6,758,274
    Interest income                                          4,930          22,977           10,358          40,066
                                                     --------------  --------------   --------------  --------------

                                                         1,755,187       2,788,517        3,073,130       6,798,340
                                                     --------------  --------------   --------------  --------------

EXPENSES:
    Depreciation, depletion and amortization               598,747         490,398          988,673       1,232,187
    Lease operating expense                                150,186         150,386          325,339         286,781
    Administrative                                         115,000         126,000          230,000         261,000
                                                     --------------  --------------   --------------  --------------

                                                           863,933         766,784        1,544,012       1,779,968
                                                     --------------  --------------   --------------  --------------

NET INCOME                                           $     891,254   $   2,021,733    $   1,529,118   $   5,018,372
                                                     ==============  ==============   ==============  ==============

NET INCOME ALLOCATED TO:
    Managing Partner                                 $     260,352   $     470,456    $     453,585   $   1,169,165
    Investing Partners                                     630,902       1,551,277        1,075,533       3,849,207
                                                     --------------  --------------   --------------  --------------

                                                     $     891,254   $   2,021,733    $   1,529,118   $   5,018,372
                                                     ==============  ==============   ==============  ==============

NET INCOME PER INVESTING PARTNER UNIT                $         570   $       1,377    $         970   $       3,414
                                                     ==============  ==============   ==============  ==============

WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                                      1,106.8         1,126.4          1,108.5         1,127.5
                                                     ==============  ==============   ==============  ==============

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------------------
                                                                                 2002                     2001
                                                                          -----------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $     1,529,118          $     5,018,372
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                                988,673                1,232,187
          Changes in operating assets and liabilities:
              (Increase) decrease in accrued revenues receivable                  (52,203)                 582,633
              Increase (decrease) in accrued operating expenses payable           (47,027)                  36,549
              (Increase) decrease in receivable from/payable to
                  Apache Corporation                                             (201,284)                (665,131)
                                                                          -----------------        -----------------

          Net cash provided by operating activities                             2,217,277                6,204,610
                                                                          -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                        (1,731,688)                (872,601)
    Non-cash portion of oil and gas property additions                           (151,937)                (388,000)
                                                                          -----------------        -----------------

          Net cash used in investing activities                                (1,883,625)              (1,260,601)
                                                                          -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of Partnership Units                                              (134,477)                 (64,226)
    Distributions to Investing Partners                                                --               (2,256,977)
    Distributions to Managing Partner, net                                       (469,396)              (1,321,014)
                                                                          -----------------        -----------------

          Net cash used in financing activities                                  (603,873)              (3,642,217)
                                                                          -----------------        -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (270,221)               1,301,792

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    1,883,386                1,442,878
                                                                          -----------------        -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     1,613,165          $     2,744,670
                                                                          =================        =================

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                               JUNE 30,                DECEMBER 31,
                                                                                2002                      2001
                                                                          -----------------        -----------------
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                             $     1,613,165          $     1,883,386
    Accrued revenues receivable                                                   345,158                  292,955
                                                                          -----------------        -----------------

                                                                                1,958,323                2,176,341
                                                                          -----------------        -----------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                         178,140,411              176,408,723
    Less - Accumulated depreciation, depletion and amortization              (170,161,227)            (169,172,554)
                                                                          -----------------        -----------------

                                                                                7,979,184                7,236,169
                                                                          -----------------        -----------------

                                                                          $     9,937,507          $     9,412,510
                                                                          =================        =================

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accrued exploration and development                                   $       262,621          $       414,558
    Accrued operating expenses payable and other                                   65,157                  112,184
    Payable to Apache Corporation                                                 315,478                  516,762
                                                                          -----------------        -----------------

                                                                                  643,256                1,043,504
                                                                          -----------------        -----------------

PARTNERS' CAPITAL:
    Managing Partner                                                              140,417                  156,228
    Investing Partners (1,095.2 and 1,110.3 units outstanding,
       respectively)                                                            9,153,834                8,212,778
                                                                          -----------------        -----------------

                                                                                9,294,251                8,369,006
                                                                          -----------------        -----------------

                                                                          $     9,937,507          $     9,412,510
                                                                          =================        =================


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


2. RIGHT OF PRESENTMENT

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2002 of $8,686 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2002, based on a valuation date of December 31, 2001. As a result, the Partnership purchased 15.1 Units in June 2002 for a total of $134,477. Investing partners will have a second right of presentment during the fourth quarter of 2002, based on a valuation date of June 30, 2002.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2002 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income in the second quarter of 2002 of $.9 million, down 56 percent from the prior year period due to lower oil and gas prices and production. Net income per Investing Partner Unit decreased 59 percent, from $1,377 per Unit to $570 per Unit.

     For the first half of 2002, net income totaled $1.5 million, or $970 per Investing Partner Unit, down 70 percent and 72 percent, respectively, from $5 million, or $3,414 per Unit, in the same period last year. The decreases were attributable to lower prices and decreases in gas production in 2002.

     Revenues for the quarter decreased 37 percent, falling from $2.8 million in the second quarter of 2001 to $1.8 million in the second quarter of 2002. For the first six months of 2002, revenues decreased 55 percent to $3.1 million. Natural gas sales accounted for 59 percent of the Partnership's total revenues during the first half of 2002 compared to 78 percent during the first half of 2001.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):


                                      FOR THE QUARTER ENDED JUNE 30,              FOR THE SIX MONTHS ENDED JUNE 30,
                                  --------------------------------------      ----------------------------------------
                                                                INCREASE                                    INCREASE
                                      2002          2001       (DECREASE)         2002          2001       (DECREASE)
                                  ------------  ------------  ------------    ------------  ------------  ------------
Gas volume - Mcf per day              3,414         4,677         (27%)           3,425         4,769         (28%)
Average gas price - per Mcf           $3.44         $4.72         (27%)           $2.91         $6.10         (52%)
Oil volume - barrels per day            297           312          (5%)             304           300           1%
Average oil price - per barrel       $25.20        $26.58          (5%)          $22.88        $27.44         (17%)


SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

     Natural gas production revenues for the second quarter of 2002 totaled $1.1 million, down 47 percent from the second quarter of 2001. Natural gas prices decreased 27 percent for the second quarter of 2002 compared to the year-earlier period, dropping to $3.44 per Mcf. Natural gas volumes for the quarter declined 27 percent from a year ago due largely to natural production declines at South Pass 83. Production also fell at North Padre Island 969 as production was shut-in for a dispute with a pipeline company on increased fees charged for the transportation of natural gas. Gas production at South Timbalier 295 was even with the second quarter of 2001 as production added through drilling during the second half of 2001 and first half of 2002 offset the impact of natural depletion. As a result of drilling at South Timbalier 295 during 2002, the Partnership brought the B-3 well on production in early May, and the B-2 well on production on June 10th. The Partnership had previously brought the South Timbalier 295 B-1 well on production in December 2001.

     The Partnership's crude oil production revenues for the second quarter of 2002 totaled $681,000, a 10 percent decrease from the second quarter of 2001. The decrease in oil sales was attributable to a five percent decline in both the Partnership's average realized oil price and crude oil production. Production added through drilling at South Timbalier 295 partially offset natural depletion on the Partnership's properties.

YEAR-TO-DATE 2002 COMPARED TO YEAR-TO-DATE 2001

     Gas sales for the first half of 2002 of $1.8 million decreased $3.5 million, or 66 percent, when compared to the same period in 2001. The Partnership's average realized gas prices decreased $3.19 per Mcf when compared with the first six months of 2001, negatively impacting sales by $2.8 million. Daily gas production for the first half of 2002 also decreased 28 percent when compared to the same period in 2001, negatively impacting revenues by $.7 million. Production decreases in 2002 were primarily due to natural declines in production.

     For the six months ended June 30, 2002, oil sales decreased 16 percent to $1.3 million when compared to the same period last year. The Partnership's oil sales revenues were unfavorably impacted by a 17 percent decrease in average realized oil price, partially offset by a one percent increase in daily oil production. Production added through drilling at South Timbalier 295 during the second half of 2001 and first half of 2002 more than offset the impact of natural depletion.

     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 34 percent during the second quarter of 2002 compared to 18 percent during the same period in 2001. For the first six months, the Partnership's DD&A rate increased from 18 percent in 2001 to 32 percent in the current year.

     Lease operating expense (LOE) in the second quarter 2002 was essentially even with the second quarter 2001. For the first half of 2002, LOE of $.3 million was up 13 percent from a year ago due to higher repair and maintenance cost during the first quarter of 2002.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $2.2 million for the first half of 2002. Net cash provided by operating activities in 2002 was down 64 percent from a year ago primarily due to lower prices and gas production. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first six months of 2002, the Partnership's oil and gas property additions totaled $1.7 million, which primarily related to drilling and recompletion projects at South Timbalier Block 295. The Partnership participated in drilling three wells (B-2, B-3 and B-4) at South Timbalier 295. The B-2 and B-3 wells were brought on production during the second quarter of 2002, and the B-4 well was brought on production after the end of the second quarter. The Partnership anticipates capital expenditures of approximately $.4 million for the remainder of 2002. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made no distributions to Investing Partners during the first six months of 2002 due to low oil and gas price realizations during the first quarter and the comparatively high level of capital cost from drilling activities during the first half. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted. The Partnership anticipates that it will make a distribution to the Investing Partners during the second half of 2002, utilizing a portion of the cash balances currently on hand and cash from operating activities in the third quarter of this year.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2002 of $8,686 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2002, based on a valuation date of December 31, 2001. As a result, the Partnership purchased 15.1 Units in June 2002 for a total of $134,477. Investing partners will have a second right of presentment during the fourth quarter of 2002, based on a valuation date of June 30, 2002.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2002 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.


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


COMMODITY RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2001 or the first six months of 2002.

PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             None.

ITEM 2.      CHANGES IN SECURITIES

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a. Exhibits

                99.1  -  Certification of Chief Executive Officer and Chief
                         Financial Officer

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


                                      APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                      By:   Apache Corporation, General Partner



Dated:    August 12, 2002             /s/ Roger B. Plank
                                      -----------------------------------------
                                      Roger B. Plank
                                      Executive Vice President and Chief
                                      Financial Officer


Dated:    August 12, 2002             /s/ Thomas L. Mitchell
                                      -----------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)