Form 10-Q
period 2002-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2002-11-14
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2002

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

                          YES [X]        NO [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                        STATEMENT OF CONSOLIDATED INCOME
                                   (UNAUDITED)


                                                  FOR THE QUARTER         FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                              -----------------------   -----------------------
                                                 2002         2001         2002        2001
                                              ----------   ----------   ----------   ----------
REVENUES:
   Oil and gas sales                          $1,668,501   $2,064,496   $4,786,809   $8,890,374
   Interest income                                 5,574       25,368       15,932       65,434
                                              ----------   ----------   ----------   ----------

                                               1,674,075    2,089,864    4,802,741    8,955,808
                                              ----------   ----------   ----------   ----------

EXPENSES:
   Depreciation, depletion and amortization      589,566      457,930    1,578,239    1,690,117
   Lease operating expense                       171,870      150,352      497,208      437,133
   Gathering and transportation expense           15,727       21,891       71,264       89,495
   Administrative                                115,000      109,000      345,000      370,000
                                              ----------   ----------   ----------   ----------

                                                 892,163      739,173    2,491,711    2,586,745
                                              ----------   ----------   ----------   ----------

NET INCOME                                    $  781,912   $1,350,691   $2,311,030   $6,369,063
                                              ==========   ==========   ==========   ==========

NET INCOME ALLOCATED TO:
   Managing Partner                           $  244,735   $  332,847   $  698,320   $1,502,012
   Investing Partners                            537,177    1,017,844    1,612,710    4,867,051
                                              ----------   ----------   ----------   ----------

                                              $  781,912   $1,350,691   $2,311,030   $6,369,063
                                              ==========   ==========   ==========   ==========

NET INCOME PER INVESTING PARTNER UNIT         $      490   $      907   $    1,461   $    4,324
                                              ==========   ==========   ==========   ==========

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                             1,095.2      1,122.3      1,104.0      1,125.7
                                              ==========   ==========   ==========   ==========


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         --------------------------
                                                                            2002            2001
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 2,311,030    $ 6,369,063
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                          1,578,239      1,690,117
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable              (56,114)       404,760
             Increase (decrease) in accrued operating expenses payable       (54,281)        22,341
             (Increase) decrease in receivable from/payable to
                 Apache Corporation                                         (298,993)      (563,347)
                                                                         -----------    -----------

         Net cash provided by operating activities                         3,479,881      7,922,934
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                    (2,678,465)    (2,858,034)
   Non-cash portion of oil and gas property additions                       (259,732)       566,398
                                                                         -----------    -----------

         Net cash used in investing activities                            (2,938,197)    (2,291,636)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                          (134,477)       (64,226)
   Distributions to Investing Partners                                            --     (2,256,977)
   Distributions to Managing Partner, net                                   (689,347)    (1,575,551)
                                                                         -----------    -----------

         Net cash used in financing activities                              (823,824)    (3,896,754)
                                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   (282,140)     1,734,544

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               1,883,386      1,442,878
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 1,601,246    $ 3,177,422
                                                                         ===========    ===========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                      2002            2001
                                                                 -------------    -------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $   1,601,246    $   1,883,386
   Accrued revenues receivable                                         349,069          292,955
                                                                 -------------    -------------

                                                                     1,950,315        2,176,341
                                                                 -------------    -------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                               179,087,188      176,408,723
   Less - Accumulated depreciation, depletion and amortization    (170,750,793)    (169,172,554)
                                                                 -------------    -------------

                                                                     8,336,395        7,236,169
                                                                 -------------    -------------

                                                                 $  10,286,710    $   9,412,510
                                                                 =============    =============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Distributions payable                                         $   1,095,189    $          --
   Accrued exploration and development                                 154,826          414,558
   Accrued operating expenses payable and other                         57,903          112,184
   Payable to Apache Corporation                                       217,769          516,762
                                                                 -------------    -------------

                                                                     1,525,687        1,043,504
                                                                 -------------    -------------

PARTNERS' CAPITAL:
   Managing Partner                                                    165,201          156,228
   Investing Partners (1,095.2 and 1,110.3 units outstanding,
      respectively)                                                  8,595,822        8,212,778
                                                                 -------------    -------------

                                                                     8,761,023        8,369,006
                                                                 -------------    -------------

                                                                 $  10,286,710    $   9,412,510
                                                                 =============    =============

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


2. RIGHT OF PRESENTMENT

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2002 of $8,686 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2002, based on a valuation date of December 31, 2001. As a result, the Partnership purchased 15.1 Units in June 2002 for a total of $134,477. A second right of presentment offer for 2002 of $7,362 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 23, 2002, based on a valuation date of June 30, 2002. The Investing Partners have until the close of business on November 22, 2002 to present their Units for repurchase by the Partnership. The Partnership will determine by December 20, 2002, whether or not to accept each Unit offered during this election period.

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


3. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the obligation is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Partnership's asset retirement obligations relate primarily to the dismantlement of offshore platforms. The Partnership expects to adopt this new standard effective January 1, 2003. The Partnership is currently evaluating the impact of adopting this new standard and accordingly has not quantified the impact on the consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income in the third quarter of 2002 of $.8 million, down 42 percent from the prior year period due to lower oil and gas production. Net income for the quarter per Investing Partner Unit decreased 46 percent, from $907 per Unit to $490 per Unit.

     For the nine months of 2002, net income totaled $2.3 million, or $1,461 per Investing Partner Unit, down 64 percent and 66 percent, respectively, from $6.4 million, or $4,324 per Unit, in the same period last year. The decrease in net income was attributable to decreases in oil and gas production and prices in 2002.

     Revenues for the quarter decreased 19 percent, falling from $2.1 million in the third quarter of 2001 to $1.7 million in the third quarter of 2002. For the first nine months of 2002, revenues decreased 46 percent to $4.8 million. Natural gas sales accounted for 58 percent of the Partnership's total revenues during the first nine months of 2002 compared to 74 percent during the first nine months of 2001.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                  FOR THE QUARTER ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------     ---------------------------------------
                                                            INCREASE                                    INCREASE
                                   2002         2001       (DECREASE)        2002          2001        (DECREASE)
                                 ---------   ---------     ----------     ---------     ---------      -----------
Gas volume - Mcf per day             3,094       4,838       (36%)            3,313         4,792         (31%)
Average gas price - per Mcf      $    3.26   $    2.96        10%         $    3.08     $    5.09         (39%)
Oil volume - barrels per day           297         313        (5%)              301           304          (1%)
Average oil price - per barrel   $   27.14   $   25.94         5%         $   24.30     $   26.92         (10%)


THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

     Natural gas production revenues for the third quarter of 2002 totaled $.9 million, down 30 percent from the third quarter of 2001. Natural gas volumes for the quarter declined 36 percent from a year ago due largely to declining production on South Pass 83. North Padre Island 969 returned to production late in third quarter after having been shut-in for a dispute with a pipeline company on increased fees charged for the transportation of natural gas. In September 2002, the Federal Energy Regulatory Commission (FERC) issued a ruling which established an unbundled gathering rate of approximately two cents per Mcf on the North Padre Island system as opposed to the 12 cents per Mcf rate demanded by the pipeline. Natural gas production was also down from a year ago due to production interruptions from Hurricane Isidore during September 2002. Natural gas prices increased 10 percent for the third quarter of 2002 compared to the year-earlier period, offsetting approximately $.1 million of the decline in sales resulting from lower production.

     The Partnership's crude oil production revenues for the third quarter of 2002 totaled $741,000, a one percent decrease from the third quarter of 2001. The decrease in oil sales was attributable to a five percent decline in the Partnership's crude oil production, offset by a five percent increase in average realized oil price. Production added through drilling at South Timbalier 295 was offset by natural depletion and production interruptions attributable to Hurricane Isidore.

YEAR-TO-DATE 2002 COMPARED TO YEAR-TO-DATE 2001

     Gas sales for the nine months of 2002 of $2.8 million decreased $3.9 million, or 58 percent, when compared to the same period in 2001. The Partnership's average realized gas prices decreased $2.01 per Mcf when compared with the nine months of 2001, negatively impacting sales by $2.7 million. Daily gas production for the first nine months of 2002 decreased 31 percent when compared to the same period in 2001, negatively impacting revenues by $1.2 million.

The production decline from a year ago reflected natural depletion at South Pass 83 and shut-in production at North Padre Island 969.

     For the nine months ended September 30, 2002, oil sales decreased 11 percent to $2.0 million when compared to the same period last year. The Partnership's oil sales revenues were unfavorably impacted by a 10 percent decrease in average realized oil price, and a one percent decrease in daily oil production.

     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. Fourth quarter 2002 production will also be impacted by production interruptions from Hurricane Lili, a category 4 storm which blew through the Gulf of Mexico in October.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas production revenues, was approximately 35 percent during the third quarter of 2002 compared to 22 percent during the same period in 2001. For the first nine months, the Partnership's DD&A rate increased from 19 percent in 2001 to 33 percent in the current year.

     Lease operating expense (LOE) in the third quarter 2002 was 14 percent greater than the same quarter a year ago due to increases in repair and maintenance costs. For the first nine months of 2002, LOE of $.5 million was up 14 percent from a year ago due to higher repair and maintenance cost during the first nine months of 2002.

     Oil and gas gathering and transportation costs paid directly by the Partnership are reported as a separate expense on the statement of income. Previously, these costs were netted against oil and gas revenues. The declines in expense for the third quarter and first nine months compared to a year ago reflected lower sales volumes in 2002.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which was $3.5 million for the first nine months of 2002. Net cash provided by operating activities in 2002 was down 56 percent from a year ago primarily due to lower prices and gas production. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment.

     During the first nine months of 2002, the Partnership's oil and gas property additions totaled $2.7 million, which primarily related to drilling and recompletion projects at South Timbalier 295. The Partnership participated in drilling five wells (B-2 through B-6) at South Timbalier 295. The B-2 and B-3 wells were brought on production during the second quarter of 2002, and the B-4 and B-5 wells were brought on production during the third quarter. Drilling was still in progress on the B-6 well as of September 30, 2002 and was delayed subsequent to the end of the quarter by Hurricane Lili. The Partnership anticipates capital expenditures of approximately $.1 million for the remainder of 2002. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     The Partnership made no cash distributions to Investing Partners during the first nine months of 2002 due to low oil and gas price realizations during the first quarter and the comparatively high level of capital cost from drilling activities. The Partnership declared a distribution of $1,000 per Investing Partner unit on September 12, 2002, payable to Unitholders on October 9, 2002. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2002 of $8,686 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2002, based on a valuation date of December 31, 2001. As a result, the Partnership purchased 15.1 Units in June 2002 for a total of $134,477. A second right of presentment offer for 2002 of $7,362 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 23, 2002, based on a valuation date of June 30, 2002. The Investing Partners have until the close of business on November 22, 2002 to present their Units for repurchase by the Partnership. The Partnership will determine by December 20, 2002, whether or not to accept each Unit offered during this election period.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Based on the Partnership's average daily production for the first nine months of 2002, a $1.00 per barrel change in the weighted average price of oil would have increased or decreased revenues for the nine month period by approximately $82,000 and $.10 per Mcf change in the weighted average price of natural gas would have increased or decreased revenues for the nine month period by approximately $90,000. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2001 or the first nine months of 2002.


ITEM 4 - CONTROLS AND PROCEDURES

     The certifying officers of the general partner evaluated the effectiveness of the Partnership's disclosure controls and procedures within the last 90 days preceding the date of this report. Based on that review and as of the date of that evaluation, these officers found the Partnership's disclosure controls to be adequate, providing effective means to insure that the Partnership timely and accurately disclose the information it is required to disclose under applicable laws and regulations. We also made no significant changes in the Partnership's internal controls or any other factors that could affect the Partnership's internal controls since our most recent internal controls evaluation.


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


                                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        By: Apache Corporation, General Partner



Dated:    November 12, 2002             /s/ Roger B. Plank
                                        ---------------------------------------
                                        Roger B. Plank
                                        Executive Vice President and
                                        Chief Financial Officer


Dated:    November 12, 2002             /s/ Thomas L. Mitchell
                                        ---------------------------------------
                                        Thomas L. Mitchell
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                 CERTIFICATIONS



I, Roger B. Plank, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Apache Offshore Investment Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Roger B. Plank
----------------------------------------------------
Roger B. Plank
Executive Vice President and Chief Financial Officer
of Apache Corporation, General Partner


Date: November 12, 2002

                                 CERTIFICATIONS


I, G. Steven Farris, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Apache Offshore Investment Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ G. Steven Farris
----------------------------------------------
G. Steven Farris
President, Chief Executive Officer and
Chief Operating Officer of Apache Corporation,
General Partner


Date: November 12, 2002

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------
  99.1         Certification of Chief Executive Officer and
               Chief Financial Officer