Form 10-K
period 2002-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2003-03-26
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

         Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]


Aggregate market value of the voting and non-voting common equity held by
non-affiliates of registrant as of  June 28, 2002................     $8,713,894


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Apache Corporation's proxy statement relating to its 2003 annual meeting of stockholders have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION


ITEM                                                                                                           PAGE
----                                PART I                                                                     ----

   1.         BUSINESS......................................................................................       1
   2.         PROPERTIES....................................................................................       5
   3.         LEGAL PROCEEDINGS.............................................................................       6
   4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................       6

                                     PART II

   5.         MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED
                   SECURITY HOLDER MATTERS..................................................................       7
   6.         SELECTED FINANCIAL DATA.......................................................................       7
   7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................................................       8
  7A.         MARKET RISK...................................................................................      13
   8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................      14
   9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE......................................................      32

                                    PART III

  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP...........................................      33
  11.         EXECUTIVE COMPENSATION........................................................................      33
  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT...........................................................................      33
  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................      33
  14.         CONTROLS AND PROCEDURES.......................................................................      33

                                     PART IV

  15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................      34


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

     The Partnership does not maintain a website, so we do not make electronic access to our reports filed with the SEC available on or through a website. The Partnership will, however, provide paper copies of these filings, free of charge, to anyone so requesting. Any such requests should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: David Higgins, or by telephone at 713-296-6000.

     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2002, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term "Partnership" refers to either the Investment Partnership or the Limited Partnership, as the case may be.

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

     In November 1992, Apache and the Partnership formed a joint venture to acquire Shell's 92.6 percent working interest in Matagorda Island Blocks 681 and 682 pursuant to a jointly-held contractual preferential right to purchase. Apache and the Partnership previously owned working interests in the blocks equal to 1.109 percent and 6.287 percent, respectively, and net revenue interests of .924 percent and 5.239 percent, respectively. To facilitate the acquisition, Apache and the Partnership contributed all of their interests in Matagorda Island Blocks 681 and 682 to a newly formed joint venture, and Apache contributed $64.6 million ($55.6 million net of purchase price adjustments) to the joint venture to finance the acquisition. The Partnership had neither the cash nor additional financing to fund a proportionate share of the acquisition and participated through an increased net revenue interest in the joint venture.

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

     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs.

     Apache, as Managing Partner, manages the Partnership's operations. Apache uses a portion of its staff and facilities for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative and overhead costs properly allocable to the Partnership.

2002 RESULTS AND BUSINESS DEVELOPMENT

     The Partnership reported net income in 2002 of $3.5 million, or $2,259 per Investing Partner Unit. Natural gas production averaged 3,353 Mcf per day, while oil sales averaged 302 barrels per day. Production added through drilling in 2002 partially offset declines from natural depletion and weather-related downtime.

     During 2002, the Partnership participated in drilling six development wells at South Timbalier 295, with five completed as producing wells. The Partnership continued to participate in recompletion projects to maintain production and enhance recoverable reserves. During 2002, the Partnership participated in four recompletions at South Timbalier 295 and one at Matagorda 681/682.

     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2002, 42 of those prospects have been surrendered or sold.

     As of December 31, 2002, 131 wells have been drilled on the Partnership's seven remaining developed fields. Of the 131 wells, 104 were productive and of those, 52 are currently producing. Two of the Partnership's producing wells are dual completions. The Partnership had, at December 31, 2002, estimated proved oil and gas reserves of 11.4 Bcfe, of which 55 percent was natural gas.

MARKETING

     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. During 2002, the Partnership's spot market gas was purchased primarily by Cinergy Marketing and Trading, LLC. The Partnership's oil and condensate production during 2002 was purchased largely by Apache Crude Oil Marketing, Inc. (ACOM), a wholly-owned subsidiary of Apache.

     In 1998, Apache sold its interest in Producers Energy Marketing LLC (ProEnergy) (a gas marketing company formed by Apache and other natural gas producers) to Cinergy Corp., with ProEnergy being renamed Cinergy Marketing & Trading, LLC (Cinergy). In July 1998, in connection with the sale of its interest, Apache entered into a gas purchase agreement with Cinergy to market most of its U.S. natural gas production for a ten-year period, with an option, after prior notice, to terminate after six years. Apache also sells most of the Partnership's natural gas production to Cinergy under the gas purchase agreement. Since 2001, Apache has been involved in an arbitration proceeding with Cinergy on issues arising from the gas sales agreement. Apache continues to market most of the Partnership's gas production through Cinergy; however, Apache is actively discussing with Cinergy its gas marketing relationship with Cinergy and a resolution of the related disputes. The Partnership does not expect the final resolution of these disputes to have a material effect on its financial position or future gas sales. The prices the Partnership receives for its gas production, in the opinion of Apache, approximate market prices.

     During 2002, ACOM purchased oil and condensate from the Partnership which accounted for approximately 17 percent of the Partnership's total oil and gas sales. The prices the Partnership received for these sales were based on third-party pricing indexes and, in the opinion of Apache, were comparable to prices that would have been received from a non-affiliated party.

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

INVESTORS IN THE PARTNERSHIP'S SECURITIES MAY ENCOUNTER DIFFICULTIES IN OBTAINING, OR MAY BE UNABLE TO OBTAIN, RECOVERIES FROM ARTHUR ANDERSEN WITH RESPECT TO ITS AUDITS OF OUR FINANCIAL STATEMENTS

     On March 14, 2002, the Partnership's previous independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, a jury returned with a guilty verdict against Arthur Andersen following a trial. We are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. On March 29, 2002, the General Partner decided not to engage Arthur Andersen as the Partnership's independent auditors, and engaged Ernst & Young LLP to serve as our new independent auditors for 2002. However, included in this annual report on Form 10-K are financial data and other information for 2001 and 2000 that were audited by Arthur Andersen. Investors in the Partnership's securities may encounter difficulties in obtaining, or be unable to obtain, from Arthur Andersen with respect to its audits of our financial statements relief that may be available to investors under the federal securities laws against auditing firms.

ITEM 2.      PROPERTIES

ACREAGE

     Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's gross and net acreage as of December 31, 2002, is set forth below:

                                                                                 DEVELOPED ACREAGE
                                                                         ----------------------------------
                  LEASE BLOCK                         STATE              GROSS ACRES           NET ACRES
        ----------------------------------           -------             -----------           ------------
        Ship Shoal 258, 259                             LA                    10,141                    638
        South Timbalier 276, 295, 296                   LA                    15,000                  1,063
        North Padre Island 969, 976                     TX                    10,080                    714
        Matagorda Island 681, 682, 683                  TX                    15,840                    742
        South Pass 83                                   LA                     5,000                    339
        East Cameron 60                                 LA                     5,000                    472
        Ship Shoal 201, 202                             LA                    10,000                     --
                                                                         -----------           ------------
                                                                              71,061                  3,968
                                                                         ===========           ============

     At December 31, 2002, the Partnership did not have an interest in any undeveloped acreage.

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2002, is set forth below:

                                                                  GAS                         OIL
                                                         --------------------         -------------------
                 LEASE BLOCK                 STATE         GROSS        NET            GROSS        NET
        -------------------------------     -------      --------------------         -------------------
        Ship Shoal 258, 259                   LA                5         .31               --         --
        South Timbalier 276, 295, 296         LA                1         .07               29       2.05
        North Padre Island 969, 976           TX                7         .50               --         --
        Matagorda Island 681, 682,683         TX                5         .31               --         --
        South Pass 83                         LA                4         .27               --         --
        East Cameron 60                       LA               --          --               --         --
        Ship Shoal 201, 202                   LA               --          --                1         --
                                                         ---------    -------         ---------   -------
                                                               22        1.46               30       2.05
                                                         =========    =======         =========   =======

NET WELLS DRILLED

     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:


                                 NET EXPLORATORY                                NET DEVELOPMENT
     ---------       ---------------------------------------      -------------------------------------------
        YEAR          PRODUCTIVE        DRY          TOTAL         PRODUCTIVE         DRY           TOTAL
     ---------       ------------     -------      ---------      -----------      ----------     -----------
        2002                 --           --              --              .35             .07           .42
        2001                 --           --              --              .28              --           .28
        2000                 --           --              --              .28             .06           .34

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs (including gathering and transportation expense) and average sales prices.


                                     PRODUCTION                                      AVERAGE SALES PRICES
                             -------------------------           AVERAGE         ----------------------------
           YEAR ENDED           OIL             GAS            PRODUCTION            OIL             GAS
          DECEMBER 31,        (MBBLS)          (MMCF)         COST PER MCFE       (PER BBL)       (PER MCF)
         -------------       ---------        --------       ---------------     -----------     ------------
              2002                 110            1,224          $     .44        $   25.03       $     3.36
              2001                 112            1,705                .33            25.00             4.51
              2000                 119            2,320                .25            30.18             3.91



     See the Supplemental Oil and Gas Disclosures under Item 8 for estimated proved oil and gas reserves quantities.

ESTIMATED PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 2002, the Partnership had total estimated proved reserves of 849,000 barrels of crude oil and condensate and 6.3 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 11.4 Bcf of gas. Estimated proved developed reserves comprise 99 percent of the Partnership's total estimated proved reserves on a Bcfe basis.

     The Partnership's estimates of proved reserves and proved developed reserves at December 31, 2002, 2001 and 2000, changes in proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited), in the 2002 Consolidated Financial Statements under Item 8 of this Form 10-K.

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical productibility is supported by either actual production or conclusive formation tests. Reserves that can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program is based. Proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

     The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

     The Partnership's estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers, utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner.


ITEM 3.      LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership's interests are subject.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2002, there were 1,084.9 of the Partnership's Units outstanding held by 899 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $1.1 million, or $1,000 per Unit, during 2002 and approximately $4.5 million, or $4,000 per Unit, during 2001.

     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.


ITEM 6.      SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2002, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8 below of this Form 10-K. The Partnership's financial statements for the years 1998 through 2001 were audited by Arthur Andersen LLP, independent public accountants. For a discussion of the risks relating to Arthur Andersen's audit of the Partnership's financial statements, please see "Factors That May Affect Future Results -- Risks Relating to Arthur Andersen LLP".


                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------
                                            2002            2001            2000            1999            1998
                                         ------------    ------------    ------------   ------------    ------------
                                                           (In thousands, except per Unit amounts)
Total assets                             $     9,834     $     9,413     $     8,715    $     8,722     $     9,841
                                         ============    ============    ============   ============    ============
Partners' capital                        $     9,610     $     8,369     $     7,728    $     7,755     $     9,080
                                         ============    ============    ============   ============    ============
Oil and gas sales                        $     6,868     $    10,495     $    12,641    $     8,796     $     8,118
                                         ============    ============    ============   ============    ============
Net income                               $     3,524     $     7,264     $     8,497    $     4,351     $     3,621
                                         ============    ============    ============   ============    ============
Net income allocated to:
    Managing Partner                     $     1,036     $     1,731     $     2,102    $     1,269     $     1,061
    Investing Partners                         2,488           5,533           6,395          3,082           2,560
                                         ------------    ------------    ------------   ------------    ------------
                                         $     3,524     $     7,264     $     8,497    $     4,351     $     3,621
                                         ============    ============    ============   ============    ============
Net income per Investing
    Partner Unit                         $     2,259     $     4,922     $     5,654    $     2,707     $     2,193
                                         ============    ============    ============   ============    ============
Cash distributions per
    Investing Partner Unit               $     1,000     $     4,000     $     5,750    $     3,500     $     1,500
                                         ============    ============    ============   ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Partnership's net income and net income per Investing Partner Unit decreased in 2002 on lower oil and gas production and lower gas prices. Daily gas volumes declined 28 percent from a year ago largely as a result of natural depletion, while daily oil production slid two percent with weather-related downtime. Distributions per Investing Partner Unit in 2002 also decreased as a result of the lower production and gas prices. There was only one distribution made to the Investing Partners in 2002 as a result of lower cash provided by operating activities during the first half of 2002.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Partnership's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from the estimates and assumptions used in preparation of the financial statements. The following details the more significant accounting policies, estimates and judgments. Additional accounting policies and estimates made by management are discussed in Note 2 of Item 8 of this Form 10-K.

Full Cost Method of Accounting for Oil and Gas Operations

     The accounting for the Partnership's business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful efforts method and the full cost method. There are several significant differences between these methods. Under the successful efforts method, cost such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to oil and gas properties. In the measurement of impairment of oil and gas properties, the successful efforts method of accounting follows the guidance provided in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method the net book value (full-cost pool) is compared to the future net cash flows discounted at 10% using commodity prices in effect at the end of the reporting period.

     The Partnership has elected to use the full cost method to account for its investment in oil and gas properties. Under this method, the Partnership capitalizes all acquisition, exploration and development costs for the purpose of finding oil and gas reserves. Although some of these costs will ultimately result in no additional reserves, it expects the benefits of successful wells to more than offset the costs of any unsuccessful ones. As a result, the Partnership believes that the full cost method of accounting better reflects the true economics of exploring for and developing oil and gas reserves. The Partnership's financial position and results of operations would have been significantly different had it used the successful efforts method of accounting for oil and gas investments.

Reserve Estimates

     The Partnership's estimate of proved reserves are based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, engineers must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of the Partnership's reserves.

     Despite the inherent imprecision in these engineering estimates, the Partnership's reserves have a significant impact on its financial statements. For example, the quantity of reserves could significantly impact the Partnership's DD&A expense. The Partnership's oil and gas properties are also subject to a "ceiling" limitation based in part on the quantity of our proved reserves. These reserves are the basis for our supplemental oil and gas disclosures.

     The Partnership's estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers, utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner.

Asset Retirement Obligation

     The Partnership has obligations to remove tangible equipment and restore land or seabed at the end of oil and gas production operations. These obligations may be significant in light of the Partnership's limited operations and estimate of remaining reserves. The Partnership's removal and restoration obligations are primarily associated with plugging and abandoning wells and removal and disposal of offshore oil and gas platforms. The estimated undiscounted costs, net of salvage value, of dismantling and removing these facilities are accrued over the production life of the oil and gas property. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as regulatory, political, environmental, safety and public relations considerations.

     In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 significantly changed the method of accruing for cost, associated with the retirement of fixed asset an entity is legally obligated to incur. Primarily, the new statement requires the Partnership to record a separate liability for asset retirement obligations that represents the present value of the costs to be incurred. The separate liability is similar to the Partnership's previous estimates in that the obligations are based on expected cost estimates and expected economic lives of the asset retirements that occurs many years in the future, but the new rule now requires additional discounting assumptions to be considered by management. Revisions to the asset retirement obligation recorded upon adoption of SFAS No. 143 can potentially result from changes in the assumptions used to estimate the cash flows required to settle the obligation. Potential changes include adjustments in estimated probabilities, amounts, and timing of the settlement, as well as changes in the legal requirements of an asset retirement obligation. Any such changes that result in upward and downward revisions in the estimated cash flows will adjust the liability and the related capitalized asset on a prospective basis. The Partnership adopted this statement effective January 1, 2003 as discussed in Note 8 of Item 8 of this Form 10-K.


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership reported net income of $3.5 million for 2002 versus $7.3 million in 2001. Net income per Investing Partner Unit declined from $4,922 in 2001 to $2,259 in 2002.

     Revenues decreased from $10.6 million in 2001 to $7 million in 2002. Interest income earned by the Partnership on short-term cash investments declined from last year as a result of lower interest rates and average investment balances in 2002. Natural gas sales accounted for 59 percent of the Partnership's total revenue in 2002, compared to 72 percent during 2001.

     The Partnership's oil and gas production volume and price information is summarized in the following table:

                                                              FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                       -----------------------------------      INCREASE
                                                           2002               2001             (DECREASE)
                                                       ------------------------------------------------------
          Gas volumes -- Mcf per day                       3,353              4,672                (28%)
          Average gas price -- per Mcf                   $  3.36            $  4.51                (25%)
          Oil volume -- barrels per day                      302                307                 (2%)
          Average oil price -- per barrel                $ 25.03            $ 25.00                 --



     Declines in oil and gas production can be expected in future years as a result of normal depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. It is not anticipated that the Partnership will acquire any additional exploratory leases or that significant exploratory drilling will take place on leases in which the Partnership currently holds interests.

2002 COMPARED TO 2001

OIL AND GAS SALES

     Natural gas sales for 2002 totaled $4.1 million, down 47 percent from 2001 on lower gas prices and production. While natural gas prices improved during the fourth quarter of 2002, a $1.15 per Mcf drop in the Partnership's average realized price from a year ago negatively impacted sales by $2 million. Natural gas production declined by 28 percent from last year, falling to 3,353 Mcf per day in 2002. The 1,319 Mcf per day decline in volume primarily reflected natural depletion. The Partnership's North Padre Island 969 production being shut-in for nearly nine months in 2002 for a dispute with a pipeline company on increased fees charged for the transportation of natural gas reduced current year sales by 426 Mcf per day, while Hurricane Isidore and Lili reduced 2002 sales by 58 Mcf per day. The North Padre Island 969 wells returned to production in late September 2002 after the Federal Energy Regulatory Commission (FERC) issued a ruling which established an unbundled gathering rate of approximately two cents per Mcf on the North Padre Island system as opposed to the 12 cents per Mcf rate demanded by the pipeline. The completion of five successful development wells at South Timbalier 295 during 2002 largely offset production declines in the field.

     The Partnership's crude oil sales for 2002 totaled $2.8 million, even with the prior year. A slight improvement in average realized oil prices in 2002 was offset by a two percent decline in production from a year ago. Weather-related downtime for hurricanes in 2002 drove the five barrel per day decline in production from last year. Production added through drilling at South Timbalier 295 offset natural depletion for the year.

OTHER REVENUES

     During 2002, the Partnership recognized insurance recoveries totaling $99,300 for the estimated amount of proceeds recoupable under business interruption insurance policies. The amount reflects expected recoveries, after applicable deductibles, for the Partnership's share of lost oil and gas production resulting from hurricanes in 2002.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, increased to 32 percent in 2002. The increase in DD&A rate from prior years reflected higher finding cost in 2002.

     Lease operating expense in 2002 increased approximately $96,000 from a year ago primarily as a result of higher repair and maintenance cost on platforms and compressors. Administrative expense declined seven percent from last year, dropping to $447,000.

     During 2002, the Partnership adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Prior to adoption, amounts paid to third parties for transportation had been reported as a reduction of revenue instead of an operating expense. For comparative purposes, previously reported transportation costs paid to third parties were reclassified as corresponding increases to oil and gas production revenues and operating expenses with no impact on net income. The decline in expense compared to a year ago reflected lower sales volumes in 2002.

2001 COMPARED TO 2000

OIL AND GAS SALES

     Natural gas sales for 2001 of $7.7 million declined 15 percent from 2000 as lower gas production more than offset the impact of higher gas prices. Gas production in 2001 decreased by 26 percent when compared to 2000, negatively impacting sales by $2.8 million. Production decreases in 2001 were attributable to natural production declines impacting all of the Partnership's properties. These decreases were partially offset by production added from drilling projects at South Timbalier 295 during 2001. The Partnership's average realized gas price increased $.60 per Mcf from last year, positively impacting sales by $1.4 million. While the Partnership's average gas price was up from the prior year, natural gas prices trended upward during most of 2001.

     The Partnership's crude oil sales for 2001 totaled $2.8 million, a 22 percent decrease from 2000. The average realized price for 2001 decreased $5.18 per barrel, or 17 percent, when compared to the $30.18 per barrel realized in 2000. Oil production in 2001 declined five percent from the prior year due to natural depletion.

OPERATING EXPENSES

     The Partnership's DD&A rate, expressed as a percentage of oil and gas sales, was approximately 19 percent during 2001. The DD&A rate decreased from 2000 as a result of reserve additions recognized in 2001.

     Lease operating expense during 2001 of $.6 million increased by approximately $.1 million from the prior year as a result of higher repair and maintenance costs in 2001. Administrative expense declined 11 percent from 2000, while transportation cost declined from the prior year with reduced volumes.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt, lease commitments or contractual obligations at December 31, 2002.

     During 2002, the Partnership's oil and gas property additions totaled $3.2 million. These additions primarily related to drilling projects at South Timbalier 295 where the Partnership participated in drilling six development wells of which five were completed as successful wells. The Partnership also participated in four recompletion projects at South Timbalier 295 and one at Matagorda 681/682. Capital expenditures during 2001 totaled $3 million as the Partnership participated in drilling four development wells and recompletions in South Timbalier 295, Matagorda 681/682 and East Cameron 60. During 2000, capital expenditures totaled $3.9 million as the Partnership participated in drilling five wells.

     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $1 million in 2003 and will be directed primarily toward recompletion projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by drilling contractors or changes by the operator to the development plan.

     During 2002, the Partnership paid distributions to Investing Partners totaling approximately $1.1 million or $1,000 per Unit. The per Unit distribution in 2002 declined 75 percent from a year ago due to the decline in the Partnership's revenues in 2002. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     The Partnership estimates that its share of undiscounted future dismantlement and abandonment costs for all of its remaining fields will total approximately $1.2 million. These expenditures will be funded by future cash flows from operations and cash held by the Partnership. Based on preliminary information from the operator, the Partnership expects that during 2003 the remaining wellbore in the East Cameron 60 field will be plugged and abandoned, and the platform removed from the site. The field has not produced since 2001. On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs.

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2002, the first right of presentment offer of $8,686 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2001 valuation date. The second right of presentment offer of $7,362 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 2002. As a result, the Partnership acquired 25.4 Units for a total of $213,006 in cash. In 2001 and 2000, Investing Partners were paid $195,221 and $34,831, respectively, for a total of 22.2 Units.

     There will be two rights of presentment in 2003, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $4.9 million for 2002. Net cash provided by operating activities in 2002 decreased $5.3 million, or 52 percent, from a year ago with declines in oil and gas production and gas prices. Net cash provided by operating activities in 2001 declined nine percent from 2000 on declines in oil and gas production and oil prices.

     The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 65 percent of the Partnership's 2002 production and 55 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices. While future oil and gas prices cannot be predicted, prices in early 2003 are up from the comparable period in 2002 as a result of political tensions and lower average temperatures throughout much of the United States.

     The Partnership's oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership's production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the Partnership not participating in acquisition or exploration activities. Based on production estimates from independent engineers and current market conditions, the Partnership expects it will be able to meet its liquidity needs for routine operations in the foreseeable future. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities decline.

     In the event that future short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership.

     During 2002, the Partnership used available cash to reduce accrued operating expenses and the payable to Apache. Lower accrued development cost at December 31, 2002 reflected reduced activity since drilling was completed in early November at South Timbalier 295.

OFF-BALANCE SHEET ARRANGEMENTS

     The Partnership does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or any other purpose. Any future transactions involving off-balance sheet arrangements will be fully scrutinized by the Managing Partner and disclosed by the Partnership.


ITEM 7A.     MARKET RISK

COMMODITY RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2002, monthly oil price realizations ranged from a low of $18.68 per barrel to a high of $28.46 per barrel. Gas price realizations ranged from a monthly low of $2.25 per Mcf to a monthly high of $4.35 per Mcf during the same period. Both oil and gas prices trended upward during most of 2002, with the Partnership realizing its highest prices of the year in the fourth quarter and its lowest prices in the first quarter. Based on the Partnership's average daily production for 2002, a $1.00 per barrel change in the weighted average realized price of oil would have increased or decreased revenues for the year by approximately $110,000 and a $.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $122,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2002. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.

     If oil and gas prices decline significantly in the future, even if only for a short period of time, it is possible that non-cash write-downs of the Partnership's oil and gas properties could occur under the full cost accounting rules of the SEC. Under these rules, the Partnership reviews the carrying value of its proved oil and gas properties each quarter to ensure the capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization do not exceed the "ceiling". This ceiling is the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. The calculation of estimated future net cash flows is based on the prices for crude oil and natural gas in effect on the last day of each fiscal quarter except for volumes sold under long-term contracts. Write-downs required by these rules do not impact cash flow from operating activities.

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

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of development wells can involve risks, including those related to timing and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Partnership's financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
Report of Independent Auditors -- 2002.................................................................         15

Report of Independent Public Accountants -- 2001 and 2000..............................................         16

Statement of Consolidated Income for each of the three years in the period ended December 31, 2002.....         17

Statement of Consolidated Cash Flows for each of the three years in the period ended
    December 31, 2002 .................................................................................         18

Consolidated Balance Sheet as of December 31, 2002 and 2001............................................         19

Statement of Consolidated Changes in Partners' Capital for each of the three years in the period
    ended December 31, 2002............................................................................         20

Notes to Consolidated Financial Statements.............................................................         21

Supplemental Oil and Gas Disclosures...................................................................         29

Supplemental Quarterly Financial Data................................................................           31



Schedules --

     All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of Apache Offshore Investment Partnership:

     We have audited the accompanying consolidated balance sheet of Apache Offshore Investment Partnership (a Delaware general partnership) and subsidiary as of December 31, 2002, and the related consolidated statements of income, cash flows and changes in partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Apache Offshore Investment Partnership as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations and whose report, dated March 1, 2002, expressed an unqualified opinion on those financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed above, the financial statements of Apache Offshore Investment Partnership as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to reflect third party gathering and transportation costs as an operating cost instead of a reduction of revenues as previously reported. We audited the adjustments described in Note 2 that were applied to revise the 2001 and 2000 consolidated statement of operations. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Apache Offshore Investment Partnership other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.




                                         ERNST & YOUNG LLP


Houston, Texas
March 14, 2003

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




                                         ARTHUR ANDERSEN LLP


Houston, Texas
March 1, 2002





















THIS IS A COPY OF AN ACCOUNTANT'S REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN. SEE PART II, ITEM 9 FOR FURTHER INFORMATION.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                        STATEMENT OF CONSOLIDATED INCOME


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    2002              2001               2000
                                                               ---------------   ---------------    ----------------
REVENUES:
    Oil and gas sales                                          $     6,867,523   $    10,494,911    $    12,640,530
    Interest income                                                     19,199            75,126            123,820
    Other revenue                                                       99,300                --                 --
                                                               ---------------   ---------------    ----------------
                                                                     6,986,022        10,570,037         12,764,350
                                                               ---------------   ---------------    ----------------
OPERATING EXPENSES:
    Depreciation, depletion and amortization                         2,181,189         2,042,461          2,971,525
    Lease operating costs                                              731,416           635,049            532,433
    Gathering and transportation expense                               102,698           148,282            223,673
    Administrative                                                     447,000           480,000            540,000
                                                               ---------------   ---------------    ----------------
                                                                     3,462,303         3,305,792          4,267,631
                                                               ---------------   ---------------    ----------------
NET INCOME                                                     $     3,523,719   $     7,264,245    $     8,496,719
                                                               ===============   ===============    ===============
NET INCOME ALLOCATED TO:
    Managing Partner                                           $     1,035,747   $     1,730,985    $     2,102,310
    Investing Partners                                               2,487,972         5,533,260          6,394,409
                                                               ---------------   ---------------    ----------------
                                                               $     3,523,719   $     7,264,245    $     8,496,719
                                                               ===============   ===============    ===============

NET INCOME PER INVESTING PARTNER UNIT                          $         2,259   $         4,922    $         5,654
                                                               ===============   ===============    ===============

WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                                                  1,101.5           1,124.1            1,130.9
                                                               ===============   ===============    ===============




               The accompanying notes to financial statements are
                       an integral part of this statement

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                    2002              2001               2000
                                                               ---------------   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $    3,523,719    $    7,264,245     $    8,496,719
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation, depletion and amortization                       2,181,189         2,042,461          2,971,525
     Changes in operating assets and liabilities:
       (Increase) decrease in accrued revenues receivable            (322,209)          731,343           (388,472)
       Increase (decrease) in accrued operating
         expenses                                                     (63,706)           27,400            (87,287)
       Increase (decrease) in payable to Apache Corporation          (392,810)          125,507            192,624
                                                               ---------------   ---------------    ---------------
     Net cash provided by operating activities                      4,926,183        10,190,956         11,185,109
                                                               ---------------   ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                             (3,248,104)       (3,030,327)        (3,882,050)
   Proceeds from sales of oil and gas properties                           --                --                 --
   Increase (decrease) in accrued development costs                  (362,745)          (96,442)           (85,851)
                                                               ---------------   ---------------    ---------------
     Net cash used in investing activities                         (3,610,849)       (3,126,769)        (3,967,901)
                                                               ---------------   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                   (213,006)         (195,221)           (34,831)
   Distributions to Investing Partners                             (1,095,189)       (4,501,620)        (6,500,003)
   Distributions to Managing Partner, net                            (974,634)       (1,926,838)        (1,988,308)
                                                               ---------------   ---------------    ---------------
     Net cash used in financing activities                         (2,282,829)       (6,623,679)        (8,523,142)
                                                               ---------------   ---------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       (967,495)          440,508         (1,305,934)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                          1,883,386         1,442,878          2,748,812
                                                               ---------------   ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $      915,891    $    1,883,386     $    1,442,878
                                                               ===============   ===============    ===============


               The accompanying notes to financial statements are
                       an integral part of this statement

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                                                                            DECEMBER 31,
                                                                                 ----------------------------------
                                                                                      2002               2001
                                                                                 ---------------    ---------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                    $      915,891     $    1,883,386
    Accrued revenues receivable                                                         615,164            292,955
                                                                                 ---------------    ---------------
                                                                                      1,531,055          2,176,341
                                                                                 ---------------    ---------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                               179,656,827        176,408,723
    Less -- Accumulated depreciation, depletion and amortization                   (171,353,743)      (169,172,554)
                                                                                 ---------------    ---------------
                                                                                      8,303,084          7,236,169
                                                                                 ---------------    ---------------
                                                                                 $    9,834,139     $    9,412,510
                                                                                 ===============    ===============

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accrued development costs                                                    $       51,813     $      414,558
    Accrued operating expenses                                                           48,478            112,184
    Payable to Apache Corporation                                                       123,952            516,762
                                                                                 ---------------    ---------------
                                                                                        224,243          1,043,504
                                                                                 ---------------    ---------------
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS' CAPITAL:
    Managing Partner                                                                    217,341            156,228
    Investing Partners (1,084.9 and 1,110.3 Units
       outstanding, respectively)                                                     9,392,555          8,212,778
                                                                                 ---------------    ---------------
                                                                                      9,609,896          8,369,006
                                                                                 ---------------    ---------------
                                                                                 $    9,834,139     $    9,412,510
                                                                                 ===============    ===============



               The accompanying notes to financial statements are
                       an integral part of this statement

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS' CAPITAL



                                                                 MANAGING          INVESTING
                                                                  PARTNER          PARTNERS            TOTAL
                                                              --------------    ---------------   ---------------
BALANCE, DECEMBER 31, 1999                                    $      238,079    $    7,516,784    $    7,754,863
  Distributions, net                                              (1,988,308)       (6,500,003)       (8,488,311)
  Repurchase of Partnership Units                                         --           (34,831)          (34,831)
  Net income                                                       2,102,310         6,394,409         8,496,719
                                                              --------------    ---------------   ---------------
BALANCE, DECEMBER 31, 2000                                           352,081         7,376,359         7,728,440
  Distributions, net                                              (1,926,838)       (4,501,620)       (6,428,458)
  Repurchase of Partnership Units                                         --          (195,221)         (195,221)
  Net income                                                       1,730,985         5,533,260         7,264,245
                                                              --------------    ---------------   ---------------
BALANCE, DECEMBER 31, 2001                                           156,228         8,212,778         8,369,006
  Distributions, net                                                (974,634)       (1,095,189)       (2,069,823)
  Repurchase of Partnership Units                                         --          (213,006)         (213,006)
  Net income                                                       1,035,747         2,487,972         3,523,719
                                                              --------------    ---------------   ---------------
BALANCE, DECEMBER 31, 2002                                    $      217,341    $    9,392,555    $    9,609,896
                                                              ===============   ===============   ===============










               The accompanying notes to financial statements are
                       an integral part of this statement

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

     NATURE OF OPERATIONS --

         Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and holds slightly less than five percent of the 1,084.9 Investing Partner Units (Units) outstanding at December 31, 2002. The term "Partnership", as used hereafter, refers to the limited or the general partnership, as the case may be.

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

         Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date 42 of those prospects have been surrendered/sold). The Partnership's working interests in the seven remaining venture prospects range from 6.29 percent to 9.44 percent. As of December 31, 2002, the Partnership held a remaining interest in 12 tracts acquired through federal lease sales and two tracts obtained through farmout arrangements.

         The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 65 percent of the Partnership's 2002 production and 55 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

         Under the terms of the Partnership Agreements, the Investing Partners receive 80 percent and Apache receives 20 percent of revenue. Lease operating, gathering and transportation and administrative expenses are allocated to the Investing Partners and Apache in the same proportion as revenues. The Investing Partners receive 100 percent of the interest income earned on short-term cash investments. The Investing Partners generally pay for 90 percent and Apache generally pays for 10 percent of exploration and development costs and expenses incurred by the Partnership. However, intangible drilling costs, interest costs and fees or expenses related to the loans incurred by the Partnership are allocated 99 percent to the Investing Partners and one percent to Apache until such time as the amount so allocated to the Investing Partners equals 90 percent of the total amount of such costs, including such costs incurred by Apache prior to the formation of the Partnerships.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     RIGHT OF PRESENTMENT --

         An amendment to the Partnership Agreements adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. During 2002, the Investing Partners sold a total of 25.4 Units to the Partnership for a total of $213,006 in cash. The first right of presentment was based upon a valuation date of December 31, 2001 for a purchase price of $8,686 per Unit, plus interest to the date of payment. The second presentment offer was based on a valuation date of June 30, 2002 for a purchase price of $7,362 per Unit, plus interest to the payment date. During 2001 and 2000, the Partnership paid the Investing Partners $195,221 and $34,831, respectively, to acquire a total of 22.2 Units.

         The Partnership is not in a position to predict how many Units will be presented for repurchase during 2003, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

                   RIGHT OF PRESENTMENT                  TOTAL REPURCHASE                REPURCHASE PRICE
                      VALUATION DATE                          PRICE                          PER UNIT
                 -------------------------              -------------------            --------------------
                 December 31, 1999                       $     12,314,303               $          8,874
                 June 30, 2000                                 10,934,084                          6,431
                 December 31, 2000                             13,460,392                          9,928
                 June 30, 2001                                 13,984,141                         10,460
                 December 31, 2001                              9,644,386                          8,686
                 June 30, 2002                                  9,157,842                          7,362



        INVESTING PARTNER UNITS OUTSTANDING:                               2002             2001              2000
                                                                      -------------    -------------     -------------
        Balance, beginning of year                                        1,110.3          1,128.5           1,132.5
        Repurchase of Partnership Units                                     (25.4)           (18.2)             (4.0)
                                                                      -------------    -------------     -------------
        Balance, end of year                                              1,084.9          1,110.3           1,128.5
                                                                      =============    =============     =============

     CAPITAL CONTRIBUTIONS --

         A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2002. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,084.9 Units at December 31, 2002.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT PRESENTATION --

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

     CASH EQUIVALENTS --

         The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

     OIL AND GAS PROPERTIES --

         The Partnership uses the full cost method of accounting for its investment in oil and gas properties for financial statement purposes. Under this method, the Partnership capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves. The amounts capitalized under this method include dry hole costs, leasehold costs, engineering, geological, exploration, development and other similar costs. Costs associated with production and administrative functions are expensed in the period incurred. Unless a significant portion of the Partnership's reserve volumes are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains or losses are not recognized.

         Capitalized costs of oil and gas properties are amortized on the future gross revenue method whereby depreciation, depletion and amortization (DD&A) expense is computed quarterly by dividing current period oil and gas sales by estimated future gross revenue from proved oil and gas reserves (including current period oil and gas sales) and applying the resulting rate to the net cost of evaluated oil and gas properties, including estimated future development costs. The amortizable base includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values. Beginning in 2003, the Partnership changed its method of accounting for dismantlement, restoration and abandonment cost as described in Note 8.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     REVENUE RECOGNITION --

         The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2002 and 2001, the Partnership did not have any liabilities for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership's proved gas reserves at December 31, 2002, 2001 and 2000.

     NET INCOME PER INVESTING UNIT --

         The net income per Investing Partner Unit is calculated by dividing the aggregate Investing Partners' net income for the period by the number of weighted average Investing Partner Units outstanding for that period.

     INCOME TAXES --

         The profit or loss of the Partnership for federal income tax reporting purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

     USE OF ESTIMATES --

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. See unaudited "Supplemental Oil and Gas Disclosures" below.

     PAYABLE TO APACHE --

         The payable to Apache represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, this amount will be transferred to Apache in the month after the Partnership's transactions are processed and the net results from operations are determined.

     MAINTENANCE AND REPAIRS --

         Maintenance and repairs are charged to expense as incurred.

     RECLASSIFICATIONS --

         To comply with the consensus reached on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", third party gathering and transportation costs have been reported as an operating cost instead of a reduction of revenues as previously reported. Reclassifications have been made to reflect this change in prior period statements of consolidated income.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(3)  COMPENSATION TO APACHE

         Apache is entitled to the following types of compensation and reimbursement for costs and expenses.


                                                                               TOTAL REIMBURSED BY THE INVESTING
                                                                            PARTNERS FOR THE YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                              2002            2001           2000
                                                                           -----------     -----------    -----------
                                                                                         (In thousands)
        a. Apache is reimbursed for general, administrative and
           overhead expenses incurred in connection with the
           management and operation of the Partnership's business          $      358      $      384     $      432
                                                                           ===========     ===========    ===========

        b. Apache is reimbursed for development overhead costs
           incurred in the Partnership's operations.  These costs are based on development activities and are capitalized to
           oil and gas properties                                          $      129      $      147     $      190
                                                                           ===========     ===========    ===========

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

                                                                          2002             2001              2000
                                                                      -------------    -------------    -------------
                                                                                      (In thousands)
        Oil and Gas Properties
        Balance, beginning of year                                    $    176,409     $    173,378     $    169,496
        Costs incurred during the year:
          Development --
             Investing Partners                                              3,174            2,962            3,696
             Managing Partner                                                   74               69              186
                                                                      -------------    -------------    -------------
        Balance, end of year                                          $    179,657     $    176,409     $    173,378
                                                                      =============    =============    =============

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                        MANAGING        INVESTING
                                                                        PARTNER          PARTNERS           TOTAL
                                                                      -------------    -------------     -------------
                                                                                      (In thousands)
        Accumulated Depreciation, Depletion and Amortization
        Balance, December 31, 1999                                    $     20,298     $    143,860      $    164,158
          Provision                                                            167            2,805             2,972
                                                                      -------------    -------------     -------------
        Balance, December 31, 2000                                          20,465          146,665           167,130
          Provision                                                            116            1,927             2,043
                                                                      -------------    -------------     -------------
        Balance, December 31, 2001                                          20,581          148,592           169,173
          Provision                                                            101            2,080             2,181
                                                                      -------------    -------------     -------------
        Balance, December 31, 2002                                    $     20,682     $    150,672      $    171,354
                                                                      =============    =============     =============

         The Partnership's aggregate DD&A expense as a percentage of oil and gas sales for 2002, 2001 and 2000 was 32 percent, 19 percent and 24 percent, respectively.


(5)  MAJOR CUSTOMER AND RELATED PARTIES INFORMATION

         Revenues received from major third party customers that exceeded 10 percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.

         Sales to Cinergy Marketing & Trading, LLC (Cinergy) accounted for 60 percent, 73 percent, and 71 percent of the Partnership's oil and gas sales in 2002, 2001 and 2000, respectively. In 1998, Apache formed a strategic alliance with Cinergy Corp. to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) to Cinergy Corp. In July 1998, in connection with the sale of its interest, Apache entered into a gas purchase agreement with Cinergy to market most of Apache's North American natural gas production for 10 years, with an option, after prior notice, to terminate after six years. Apache also sells most of the Partnership's natural gas production to Cinergy under the gas purchase agreement. Since 2001, Apache has been involved in an arbitration proceeding with Cinergy on issues arising from the gas sales agreement. Apache continues to market most of the Partnership's gas production through Cinergy; however, Apache is actively discussing with Cinergy its gas marketing relationship with Cinergy and a resolution of the related disputes. The Partnership does not expect the final resolution of these disputes to have a material effect on its financial position or future sales. The prices the Partnership receives for its gas production, in the opinion of Apache, approximate market prices.

         Apache Crude Oil Marketing, Inc., a wholly-owned subsidiary of Apache, purchased oil and condensate from the Partnership which accounted for approximately 17 percent, 26 percent and 12 percent of the Partnership's total oil and gas sales in 2002, 2001 and 2000, respectively. The prices the Partnership received for these sales were based on third-party pricing indexes, and in the opinion of Apache, comparable to prices that would have been received from a non-affiliated party.

         Sales of oil and condensate to Chevron Texaco accounted for 21 percent of the Partnership's oil and gas sales in 2002 and sales to Williams Energy Marketing & Trading Company accounted for 10 percent of the Partnership's oil and gas sales in 2000.

         Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $43,785 in 2002, $45,147 in 2001 and $60,690 in 2000 for the Partnership's share of gas. The fees were at the same rates and terms as previously paid to Shell.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.


(6)  FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2002 and 2001 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2002.


(7)  COMMITMENTS AND CONTINGENCIES

         Litigation -- The Partnership is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Apache's management that all claims and litigation involving the Partnership are not likely to have a material adverse effect on its financial position or results of operations.

         Environmental -- The Partnership, as an owner or lessee of interests in oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. Apache maintains insurance coverage on the Partnership's properties, which it believes, is customary in the industry, although it is not fully insured against all environmental risks.


(8)  NEW ACCOUNTING PRONOUNCEMENTS

         In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Partnership's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas assets. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

         Effective January 1, 2003, the Partnership adopted SFAS 143 which resulted in an increase to net oil and gas properties of $1.1 million and additional liabilities related to asset retirement obligations of $.8 million. These entries reflect the asset retirement obligation of the Partnership had the provisions of SFAS 143 been applied since inception. This resulted in a cumulative-effect increase in net income of $.3 million.


(9)  INSURANCE RECOVERIES

         During 2002, the Partnership recognized insurance recoveries totaling $99,300 for the estimated amount of proceeds recoupable under business interruption insurance policies. The estimated recoveries are included in other revenue in the accompanying Statement of Consolidated Income and reflect expected recoveries for the Partnership's share of lost oil and gas production resulting from hurricanes in 2002.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(10)  TAX-BASIS FINANCIAL INFORMATION

         A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:


                                                                          2002             2001              2000
                                                                       ------------     ------------      ------------
        Net partnership ordinary income for federal income
          tax reporting purposes                                      $ 2,426,766      $ 6,199,485       $ 7,106,780

        Plus:  Items of current (income) expense for tax reporting purposes only --
             Intangible drilling cost                                   2,638,051        2,457,181         3,358,567
             (Gain) on disposition of equipment                                --         (258,053)               --
             Tax depreciation                                             640,091          908,093         1,002,897
                                                                      ------------     ------------      ------------
                                                                        3,278,142        3,107,221         4,361,464
                                                                      ------------     ------------      ------------

        Less:  full cost DD&A expense                                  (2,181,189)      (2,042,461)       (2,971,525)
                                                                      ------------     ------------      ------------
        Net income                                                    $ 3,523,719      $ 7,264,245       $ 8,496,719
                                                                      ============     ============      ============

         The Partnership's tax bases in net oil and gas properties at December 31, 2002 and 2001 was $2,221,960 and $1,074,660, respectively, lower than carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization and intangible drilling costs.

         For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2002 and 2001. The Partnership's liabilities for each of the two years ended December 31, 2002 were the same for federal income tax reporting purposes as reported under accounting principles generally accepted in the United States.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      SUPPLEMENTAL OIL AND GAS DISCLOSURES
                                   (UNAUDITED)


     OIL AND GAS RESERVE INFORMATION --

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

     (Oil in Mbbls and gas in MMcf)

                                                        2002                   2001                   2000
                                                  ------------------     -----------------    ---------------------
                                                    OIL       GAS          OIL       GAS        OIL         GAS
                                                  -------   --------     -------   -------    --------   ----------
      Proved Reserves
        Beginning of year                             885     7,075          883     8,080         687      8,992
          Extensions, discoveries and other
          additions                                   204       389          155       697         239        747
          Revisions of previous estimates            (130)       99          (41)        3          76        661
          Production                                 (110)   (1,224)        (112)   (1,705)       (119)    (2,320)
                                                  --------  --------     --------  --------   ---------  ---------
        End of year                                   849     6,339          885     7,075         883      8,080
                                                  ========  ========     ========  ========   =========  =========
      Proved Developed

        Beginning of year                             767     6,685          736     7,462         613      8,679
                                                  ========  ========     ========  ========   =========  =========

        End of year                                   849     6,230          767     6,685         736      7,462
                                                  ========  ========     ========  ========   =========  =========

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
               SUPPLEMENTAL OIL AND GAS DISCLOSURES - (CONTINUED)
                                   (UNAUDITED)


     FUTURE NET CASH FLOWS --

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

     Discounted Future Net Cash Flows Relating to Proved Reserves


                                                                                       DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          2002             2001              2000
                                                                      -------------    -------------     -------------
                                                                                      (In thousands)
        Future cash inflows                                           $     56,471     $     36,604      $    104,319
        Future production costs                                             (4,623)          (4,440)           (3,705)
        Future development costs                                            (4,115)          (4,937)           (5,958)
                                                                      -------------    -------------     -------------
        Net cash flows                                                      47,733           27,227            94,656
        10 percent annual discount rate                                    (16,908)          (9,794)          (29,333)
                                                                      -------------    -------------     -------------
        Discounted future net cash flows                              $     30,825     $     17,433      $     65,323
                                                                      =============    =============     =============


         The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          2002             2001              2000
                                                                      -------------    -------------     -------------
                                                                                      (In thousands)
        Sales, net of production costs                                $    (6,034)     $    (9,712)      $   (11,884)
        Net change in prices and production costs                          14,403          (43,479)           39,718
        Extensions, discoveries and other additions                         4,548            2,730             7,644
        Development costs incurred                                            680            1,863               933
        Revisions of quantities                                            (2,023)            (428)            6,016
        Accretion of discount                                               1,743            6,532             2,126
        Changes in future development costs                                   185              174            (1,799)
        Changes in production rates and other                                (110)          (5,570)            1,307
                                                                      -------------    -------------     -------------
                                                                      $    13,392      $   (47,890)      $    44,061
                                                                      =============    =============     =============

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)


                                              FIRST          SECOND          THIRD           FOURTH          TOTAL
                                           ------------    -----------     -----------     -----------    -----------
                                                            (In thousands, except per Unit amounts)
        2002
            Revenues                       $   1,342       $   1,787       $   1,674       $   2,183      $   6,986
            Expenses                             704             896             892             970          3,462
                                           ------------    -----------     -----------     -----------    -----------
            Net income                     $     638       $     891       $     782       $   1,213      $   3,524
                                           ============    ===========     ===========     ===========    ===========

            Net income allocated to:
               Managing Partner            $     193       $     260       $     245       $     338      $   1,036
               Investing Partners                445             631             537             875          2,488
                                           ------------    -----------     -----------     -----------   ------------
                                           $     638       $     891       $     782       $   1,213      $   3,524
                                           ============    ===========     ===========     ===========    ===========
            Net income per Investing
              Partner Unit                 $     400       $     570       $     490       $     799      $   2,259
                                           ============    ===========     ===========     ===========    ===========
        2001

            Revenues                       $   4,044       $   2,822       $   2,090       $   1,614      $  10,570
            Expenses                           1,047             801             739             719          3,306
                                           ------------    -----------     -----------     -----------    -----------
            Net income                     $   2,997       $   2,021       $   1,351       $     895      $   7,264
                                           ============    ===========     ===========     ===========    ===========

            Net income allocated to:
               Managing Partner            $     699       $     470       $     333       $     229      $   1,731
               Investing Partners              2,298           1,551           1,018             666          5,533
                                           ------------    -----------     -----------     -----------    -----------
                                           $   2,997       $   2,021       $   1,351       $     895      $   7,264
                                           ============    ===========     ===========     ===========    ===========
            Net income per Investing
              Partner Unit                 $   2,036       $   1,377       $     907       $     602      $   4,922
                                           ============    ===========     ===========     ===========    ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements for the fiscal year ended December 31, 2002, included in this report, have been audited by Ernst & Young LLP, independent public auditors, as stated in their audit report appearing herein. The financial statements for the fiscal years ended December 31, 2001, and December 31, 2000, included in this report, were audited by Arthur Andersen LLP, independent public accountants, as stated in their audit report appearing herein. Arthur Andersen has not consented to the inclusion of their audit report in this report. For a discussion of the risks relating to Arthur Andersen's audit of our financial statements, please see "Risks relating to Arthur Andersen LLP" in Item 1.

     Arthur Andersen's reports on the Partnership's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, included elsewhere in this report, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and December 31, 2000, and through the date we dismissed Arthur Andersen LLP, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved by Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership's consolidated financial statements for such years; and there were no reportable events as set forth in applicable SEC regulations.

     The General Partner provided Arthur Andersen LLP with a copy of the above disclosures on April 2, 2002. In a letter dated April 2, 2002, Arthur Andersen confirmed its agreement with these statements.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the 2003 annual meeting of stockholders of Apache (the Apache Proxy) is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

     See Note (3), "Compensation to Apache" of the Partnership's financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions "Summary Compensation Table", "Option/SAR Exercises and Year-End Value Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements", and "Director Compensation" in the Apache Proxy is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Apache, as an Investing Partner and the General Partner, owns 53 Units, or
4.9 percent of the outstanding Units of the Partnership, as of December 31, 2002. Directors and officers of Apache own four Units, less than one percent of the Partnership's Units, as of December 31, 2002. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership's outstanding Units.


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


ITEM 14.     CONTROLS AND PROCEDURES

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

                                     PART IV


ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 a. (1) Financial Statements -- See accompanying index to financial statements in Item 8 above.

    (2) Financial Statement Schedules -- See accompanying index to financial statements in Item 8 above.

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

             99.2 Proxy statement to be dated on or about March 31, 2003, relating to the 2003 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

            *99.3 Certification of Chief Executive Officer and Chief Financial Officer.

                    *Filed herewith.

   b.        Reports filed on Form 8-K.

             No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APACHE OFFSHORE INVESTMENT PARTNERSHIP

                                   By:  Apache Corporation, General Partner


Date:   March 24, 2003            By:   /s/ G. Steven Farris
                                        ----------------------------------------
                                        G. Steven Farris
                                        President, Chief Executive Officer and
                                        Chief Operating Officer


                                POWER OF ATTORNEY

     The officers and directors of Apache Corporation, General Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Roger B. Plank, P. Anthony Lannie and Eric L. Harry, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                         TITLE                              DATE
---------------------------------------      ---------------------------------------    -------------------
/s/ G. Steven Farris                           Director, President, Chief Executive       March 24, 2003
---------------------------------------         Officer and Chief Operating Officer
G. Steven Farris                                (Principal Executive Officer)




/s/ Roger B. Plank                             Executive Vice President and Chief         March 24, 2003
---------------------------------------         Financial Officer (Principal
Roger B. Plank                                  Financial Officer)



/s/ Thomas L. Mitchell                         Vice President and Controller              March 24, 2003
---------------------------------------         (Principal Accounting Officer)
Thomas L. Mitchell


                    NAME                                               TITLE                              DATE
--------------------------------------------          --------------------------------------         -----------------

/s/ Raymond Plank                                      Chairman of the Board                          March 24, 2003
--------------------------------------------
Raymond Plank


/s/ Frederick M. Bohen                                 Director                                       March 24, 2003
--------------------------------------------
Frederick M. Bohen


/s/ Randolph M. Ferlic                                 Director                                       March 24, 2003
--------------------------------------------
Randolph M. Ferlic


/s/ Eugene C. Fiedorek                                 Director                                       March 24, 2003
--------------------------------------------
Eugene C. Fiedorek


/s/ A. D. Frazier, Jr.                                 Director                                       March 24, 2003
--------------------------------------------
A. D. Frazier, Jr.


/s/ Patricia Albjerg Graham                            Director                                       March 24, 2003
--------------------------------------------
Patricia Albjerg Graham


/s/ John A. Kocur                                      Director                                       March 24, 2003
--------------------------------------------
John A. Kocur


/s/ George D. Lawrence                                 Director                                       March 24, 2003
--------------------------------------------
George D. Lawrence


/s/ F. H. Merelli                                      Director                                       March 24, 2003
--------------------------------------------
F. H. Merelli


/s/ Rodman D. Patton                                   Director                                       March 24, 2003
--------------------------------------------
Rodman D. Patton


/s/ Charles J. Pitman                                  Director                                       March 24, 2003
--------------------------------------------
Charles J. Pitman


/s/ Jay A. Precourt                                    Director                                       March 24, 2003
--------------------------------------------
Jay A. Precourt


                                 CERTIFICATIONS



I, Roger B. Plank, certify that:


1. I have reviewed this annual report on Form 10-K of Apache Offshore Investment Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Roger B. Plank
-----------------------------------------------------
Roger B. Plank
Executive Vice President and Chief Financial Officer
of Apache Corporation, Managing Partner



Date:  March 24, 2003

                                 CERTIFICATIONS


I, G. Steven Farris, certify that:


1. I have reviewed this annual report on Form 10-K of Apache Offshore Investment Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ G. Steven Farris
-----------------------------------------------------
G. Steven Farris
President, Chief Executive Officer and
Chief Operating Officer of Apache Corporation,
Managing Partner



Date:  March 24, 2003

                                  EXHIBIT INDEX


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

             99.2 Proxy statement to be dated on or about March 31, 2003, relating to the 2003 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

            *99.3 Certification of Chief Executive Officer and Chief Financial Officer.

                    *Filed herewith.