Form 10-Q
period 2003-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2003-05-15
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2003

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from                to
                                  --------------     --------------


                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                   41-1464066
   ----------------------------------------            ---------------------
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)

       Suite 100, One Post Oak Central
     2000 Post Oak Boulevard, Houston, TX                    77056-4400
   ----------------------------------------            ---------------------
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


                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                         --------------------------------
                                                                            2003                2002
                                                                         ------------        ------------

 REVENUES:
     Oil and gas sales                                                   $  3,191,408        $  1,335,945
     Interest income                                                            3,438               5,428
                                                                         ------------        ------------
                                                                            3,194,846           1,341,373
                                                                         ------------        ------------
 EXPENSES:
     Depreciation, depletion and amortization                                 741,464             389,926
     Asset retirement obligation accretion                                      9,197                  --
     Lease operating expense                                                  257,611             175,153
     Gathering and transportation expense                                      38,099              23,430
     Administrative                                                           105,000             115,000
                                                                         ------------        ------------
                                                                            1,151,371             703,509
                                                                         ------------        ------------
 OPERATING INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                        2,043,475             637,864
                                                                         ------------        ------------
     Cumulative effect of change in accounting principle                      302,407                  --
                                                                         ------------        ------------
 NET INCOME                                                              $  2,345,882        $    637,864
                                                                         ============        ============
 NET INCOME ALLOCATED TO:
     Managing Partner                                                    $    536,308        $    193,233
     Investing Partners                                                     1,809,574             444,631
                                                                         ------------        ------------
                                                                         $  2,345,882        $    637,864
                                                                         ============        ============
 NET INCOME PER INVESTING PARTNER UNIT                                   $      1,668        $        400
                                                                         ============        ============
 WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                                          1,084.9             1,110.3
                                                                         ============        ============


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              FOR THE THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                        ---------------------------------------
                                                                                             2003                    2002
                                                                                        ---------------         ---------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $     2,345,882         $       637,864
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation, depletion and amortization                                             741,464                 389,926
           Asset retirement obligation accretion                                                  9,197                      --
           Cumulative effect of change in accounting principle                                 (302,407)                     --
           Changes in operating assets and liabilities:
               (Increase) decrease in accrued revenues receivable                              (519,078)                 52,743
               Increase (decrease) in accrued operating expenses payable                         57,768                 (44,292)
               Increase (decrease) in payable to/receivable from
                Apache Corporation                                                             (418,814)               (225,226)
                                                                                        ---------------         ---------------
           Net cash provided by operating activities                                          1,914,012                 811,015
                                                                                        ---------------         ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                       (378,674)               (799,023)
     Non-cash portion of oil and gas property additions                                         296,142                (251,397)
                                                                                        ---------------         ---------------
           Net cash used in investing activities                                                (82,532)             (1,050,420)
                                                                                        ---------------         ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Investing Partners                                                       (542,445)                     --
     Distributions to Managing Partner, net                                                    (463,526)               (181,096)
                                                                                        ---------------         ---------------
           Net cash used in financing activities                                             (1,005,971)               (181,096)
                                                                                        ---------------         ---------------

 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                             825,509                (420,501)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   915,891               1,883,386
                                                                                        ---------------         ---------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     1,741,400         $     1,462,885
                                                                                        ===============         ===============


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2003                    2002
                                                                              ---------------         ---------------

                                  ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents                                                 $     1,741,400         $       915,891
    Accrued revenues receivable                                                     1,134,242                 615,164
    Receivable from Apache Corporation                                                294,862                      --
                                                                              ---------------         ---------------
                                                                                    3,170,504               1,531,055
                                                                              ---------------         ---------------
 OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                             180,361,309             179,656,827
    Less - Accumulated depreciation, depletion and amortization                  (171,364,257)           (171,353,743)
                                                                              ---------------         ---------------
                                                                                    8,997,052               8,303,084
                                                                              ---------------         ---------------
                                                                              $    12,167,556         $     9,834,139
                                                                              ===============         ===============

                     LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES:
    Accrued development costs                                                 $       347,955         $        51,813
    Accrued operating expenses                                                        106,246                  48,478
    Payable to Apache Corporation                                                          --                 123,952
                                                                              ---------------         ---------------
                                                                                      454,201                 224,243
                                                                              ---------------         ---------------
 ASSET RETIREMENT OBLIGATION                                                          763,548                      --
                                                                              ---------------         ---------------
 PARTNERS' CAPITAL:
    Managing Partner                                                                  290,123                 217,341
    Investing Partners (1,084.9 units outstanding)                                 10,659,684               9,392,555
                                                                              ---------------         ---------------
                                                                                   10,949,807               9,609,896
                                                                              ---------------         ---------------
                                                                              $    12,167,556         $     9,834,139
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

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with current year presentation.

1. RECEIVABLE FROM/PAYABLE TO APACHE CORPORATION

         The receivable from/payable to Apache Corporation, the Partnership's managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred to Apache in the month after the Partnership's transactions are processed and the net results of operations are determined.

2. RIGHT OF PRESENTMENT

         As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2003 of $12,047 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2003, based on a valuation date of December 31, 2002. The Partnership is not in a position to predict how many Units will be presented for repurchase under the April 2003 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase all Units presented. The Investing Partners have until May 23, 2003 to offer their Units under the current right of presentment. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

3. NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which resulted in an increase to net oil and gas properties of $1.1 million and additional liabilities related to asset retirement obligations of $.8 million. These entries reflect the asset retirement obligation of the Partnership had the provisions of SFAS No. 143 been applied since inception. This resulted in a cumulative-effect increase in net income of $.3 million.

         Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties; therefore, had SFAS No. 143 not been adopted, net income during the first quarter of 2003 would not have been materially different. In addition, the net income impact of applying SFAS No. 143 on the comparable period in 2002 would not have resulted in a material difference. If SFAS No. 143 had been adopted effective January 1, 2002, the liability as of that date would have been approximately $.7 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

         The Partnership reported net income for the first quarter of 2003 of $2.3 million, including the cumulative effect of a change in accounting principle regarding asset retirement obligations (see Footnote 3). Net income per investing partnership unit was $1,668. Net income before the cumulative effect of the change in accounting principle was $2.0 million, or $1,392 per unit. Current net income before the change in accounting principle was more than three times the earnings in the same period last year on higher oil and natural gas prices and natural gas production.

         Revenues increased 138 percent, from $1.3 million in the first quarter of 2002 to $3.2 million in the first quarter of 2003. Natural gas sales represented 71 percent of the Partnership's total revenues during the first quarter of 2003, compared to 57 percent during the first quarter of 2002.

         The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

                                                             FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                        --------------------------------          INCREASE
                                                            2003                2002             (DECREASE)
                                                        ------------        ------------        ------------
           Gas volume - Mcf per day                            3,647               3,436                 6%
           Average gas price - per Mcf                  $       6.91        $       2.46               181%
           Oil volume - barrels per day                          309                 310                --
           Average oil price - per barrel               $      33.22        $      20.65                61%

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

         Natural gas production revenues for the first quarter of 2003 totaled $2.3 million, up 198 percent from the first quarter of 2002. Natural gas prices for the first quarter of 2003 increased 181 percent compared to the year-earlier period. The $4.45 per Mcf increase in gas prices from a year ago boosted sales by approximately $1.4 million. Natural gas volumes on a daily basis increased six percent from a year ago as a result of drilling operations in 2002 and recompletion activities during the first quarter of 2003. Also, production at North Padre Island 969 was shut-in for all of the first quarter of 2002 for a dispute with a pipeline company on increased fees charged for the transportation of natural gas.

         The Partnership's crude oil production revenues for the first quarter of 2003 totaled $.9 million, a 60 percent increase from the first quarter of 2002. A $12.57 per barrel, or 61 percent, increase in the Partnership's average realized oil price drove the increase in revenues. Oil production was even with a year ago as drilling at South Timbalier 295 during 2002 offset natural depletion.

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

OPERATING EXPENSES

         The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 23 percent during the first quarter of 2003 compared to 29 percent during the same period in 2002. The decline in rate in 2003 reflected the impact of reserve additions in the fourth quarter of 2002 and higher prices in the current year. During the first quarter, the Partnership recognized $9,197 of accretion expense on the asset retirement obligation.

         Lease operating expense (LOE) in the first quarter of 2003 increased 47 percent from the first quarter of 2002 due to higher repair and maintenance costs and workover costs incurred in 2003.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

         The Partnership's primary capital resource is net cash provided by operating activities, which totaled $1.9 million for the first three months of 2003. Net cash provided by operating activities in the quarter was up 136 percent from a year ago as a result of increases in oil and gas prices and higher natural gas production. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

         The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 66 percent of the Partnership's first quarter 2003 production and 55 percent of total proved reserves at December 31, 2002, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

         On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost.

CAPITAL COMMITMENTS

         The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at March 31, 2003.

         During the first three months of 2003, the Partnership's oil and gas property additions totaled $.4 million as the Partnership participated in recompletions at South Timbalier Block 295. Expenditures were primarily for recompletion costs on the South Timbalier A-9, A-17 and A-24 wells. The Partnership did not participate in drilling any new wells during the first quarter of 2003. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.8 million for the remainder of 2003, primarily for drilling and recompletions at South Timbalier Block 295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

         On March 5, 2003, the Partnership paid distributions to Investing Partners totaling $.5 million, or $500 per Investing Partner unit. The Partnership did not make a cash distribution to Investing Partners during the first quarter of 2002. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

         As provided in the Amended Partnership Agreement, a first right of presentment offer for 2003 of $12,047 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2003, based on a valuation date of December 31, 2002. The Partnership is not in a position to predict how many Units will be presented for repurchase under the April 2003 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Investing Partners have until May 23, 2003 to offer their Units under the current right of presentment. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2002 or the first three months of 2003.

         The information set forth under "Commodity Risk" in Item 7A of the Partnership's Form 10-K for the year ended December 31, 2002, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 - CONTROLS AND PROCEDURES

         The certifying officers of the general partner evaluated the effectiveness of the Partnership's disclosure controls and procedures within the last 90 days preceding the date of this report. Based on that review and as of the date of that evaluation, the Partnership's disclosure controls were found to be adequate, providing effective means to insure that the Partnership timely and accurately disclose the information it is required to disclose under applicable laws and regulations. Also, we made no significant changes in the Partnership's internal controls or any other factors that could affect the Partnership's internal controls since our most recent internal controls evaluation.

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


                          APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          By: Apache Corporation, General Partner



Dated: May 13, 2003       /s/ Roger B. Plank
                          -----------------------------------------------------
                          Roger B. Plank
                          Executive Vice President and Chief Financial Officer


Dated: May 13, 2003       /s/ Thomas L. Mitchell
                          -----------------------------------------------------
                          Thomas L. Mitchell
                          Vice President and Controller
                          (Chief Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Roger B. Plank
-----------------------------------------------------
Roger B. Plank
Executive Vice President and Chief Financial Officer
of Apache Corporation, General Partner



Date: May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ G. Steven Farris
-----------------------------------------------------
G. Steven Farris
President, Chief Executive Officer and
Chief Operating Officer of Apache Corporation,
General Partner



Date: May 13, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
    99.1      Certification of Chief Executive Officer and Chief Financial Officer