Form 10-Q
period 2003-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2003-08-14
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2003

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period from ___________________ to _____________________


                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
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
                                   (UNAUDITED)


                                                                   FOR THE QUARTER               FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                  ENDED JUNE 30,
                                                            ----------------------------    -----------------------------
                                                                2003            2002            2003            2002
                                                            -------------  -------------    -------------   -------------
REVENUES:
   Oil and gas sales                                        $   3,015,242  $   1,782,364    $   6,206,650   $   3,118,310
   Interest income                                                  6,345          4,930            9,783          10,358
                                                            -------------  -------------    -------------   -------------
                                                                3,021,587      1,787,294        6,216,433       3,128,668
                                                            -------------  -------------    -------------   -------------
EXPENSES:
   Depreciation, depletion and amortization                       703,922        598,747        1,445,386         988,673
   Asset retirement obligation accretion                            9,332              -           18,529               -
   Lease operating expense                                        192,007        150,186          449,618         325,339
   Gathering and transportation expense                            51,086         32,107           89,185          55,538
   Administrative                                                 105,000        115,000          210,000         230,000
                                                            -------------  -------------    -------------   -------------
                                                                1,061,347        896,040        2,212,718       1,599,550
                                                            -------------  -------------    -------------   -------------
OPERATING INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      1,960,240        891,254        4,003,715       1,529,118
                                                            -------------  -------------    -------------   -------------
   Cumulative effect of change in accounting principle                  -              -          302,407               -
                                                            -------------  -------------    -------------   -------------
NET INCOME                                                  $   1,960,240  $     891,254    $   4,306,122   $   1,529,118
                                                            =============  =============    =============   =============
NET INCOME ALLOCATED TO:
   Managing Partner                                         $     505,080  $     260,352    $   1,041,388   $     453,585
   Investing Partners                                           1,455,160        630,902        3,264,734       1,075,533
                                                            -------------  -------------    -------------   -------------
                                                            $   1,960,240  $     891,254    $   4,306,122   $   1,529,118
                                                            =============  =============    =============   =============
NET INCOME PER INVESTING PARTNER UNIT                       $       1,348  $         570    $       3,016   $         970
                                                            =============  =============    =============   =============
WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                              1,079.8        1,106.8          1,082.3         1,108.5
                                                            =============  =============    =============   =============

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------------------
                                                                                       2003                     2002
                                                                                  ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $     4,306,122         $     1,529,118
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                       1,445,386                 988,673
         Asset retirement obligation accretion                                             18,529                       -
         Cumulative effect of change in accounting principle                             (302,407)                      -
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable                          (292,210)                (52,203)
             Increase (decrease) in accrued operating expenses                             37,093                 (47,027)
             (Increase) decrease in payable to/receivable from
                 Apache Corporation                                                        87,151                (201,284)
                                                                                  ---------------         ---------------
         Net cash provided by operating activities                                      5,299,664               2,217,277
                                                                                  ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                                 (1,155,048)             (1,731,688)
   Non-cash portion of oil and gas property additions                                     428,669                (151,937)
                                                                                  ---------------         ---------------
         Net cash used in investing activities                                           (726,379)             (1,883,625)
                                                                                  ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                                       (285,936)               (134,477)
   Distributions to Investing Partners                                                   (542,445)                      -
   Distributions to Managing Partner, net                                              (1,026,426)               (469,396)
                                                                                  ---------------         ---------------
         Net cash used in financing activities                                         (1,854,807)               (603,873)
                                                                                  ---------------         ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,718,478                (270,221)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              915,891               1,883,386
                                                                                  ---------------         ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     3,634,369         $     1,613,165
                                                                                  ===============         ===============

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                                      JUNE 30,              DECEMBER 31,
                                                                                        2003                    2002
                                                                                  ---------------         ---------------
                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $     3,634,369         $       915,891
   Accrued revenues receivable                                                            907,374                 615,164
                                                                                  ---------------         ---------------
                                                                                        4,541,743               1,531,055
                                                                                  ---------------         ---------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                                  181,137,683             179,656,827
   Less - Accumulated depreciation, depletion and amortization                       (172,068,179)           (171,353,743)
                                                                                  ---------------         ---------------
                                                                                        9,069,504               8,303,084
                                                                                  ---------------         ---------------
                                                                                  $    13,611,247         $     9,834,139
                                                                                  ===============         ===============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued development costs                                                      $       480,482         $        51,813
   Accrued operating expenses                                                              85,571                  48,478
   Payable to Apache Corporation                                                          211,103                 123,952
                                                                                  ---------------         ---------------
                                                                                          777,156                 224,243
                                                                                  ---------------         ---------------
ASSET RETIREMENT OBLIGATION                                                               772,880                       -
                                                                                  ---------------         ---------------
PARTNERS' CAPITAL:
   Managing Partner                                                                       232,303                 217,341
   Investing Partners (1,061.7 and 1,084.9 units outstanding, respectively)            11,828,908               9,392,555
                                                                                  ---------------         ---------------
                                                                                       12,061,211               9,609,896
                                                                                  ---------------         ---------------
                                                                                  $    13,611,247         $     9,834,139
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

Reclassifications -

     Certain prior period amounts have been reclassified to conform with current year presentations.


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


2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2003 of $12,047 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2003, based on a valuation date of December 31, 2002. As a result, the Partnership purchased 23.14 Units in June for a total of $285,936. The Investing Partners will have second right of presentment during the fourth quarter of 2003 based on a valuation date of June 30, 2003.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2003 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.


3.   NEW ACCOUNTING PRONOUCEMENTS

     Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which resulted in an increase to net oil and gas properties of $1.1 million and additional liabilities related to asset retirement obligations of $.8 million. These entries reflect the asset retirement obligation of the Partnership had the provisions of SFAS No. 143 been applied since inception. This resulted in a cumulative-effect increase in net income of $.3 million. Since January 1, 2003, the asset retirement obligation liability has increased by accretion totaling $18,529.

     Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties; therefore, had SFAS No. 143 not been adopted, net income during the second quarter and first six months of 2003 would not have been materially different. In addition, the net income impact of applying SFAS No. 143 to the comparable periods in 2002 would not have resulted in a material difference. If SFAS No. 143 had been adopted effective January 1, 2002, the liability as of that date would have been approximately $.7 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership earned $2 million during the second quarter of 2003, more than double the net income reported in the second quarter a year ago on the strength of higher prices and production. Net income per Investing Partner Unit increased to $1,348 in the second quarter of 2003 from $570 in the second quarter of 2002.

     Net income for the first half of 2003, including the cumulative effect of a change in accounting principle, totaled $4.3 million or $3,016 per Investing Partner Unit. Net income for the same period in 2002 totaled $1.5 million or $970 per Investing Partner Unit. Current net income before the change in accounting principle was 162 percent over the same period of 2002 on higher oil and gas prices and production.

     Total revenues for the second quarter increased 69 percent from a year ago, increasing from $1.8 million in 2002 to $3.0 million in 2003. For the six months ending June 30, 2003, revenues were $6.2 million or twice the revenues for the same period in 2002 on higher oil and gas prices and production.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                     FOR THE QUARTER ENDED JUNE 30,             FOR THE SIX MONTHS ENDED JUNE 30,
                                ----------------------------------------    ----------------------------------------
                                                              INCREASE                                    INCREASE
                                    2003          2002       (DECREASE)         2003          2002       (DECREASE)
                                ------------  ------------  ------------    ------------  ------------  ------------
Gas volume - Mcf per day               4,189         3,414          23%            3,920         3,425          14%
Average gas price - per Mcf            $5.60         $3.54          58%            $6.21         $3.00         107%
Oil volume - barrels per day             333           297          12%              321           304           6%
Average oil price - per barrel        $28.96        $25.20          15%           $31.00        $22.89          35%

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

     Natural gas production revenues for the second quarter of 2003 totaled $2.1 million, up 94 percent from the second quarter of 2002. Natural gas prices for the second quarter of 2003 increased 58 percent compared to the year-earlier period. The $2.06 per Mcf increase in gas prices from a year ago boosted sales by approximately $.6 million. Natural gas volumes on a daily basis increased 23 percent from a year ago as a result of recompletion activities at South Timbalier 295 during 2003 and drilling in the field in 2002. Also, production at North Padre Island 969 was shut-in during all of the second quarter of 2002 for a dispute with a pipeline company on increased fees charged for the transportation of natural gas. The dispute was resolved in the producers' favor in August 2002 with only a slight increase in transportation rates from the field.

     The Partnership's crude oil production revenues for the second quarter of 2003 totaled $.9 million, a 29 percent increase from the second quarter of 2002. A $3.76 per barrel, or 15 percent, increase in the Partnership's average realized oil price increased oil revenues by $.1 million. Oil production was 12 percent higher than a year ago as recompletions and workovers at South Timbalier 295 during 2003 and drilling in the field during 2002 boosted oil revenues another $.1 million.

YEAR-TO-DATE 2003 COMPARED TO YEAR-TO-DATE 2002

     Gas sales for the first half of 2003 of $4.4 million increased $2.5 million, or 137 percent, when compared to the same period in 2002. The Partnership's average realized gas prices increased $3.21 per Mcf, when compared with the first six months of 2002, positively impacting sales by $2.0 million. Daily gas production for the first half of 2003 also increased 14 percent when compared to the same period in 2002, increasing revenues by $.5 million. Production increases in 2003 are a result of successful recompletions on South Timbalier 295 during the first half of 2003 and a full six months of production from North Padre 969 during 2003.

     For the six months ended June 30, 2003, oil sales increased 43 percent from a year ago to $1.8 million. The Partnership's oil sales revenues were favorably impacted by a 35 percent increase in the average realized oil price and a six percent increase in oil production, which increased sales by $.4 million and $.1 million, respectively. The increase in oil production is a result of the successful recompletions and workover at South Timbalier 295 during 2003.

     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 23 percent during the second quarter of 2003 compared to 34 percent during the same period in 2002. This decline in rate reflected the impact of higher oil and gas prices in the current year. The Partnership's DD&A expense increased primarily as a result of higher volumes sold in 2003. The Partnership recognized $9,332 of accretion expense on the asset retirement obligation during the second quarter of 2003 and $18,529 for the first six months of 2003.

     Lease operating expense (LOE) in the second quarter of 2003 increased 28 percent from the second quarter of 2002 as a result of higher overall repair and maintenance costs in 2003 and higher costs at North Padre Island 969 compared to 2002. Operations and costs in the field were sustained at a reduced level in 2002 while shut-in during the dispute between the producers and pipeline company.

     During the first half of 2003, LOE totaled $.4 million, up 38 percent over the same period the year before. The increase is attributable to workover costs incurred on the South Timbalier 295 A-21 well during the first quarter of 2003, higher overall repair and maintenance costs in 2003 and higher costs at North Padre Island 969 compared to 2002.

     Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the second quarter and first six months of 2003 increased from the comparable periods in 2002 primarily as a result of increased volumes from South Timbalier 295 and North Padre Island 969, and delivery options utilized for Matagorda Island 681/682.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $5.3 million for the first six months of 2003. Net cash provided by operating activities in 2003 was more than twice the $2.2 million reported a year ago, reflecting increases in oil and gas prices and production from 2002. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

     The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 67 percent of the Partnership's production for the first half of 2003 and 55 percent of total proved reserves at December 31, 2002, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at June 30, 2003.

     During the first six months of 2003, the Partnership's oil and gas property additions totaled $1.2 million as the Partnership participated in recompletions at South Timbalier Block 295. Expenditures were primarily for recompletion costs on the South Timbalier A-9, A-17 and A-24 wells during the first quarter and the A-5, A-14, A-15 and A-31 wells during the second quarter of this year. The Partnership did not participate in drilling any new wells during the first six months of 2003. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.3 million for the remainder of 2003, primarily for recompletions at South Timbalier Block 295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     On March 5, 2003, the Partnership paid distributions to Investing Partners totaling $.5 million, or $500 per Investing Partner unit. The Partnership did not make a cash distribution to Investing Partners during the first half of 2002. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted. Based on available cash balances and projections of the above items for the second half of 2003, the Partnership anticipates it will make a distribution to Investing Partners in the fourth quarter of 2003.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2003 of $12,047 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2003, based on a valuation date of December 31, 2002. As a result, the Partnership purchased 23.14 Units in June 2003 for a total of $285,936. The Investing Partners will have second right of presentment during the fourth quarter of 2003 based on a valuation date of June 30, 2003.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2003 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

     Effective July 1, 2003, the Managing Partner acquired from Shell Exploration and Production Company (Shell) interests in certain producing properties in the Gulf of Mexico and two onshore gas plants for $200 million in cash. The purchase price is subject to normal post closing adjustments. Prior to the transaction between Apache and Shell, Morgan Stanley Capital Group, Inc. paid Shell $300 million in cash to acquire an overriding royalty interest in a portion of the reserves to be produced over four years. The impact of these transactions on the Partnership is not known at this time.

     In conjunction with the Shell transaction, Apache acquired Shell's interest in the Ship Shoal 259 field. As an interest-owner in that field, the Partnership held a preferential right to purchase the acquired interest for $22.7 million. The Partnership waived that right.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2002 or the first six months of 2003.

     Effective with July 2003 production, the Managing Partner began directly marketing the Partnership's and its own U.S. natural gas production. Most of the Partnership's natural gas production was previously marketed through Cinergy Marketing and Trading, LLC (Cinergy) under a gas sales agreement between the Managing Partner and Cinergy. The Partnership expects that the sales prices it will receive for future natural gas sales will be comparable to prices that would have been received from Cinergy.

     The information set forth under "Commodity Risk" in Item 7A of the Partnership's Form 10-K for the year ended December 31, 2002, is incorporated by reference. Information about market risks for the current quarter is not materially different.


ITEM 4 - CONTROLS AND PROCEDURES

     G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures within the last 90 days preceding the date of this report. Based on that review and as of the date of that evaluation, the Partnership's disclosure controls were found to be adequate, providing effective means to insure that the Partnership timely and accurately disclose the information it is required to disclose under applicable laws and regulations. Also, we made no significant changes in the Partnership's internal controls or any other factors that could affect the Partnership's internal controls since our most recent internal controls evaluation.


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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits

              31.1 - Certification of Chief Executive Officer

              31.2 - Certification of Chief Financial Officer

              32.1 - Certification of Chief Executive Officer and Chief
                     Financial Officer


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


                                       APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                       By: Apache Corporation, General Partner



Dated:  August 13, 2003                /s/ Roger B. Plank
                                       -----------------------------------------
                                       Roger B. Plank
                                       Executive Vice President and Chief
                                       Financial Officer


Dated:  August 13, 2003                /s/ Thomas L. Mitchell
                                       -----------------------------------------
                                       Thomas L. Mitchell
                                       Vice President and Controller
                                       (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.            DESCRIPTION
-----------            -----------

   31.1                Certification of Chief Executive Officer

   31.2                Certification of Chief Financial Officer

   32.1                Certification of Chief Executive Officer and Chief
                       Financial Officer