Form 10-Q
period 2003-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2003-11-14
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2003

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the Transition Period from ________________ to ________________


                         Commission File Number 0-13546

                               ------------------


                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                           41-1464066
-------------------------------                         ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


    Suite 100, One Post Oak Central
  2000 Post Oak Boulevard, Houston, TX                       77056-4400
----------------------------------------                     ----------
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
                                   (UNAUDITED)

                                                             FOR THE QUARTER               FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                      ------------------------------  -----------------------------
                                                          2003             2002           2003             2002
                                                      -------------   -------------   -------------   -------------
REVENUES:
   Oil and gas sales                                  $   2,938,759   $   1,668,501   $   9,145,409   $   4,786,809
   Interest income                                            8,626           5,574          18,409          15,932
   Other revenue                                             14,567               -          14,567               -
                                                      -------------   -------------   -------------   -------------
                                                          2,961,952       1,674,075       9,178,385       4,802,741
                                                      -------------   -------------   -------------   -------------

EXPENSES:
   Depreciation, depletion and amortization                 753,110         589,566       2,198,496       1,578,239
   Asset retirement obligation accretion                      9,468               -          27,997               -
   Lease operating expense                                  182,551         171,870         632,169         497,208
   Gathering and transportation expense                      10,115          15,727          99,300          71,264
   Administrative                                            96,000         115,000         306,000         345,000
                                                      -------------   -------------   -------------   -------------
                                                          1,051,244         892,163       3,263,962       2,491,711
                                                      -------------   -------------   -------------   -------------

OPERATING INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                1,910,708         781,912       5,914,423       2,311,030
                                                      =============   =============   =============   =============
   Cumulative effect of change in accounting
     principle                                                    -               -         302,407               -
                                                      =============   =============   =============   =============
NET INCOME                                            $   1,910,708   $     781,912   $   6,216,830   $   2,311,030
                                                      =============   =============   =============   =============
NET INCOME ALLOCATED TO:
   Managing Partner                                   $     508,426   $     244,735   $   1,549,814   $     698,320
   Investing Partners                                     1,402,282         537,177       4,667,016       1,612,710
                                                      -------------   -------------   -------------   -------------

                                                      $   1,910,708   $     781,912   $   6,216,830   $   2,311,030
                                                      =============   =============   =============   =============
NET INCOME PER INVESTING PARTNER UNIT                 $       1,321   $         490   $       4,340   $       1,461
                                                      =============   =============   =============   =============
WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                        1,061.7         1,095.2         1,075.4         1,104.0
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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                   2003                  2002
                                                                             ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $     6,216,830       $     2,311,030
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                  2,198,496             1,578,239
         Asset retirement obligation accretion                                        27,997                     -
         Cumulative effect of change in accounting principle                        (302,407)                    -
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable                       17,154               (56,114)
             Increase (decrease) in accrued operating expenses                        24,716               (54,281)
             (Increase) decrease in payable to/receivable from
                 Apache Corporation                                                 (142,800)             (298,993)
                                                                             ---------------       ---------------
         Net cash provided by operating activities                                 8,039,986             3,479,881
                                                                             ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                            (1,697,747)           (2,678,465)
   Non-cash portion of oil and gas property additions                                 49,944              (259,732)
                                                                             ---------------       ---------------

         Net cash used in investing activities                                    (1,647,803)           (2,938,197)
                                                                             ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                                  (285,936)             (134,477)
   Distributions to Investing Partners                                              (542,445)                    -
   Distributions to Managing Partner                                              (1,591,827)             (689,347)
                                                                             ---------------       ---------------
         Net cash used in financing activities                                    (2,420,208)             (823,824)
                                                                             ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,971,975              (282,140)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         915,891             1,883,386
                                                                             ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     4,887,866       $     1,601,246
                                                                             ===============       ===============

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                       2003                     2002
                                                                                  ---------------        ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $     4,887,866         $       915,891
   Accrued revenues receivable                                                            598,010                 615,164
   Receivable from Apache Corporation                                                      18,848                       -
                                                                                  ---------------        ----------------
                                                                                        5,504,724               1,531,055
                                                                                  ---------------        ----------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                                  181,680,382             179,656,827
   Less - Accumulated depreciation, depletion and amortization                       (172,821,289)           (171,353,743)
                                                                                  ---------------        ----------------
                                                                                        8,859,093               8,303,084
                                                                                  ---------------        ----------------
                                                                                  $    14,363,817         $     9,834,139
                                                                                  ===============         ===============
                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Distributions payable                                                          $     4,246,868         $             -
   Accrued development costs                                                              101,757                  51,813
   Accrued operating expenses                                                              73,194                  48,478
   Payable to Apache Corporation                                                                -                 123,952
                                                                                  ---------------        ----------------
                                                                                        4,421,819                 224,243
                                                                                  ---------------        ----------------
ASSET RETIREMENT OBLIGATION                                                               782,348                       -
                                                                                  ---------------        ----------------
PARTNERS' CAPITAL:
   Managing Partner                                                                       175,328                 217,341
   Investing Partners (1,061.7 and 1,084.9 units outstanding, respectively)             8,984,322               9,392,555
                                                                                  ---------------        ----------------
                                                                                        9,159,650               9,609,896
                                                                                  ---------------        ----------------
                                                                                  $    14,363,817         $     9,834,139
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


1.   RECEIVABLE FROM/PAYABLE TO APACHE CORPORATION

     The receivable from/payable to Apache Corporation, the Partnership's managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership's transactions are processed and the net results of operations are determined.


2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2003 of $12,047 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2003, based on a valuation date of December 31, 2002. As a result, the Partnership purchased 23.14 Units in June for a total of $285,936. A second right of presentment offer for 2003 of $9,512 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 24, 2003, based on a valuation date of June 30, 2003. The Investing Partners have until the close of business on November 24, 2003 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2003, whether or not to accept each Unit offered during this election period.

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


3.   NEW ACCOUNTING PRONOUCEMENTS

     Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which resulted in an increase to net oil and gas properties of $1.1 million and additional liabilities related to asset retirement obligations of $.8 million. These entries reflect the asset retirement obligation of the Partnership had the provisions of SFAS No. 143 been applied since inception. This resulted in a cumulative-effect increase in net income of $.3 million. Since January 1, 2003, the asset retirement obligation liability has increased by accretion totaling $27,997.

     Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties; therefore, had SFAS No. 143 not been adopted, net income during the third quarter and first nine months of 2003 would not have been materially different. In addition, the net income impact of applying SFAS No. 143 to the comparable periods in 2002 would not have resulted in a material difference. If SFAS No. 143 had been adopted effective January 1, 2002, the liability as of that date would have been approximately $.7 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership earned $1.9 million during the third quarter of 2003, more than double the net income reported in the third quarter a year ago on the strength of higher prices and production. Net income per Investing Partner Unit increased to $1,321 in the third quarter of 2003 from $490 in the third quarter of 2002.

     Net income for the first nine months of 2003, including the cumulative effect of a change in accounting principle, totaled $6.2 million or $4,340 per Investing Partner Unit. Net income for the same period in 2002 totaled $2.3 million, or $1,461 per Investing Partner Unit. Current net income before the change in accounting principle was 156 percent over the same period of 2002 on higher oil and gas prices and production.

     Total revenues for the third quarter increased 76 percent from a year ago, from $1.7 million in 2002 to $3.0 million in 2003. For the nine months ending September 30, 2003, revenues were $9.2 million or almost twice the revenues for the same period in 2002 on higher oil and gas prices and production.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                  FOR THE QUARTER ENDED SEPTEMBER 30,       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------------    ----------------------------------------
                                                              INCREASE                                   INCREASE
                                     2003          2002      (DECREASE)       2003           2002        (DECREASE)
                                  ----------    ----------   ----------    ----------     ----------    ------------

Gas volume - Mcf per day              4,125         3,094         33%           3,989         3,313         20%
Average gas price - per Mcf       $    5.13     $    3.26         57%      $     5.83     $    3.08         89%
Oil volume - barrels per day            366           297         23%             336           301         12%
Average oil price - per barrel    $   29.43     $   27.14          8%      $    30.43     $   24.30         25%

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

     Natural gas production revenues for the third quarter of 2003 totaled $1.9 million, up 110 percent from the third quarter of 2002. Natural gas prices for the third quarter of 2003 increased 57 percent compared to the year-earlier period. The $1.87 per Mcf increase in gas prices from a year ago boosted sales by approximately $.5 million. Natural gas volumes on a daily basis increased 33 percent from a year ago as a result of recompletion activities at South Timbalier 295 during 2003 and drilling in the field in 2002. The South Timbalier 295 B-4, B-5 and B-6 wells were brought on production during the second half of 2002. Also, production at North Padre Island 969 was shut-in for nearly all of the first nine months of 2002 for a dispute with a pipeline company on increased fees charged for the transportation of natural gas. The dispute was resolved in the producers' favor in August 2002 with only a slight increase in transportation rates from the field, and production from the North Padre Island Field resumed in late September 2002.

     The Partnership's crude oil production revenues for the third quarter of 2003 totaled $1.0 million, a 34 percent increase from the third quarter of 2002. Oil production was 23 percent higher than a year ago as recompletions and workovers at South Timbalier 295 during 2003 and drilling in the field during 2002 boosted oil revenues $.2 million. A $2.29 per barrel, or eight percent, increase in the Partnership's average realized oil price increased oil revenues by approximately $.1 million.

YEAR-TO-DATE 2003 COMPARED TO YEAR-TO-DATE 2002

     Gas sales for the first nine months of 2003 of $6.4 million increased $3.5 million, or 128 percent, when compared to the same period in 2002. The Partnership's average realized gas prices increased $2.75 per Mcf, when compared with the first nine months of 2002, positively impacting sales by $2.5 million. Daily gas production for the first nine months of 2003 also increased 20 percent when compared to the same period in 2002, increasing revenues by $1.0 million. Production increases in 2003 are a result of successful recompletions on South Timbalier 295 during the first nine months of 2003 and a full nine months of production from North Padre 969 during 2003.

     For the nine months ended September 30, 2003, oil sales increased 40 percent from a year ago to $2.8 million. The Partnership's oil sales revenues were favorably impacted by a 25 percent increase in the average realized oil price and a 12 percent increase in oil production, which increased sales by $.5 million and $.3 million, respectively. The increase in oil production is a result of the successful recompletions and workover at South Timbalier 295 during 2003.

     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

     The Partnership reported other revenues of $14,567 during the current quarter for the final settlement of business interruption claims related to Hurricane Lili in 2002.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 26 percent during the third quarter of 2003 compared to 35 percent during the same period in 2002. This decline in rate reflected the impact of higher oil and gas prices in the current year. The Partnership's total DD&A expense increased primarily as a result of higher volumes sold in 2003. The Partnership recognized $9,468 of accretion expense on the asset retirement obligation during the third quarter of 2003 and $27,997 for the first nine months of 2003.

     Lease operating expense (LOE) in the third quarter of 2003 increased six percent from the third quarter of 2002 as a result of higher overall repair and maintenance costs in 2003 and higher costs at North Padre Island 969 compared to 2002. Operations and costs in the field were sustained at a reduced level in 2002 while shut-in during the dispute between the producers and a pipeline company (as referenced above under the "Third Quarter 2003 Compared to Third Quarter 2002" discussion of natural gas production revenues).

     During the nine months of 2003, LOE totaled $.6 million, up 27 percent over the same period the year before. The increase is attributable to workover costs incurred on the South Timbalier 295 A-21 well during the first quarter of 2003, higher overall repair and maintenance costs in 2003 and higher costs at North Padre Island 969 compared to 2002.

     Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the first nine months of 2003 increased from the comparable period in 2002 primarily as a result of increased volumes from South Timbalier 295 and North Padre Island 969, and delivery options utilized for Matagorda Island 681/682.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $8.0 million for the first nine months of 2003. Net cash provided by operating activities in 2003 was more than twice the $3.5 million reported a year ago, reflecting increases in oil and gas prices and production from 2002. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

     The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 66 percent of the Partnership's production for the nine months of 2003 and 55 percent of total proved reserves at

December 31, 2002, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

     The Partnership's oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership's production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the Partnership not participating in acquisition or exploration activities. Based on production estimates from independent engineers and current market conditions, the Partnership expects it will be able to meet its liquidity needs for routine operations in the foreseeable future. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities declines.

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

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at September 30, 2003.

     During the first nine months of 2003, the Partnership's oil and gas property additions totaled $1.7 million as the Partnership participated in nine recompletions at South Timbalier Block 295. The Partnership did not participate in drilling any new wells during the first nine months of 2003. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.3 million for the remainder of 2003, primarily for recompletions at South Timbalier Block 295. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     On March 5, 2003, the Partnership paid distributions to Investing Partners totaling $.5 million, or $500 per Investing Partner unit. The Partnership did not make a cash distribution to Investing Partners during the first nine months of 2002. The Partnership declared a distribution of $4,000 per Investing Partner unit on September 18, 2003, that was paid to Unitholders on October 9, 2003. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2003 of $12,047 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2003, based on a valuation date of December 31, 2002. As a result, the Partnership purchased 23.14 Units in June 2003 for a total of $285,936. A second right of presentment offer for 2003 of $9,512 per Unit, plus interest to the date of payment, was made to the Investing Partners on October 24, 2003, based on a valuation date of June 30, 2003. The Investing Partners have until the close of business on November 24, 2003 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2003, whether or not to accept each Unit offered during this election period.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2002 or the first nine months of 2003.

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


                                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        By:  Apache Corporation, General Partner



Dated:    November 13, 2003             /s/ Roger B. Plank
                                        ---------------------------------------
                                        Roger B. Plank
                                        Executive Vice President and
                                        Chief Financial Officer


Dated:    November 13, 2003             /s/ Thomas L. Mitchell
                                        ---------------------------------------
                                        Thomas L. Mitchell
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------

   31.1         -       Certification of Chief Executive Officer
   31.2         -       Certification of Chief Financial Officer
   32.1         -       Certification of Chief Executive Officer and Chief
                        Financial Officer