Form 10-Q
period 2004-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2004-05-10
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from                     to
                                  -------------------    ---------------------

                         Commission File Number 0-13546

                               ------------------

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                       41-1464066
     -------------------------------                      ----------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

                                                                77056-4400
    Suite 100, One Post Oak Central                             ----------
 2000 Post Oak Boulevard, Houston, TX                            (Zip Code)
---------------------------------------
(Address of Principal Executive Offices)

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

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                           ------------------------
                                                              2004          2003
                                                           ----------    ----------
REVENUES:
    Oil and gas sales                                      $3,250,730    $3,191,408
    Interest income                                             6,084         3,438
                                                           ----------    ----------

                                                            3,256,814     3,194,846
                                                           ----------    ----------

EXPENSES:
    Depreciation, depletion and amortization                  689,206       741,464
    Asset retirement obligation accretion                      11,922         9,197
    Lease operating costs                                     198,610       257,611
    Gathering and transportation expense                       34,992        38,099
    Administrative                                            102,000       105,000
                                                           ----------    ----------

                                                            1,036,730     1,151,371
                                                           ----------    ----------

OPERATING INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                         2,220,084     2,043,475
                                                           ----------    ----------

    Cumulative effect of change in accounting principle             -       302,407
                                                           ----------    ----------

NET INCOME                                                 $2,220,084    $2,345,882
                                                           ==========    ==========

NET INCOME ALLOCATED TO:
    Managing Partner                                       $  564,279    $  536,308
    Investing Partners                                      1,655,805     1,809,574
                                                           ----------    ----------

                                                           $2,220,084    $2,345,882
                                                           ==========    ==========

NET INCOME PER INVESTING PARTNER UNIT                      $    1,561    $    1,668
                                                           ==========    ==========

WEIGHTED AVERAGE INVESTING PARTNER
  UNITS OUTSTANDING                                           1,060.7       1,084.9
                                                           ==========    ==========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2004            2003
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $  2,220,084    $  2,345,882
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                              689,206         741,464
          Asset retirement obligation accretion                                  11,922           9,197
          Cumulative effect of change in accounting principle                         -        (302,407)
          Dismantlement and abandonment cost                                   (146,222)              -
          Changes in operating assets and liabilities:
              (Increase) decrease in accrued revenues receivable                 18,345        (519,078)
              (Increase) decrease in receivable from/payable to
                Apache Corporation                                              (97,855)       (418,814)
              Increase (decrease) in accrued operating expenses payable           6,049          57,768
                                                                           ------------    ------------

          Net cash provided by operating activities                           2,701,529       1,914,012
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                        (198,621)        (82,532)
                                                                           ------------    ------------

          Net cash used in investing activities                                (198,621)        (82,532)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to Investing Partners                                      (2,121,466)       (542,445)
    Distributions to Managing Partner                                          (581,420)       (463,526)
                                                                           ------------    ------------

          Net cash used in financing activities                              (2,702,886)     (1,005,971)
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             (199,978)        825,509

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  2,271,495         915,891
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  2,071,517    $  1,741,400
                                                                           ============    ============

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2004           2003
                                                                  ------------    ------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $  2,071,517    $  2,271,495
   Accrued revenues receivable                                         622,865         641,210
   Receivable from Apache Corporation                                  184,072          86,217
                                                                  ------------    ------------

                                                                     2,878,454       2,998,922
                                                                  ------------    ------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                               182,537,535     182,173,899
   Less - Accumulated depreciation, depletion and amortization    (174,187,895)   (173,498,689)
                                                                  ------------    ------------

                                                                     8,349,640       8,675,210
                                                                  ------------    ------------

                                                                  $ 11,228,094    $ 11,674,132
                                                                  ============    ============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued development costs                                      $    353,533    $    334,740
   Accrued operating expenses                                           58,125          52,076
                                                                  ------------    ------------

                                                                       411,658         386,816
                                                                  ------------    ------------

ASSET RETIREMENT OBLIGATION                                            824,442         812,520
                                                                  ------------    ------------

PARTNERS' CAPITAL:
   Managing Partner                                                    150,069         167,210
   Investing Partners (1,060.7 units outstanding)                    9,841,925      10,307,586
                                                                  ------------    ------------

                                                                     9,991,994      10,474,796
                                                                  ------------    ------------

                                                                  $ 11,228,094    $ 11,674,132
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

1.    RECEIVABLE FROM APACHE CORPORATION

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

2.    RIGHT OF PRESENTMENT

      As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2004 of $11,518 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2004, based on a valuation date of December 31, 2003. The Partnership is not in a position to predict how many Units will be presented for repurchase under the April 2004 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase all Units presented. The Investing Partners have until May 21, 2004 to offer their Units under the current right of presentment. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

3.    ASSET RETIREMENT OBLIGATIONS

      Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate. The Partnership's asset retirement obligations primarily relate to the plugging and abandonment of oil and gas properties.

      Upon adoption, the Partnership recorded an increase to net oil and gas properties of $1.1 million and additional liabilities related to asset retirement obligations of $.8 million. These amounts reflect the ARO of the Partnership had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative effect increase to 2003 earnings of $.3 million.

      The Partnership's increase in ARO liability from December 31, 2003 was attributable to accretion expense of $11,922.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

      The Partnership reported net income for the first quarter of 2004 of $2.2 million, or $1,561 per Investing Partner Unit. A year ago, the Partnership reported earnings of $2.3 million for the first quarter of 2003 which included $.3 million of income from the cumulative effect of change in accounting principle from the adoption of SFAS No. 143. Driven by higher oil prices, increased production and lower expenses in 2004, net income in the current quarter was nine percent higher than the first quarter of 2003 operating income before the cumulative effect of change in accounting principle. Total revenue increased two percent, rising from $3.2 million in the first quarter of 2003 to $3.3 million in the first quarter of 2004.

      The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                                         FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                      ----------------------------     INCREASE
                                                          2004            2003        (DECREASE)
                                                      ------------    ------------    ----------
Gas volume - Mcf per day                                     3,750           3,647             3%
Average gas price - per Mcf                           $       5.99    $       6.91           (13%)
Oil volume - barrels per day                                   338             309             9%
Average oil price - per barrel                        $      35.24    $      33.22             6%
Natural gas liquids (NGL) volume - barrels per day              48               -             -
Average NGL price - per barrel                        $      27.54               -             -

OIL AND GAS SALES

      Natural gas sales for the first quarter of 2004 totaled $2.0 million, down 10 percent from the first quarter of 2003. The Partnership's average realized natural gas price for the first quarter of 2004 decreased $.92 per Mcf from the year-earlier period, reducing current sales by approximately $.3 million. Natural gas volumes on a daily basis increased three percent from a year ago as a result of recompletion operations in 2004 and 2003. The Partnership recompleted the South Timbalier 295 A-13 ST1 and Ship Shoal 258 JB #5 wells in February 2004.

      The Partnership's crude oil sales for the first quarter of 2004 totaled $1.1 million, a 17 percent increase from the first quarter of 2003. A $2.02 per barrel, or six percent, increase in the Partnership's average realized oil price contributed to the increase in oil revenues. Oil production was nine percent higher than a year ago as recompletions at South Timbalier 295 during the second half of 2003 more than offset natural depletion.

      During the fourth quarter of 2003, the Partnership began processing a portion of its natural gas production through on-shore plants operated by third parties. The Partnership sold an average of 48 barrels per day of natural gas liquids from processing gas during the first quarter of 2004.

      Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

OPERATING EXPENSES

      The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 21 percent during the first quarter of 2004 compared to 23 percent during the same period in 2003. The decline in rate in 2004 reflected higher prices in the current year and reserve additions from recompletions in 2003. During the first quarter, the Partnership recognized $11,922 of accretion expense on the asset retirement obligation.

      Lease operating expense (LOE) in the first quarter of 2004 decreased 23 percent from the first quarter of 2003 as a result of lower workover and repair costs in 2004. Administrative expense declined slightly from a year ago to $102,000 for the quarter.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

      The Partnership's primary capital resource is net cash provided by operating activities, which totaled $2.7 million for the first three months of 2004. Net cash provided by operating activities in the quarter was up 41 percent from a year ago as a result of increases in oil prices, higher oil and natural gas production, and reduced operating costs. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

      The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 62 percent of the Partnership's first quarter 2004 production and 62 percent of total proved reserves at December 31, 2003, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

CAPITAL COMMITMENTS

      The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at March 31, 2004.

      During the first three months of 2004, the Partnership invested $.4 million in oil and gas properties as the Partnership participated in recompletions at South Timbalier Block 295 and Ship Shoal 258. The Partnership is participating in drilling the Ship Shoal 258 JB-6 well which was in-progress at March 31, 2004. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1.8 million for the remainder of 2004, primarily for drilling at Ship Shoal 258/259. The Partnership currently plans to participate in drilling six wells in the field in 2004. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

      On March 17, 2004, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first quarter of 2003 of $500 per Investing Partner Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

      As provided in the Amended Partnership Agreement, a first right of presentment offer for 2004 of $11,518 per Unit was offered to Investing Partners in April 2004, based on a valuation date of December 31, 2003. The Partnership is not in a position to predict how many Units will be presented for repurchase under the April 2004 offer and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Investing Partners have until May 21, 2004 to offer their Units under the current right of presentment. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2003 or the first three months of 2004.

      The information set forth under "Commodity Risk" in Item 7A of the Partnership's Form 10-K for the year ended December 31, 2003, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 - CONTROLS AND PROCEDURES

      G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership's internal controls over financial reporting during the fiscal quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                      APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                      By: Apache Corporation, General Partner

Dated: May 7, 2004                    /s/ Roger B. Plank
                                      ------------------------------------------
                                      Roger B. Plank
                                      Executive Vice President and Chief
                                      Financial Officer

Dated: May 7, 2004                    /s/ Thomas L. Mitchell
                                      ------------------------------------------
                                      Thomas L. Mitchell
                                      Vice President and Controller
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS

      31.1  - Certification of Chief Executive Officer

      31.2  - Certification of Chief Financial Officer

      32.1  - Certification of Chief Executive Officer and Chief Financial
              Officer