Form 10-Q
period 2004-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2004-08-09
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from ___________________ to _____________________

                         Commission File Number 0-13546

                         ------------------------------

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                         41-1464066
   --------------------------------                      -----------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification Number)

   Suite 100, One Post Oak Central                             77056-4400
2000 Post Oak Boulevard, Houston, TX                     -----------------------
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

                          PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                              FOR THE QUARTER          FOR THE SIX MONTHS
                                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                          -----------------------   -----------------------
                                                             2004         2003         2004       2003
                                                          ----------   ----------   ----------   ----------
REVENUES:
    Oil and gas sales                                     $3,173,969   $3,015,242   $6,424,699   $6,206,650
    Interest income                                            6,165        6,345       12,249        9,783
                                                          ----------   ----------   ----------   ----------
                                                           3,180,134    3,021,587    6,436,948    6,216,433
                                                          ----------   ----------   ----------   ----------
EXPENSES:
    Depreciation, depletion and amortization                 684,091      703,922    1,373,297    1,445,386
    Asset retirement obligation accretion                     12,096        9,332       24,018       18,529
    Lease operating costs                                    227,161      192,007      425,771      449,618
    Gathering and transportation expense                      27,128       51,086       62,120       89,185
    Administrative                                           102,000      105,000      204,000      210,000
                                                          ----------   ----------   ----------   ----------
                                                           1,052,476    1,061,347    2,089,206    2,212,718
                                                          ----------   ----------   ----------   ----------
OPERATING INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 2,127,658    1,960,240    4,347,742    4,003,715
                                                          ----------   ----------   ----------   ----------
    Cumulative effect of change in accounting principle            -            -            -      302,407
                                                          ----------   ----------   ----------   ----------
NET INCOME                                                $2,127,658   $1,960,240   $4,347,742   $4,306,122
                                                          ==========   ==========   ==========   ==========
NET INCOME ALLOCATED TO:
    Managing Partner                                      $  544,883   $  505,080   $1,109,162   $1,041,388
    Investing Partners                                     1,582,775    1,455,160    3,238,580    3,264,734
                                                          ----------   ----------   ----------   ----------
                                                          $2,127,658   $1,960,240   $4,347,742   $4,306,122
                                                          ==========   ==========   ==========   ==========
NET INCOME PER INVESTING PARTNER UNIT                     $    1,494   $    1,348   $    3,055   $    3,016
                                                          ==========   ==========   ==========   ==========
WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                                        1,059.6      1,079.8      1,060.2      1,082.3
                                                          ==========   ==========   ==========   ==========

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         -----------------------------------
                                                                             2004                   2003
                                                                         -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 4,347,742             $ 4,306,122
    Adjustments to reconcile net income to net cash
         provided by operating activities:
               Depreciation, depletion and amortization                    1,373,297               1,445,386
               Asset retirement obligation accretion                          24,018                  18,529
               Cumulative effect of change in accounting principle                 -                (302,407)
               Dismantlement and abandonment cost                           (140,493)                      -
               Changes in operating assets and liabilities:
                    (Increase) decrease in accrued revenues receivable      (182,368)               (292,210)
                    Increase (decrease) in accrued operating expenses         12,175                  37,093
                    (Increase) decrease in payable to/receivable from
                        Apache Corporation                                   208,679                  87,151
                                                                         -----------             -----------
               Net cash provided by operating activities                   5,643,050               5,299,664
                                                                         -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                     (827,663)               (726,379)
                                                                         -----------             -----------
               Net cash used in investing activities                        (827,663)               (726,379)
                                                                         -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of Partnership Units                                          (41,321)               (285,936)
    Distributions to Investing Partners                                   (2,121,466)               (542,445)
    Distributions to Managing Partner                                     (1,093,123)             (1,026,426)
                                                                         -----------             -----------
               Net cash used in financing activities                      (3,255,910)             (1,854,807)
                                                                         -----------             -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,559,477               2,718,478

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               2,271,495                 915,891
                                                                         -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 3,830,972             $ 3,634,369
                                                                         ===========             ===========

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                          2004             2003
                                                                                      --------------   -------------
                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                         $   3,830,972    $   2,271,495
    Accrued revenues receivable                                                             823,578          641,210
    Receivable from Apache Corporation                                                           --           86,217
                                                                                      -------------    -------------
                                                                                          4,654,550        2,998,922
                                                                                      -------------    -------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                                   183,295,637      182,173,899
    Less - Accumulated depreciation, depletion and amortization                        (174,871,986)    (173,498,689)
                                                                                      -------------    -------------
                                                                                          8,423,651        8,675,210
                                                                                      -------------    -------------
                                                                                      $  13,078,201    $  11,674,132
                                                                                      =============    =============
                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accrued development costs                                                         $     488,322    $     334,740
    Accrued operating expenses                                                               64,251           52,076
    Payable to Apache Corporation                                                           122,462               --
                                                                                      -------------    -------------
                                                                                            675,035          386,816
                                                                                      -------------    -------------
ASSET RETIREMENT OBLIGATION                                                                 836,538          812,520
                                                                                      -------------    -------------
PARTNERS' CAPITAL:
    Managing Partner                                                                        183,249          167,210
    Investing Partners (1,057.2 and 1,060.7 units outstanding, respectively)             11,383,379       10,307,586
                                                                                      -------------    -------------
                                                                                         11,566,628       10,474,796
                                                                                      -------------    -------------
                                                                                      $  13,078,201    $  11,674,132
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

2.    RIGHT OF PRESENTMENT

      As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2004 of $11,518 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2004, based on a valuation date of December 31, 2003. As a result, the Partnership purchased 3.5 Units in June for a total of $41,321. The Investing Partners will have a second right of presentment during the fourth quarter of 2004 based on a valuation date of June 30, 2004.

      The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2004 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

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

      The Partnership's increase in ARO liability from December 31, 2003 was attributable to accretion expense of $24,018.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

      The Partnership earned $2.1 million during the second quarter of 2004, nine percent above the net income reported in the second quarter a year ago on the strength of higher prices. Net income per Investing Partner Unit increased to $1,494 in the second quarter of 2004 from $1,348 in the second quarter of 2003.

      Net income for the first half of 2004, totaled $4.3 million or $3,055 per Investing Partner Unit. Net income for the same period in 2003 totaled $4.3 million or $3,016 per Investing Partner Unit. As a result of higher oil prices in 2004, net income in 2004 was nine percent higher than the 2003 net income before the cumulative effect of a change in accounting principle.

      Total revenues for the second quarter increased five percent from a year ago, increasing from $3.0 million in 2003 to $3.2 million in 2004. For the six months ending June 30, 2004, revenues were $6.4 million or four percent above the revenues for the same period in 2003 on higher oil prices and oil production.

      The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                    FOR THE QUARTER ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------   ---------------------------------
                                                            INCREASE                           INCREASE
                                     2004          2003    (DECREASE)    2004       2003      (DECREASE)
                                 ------------    --------  ---------   -------    -------     ----------
Gas volume - Mcf per day              3,640         4,189    (13%)       3,695      3,920        (6%)
Average gas price - per Mcf       $    5.97      $   5.60      7%      $  5.98    $  6.21        (4%)
Oil volume - barrels per day            311           333     (7%)         325        321         1%
Average oil price - per barrel    $   37.86      $  28.96     31%      $ 36.50    $  1.00        18%
NGL volume - barrels per day             63             -      -            57          -         -
Average NGL price - per barrel    $   21.28             -      -       $ 23.98          -         -

OIL AND GAS SALES

      Natural gas production revenues for the second quarter of 2004 totaled $2.0 million, down seven percent from the second quarter of 2003. Natural gas volumes on a daily basis decreased 13 percent from a year ago as a result of natural declines at South Timbalier 295 and Matagorda 681/682. These production declines were partially offset by new production from the completion of the Ship Shoal 258 JB-6 well in mid-April and Ship Shoal 259 JA-3 well in late May. Natural gas prices for the second quarter of 2004 increased seven percent compared to the year-earlier period. The $.37 per Mcf increase in gas prices from a year ago impacted sales by approximately $.1 million.

      The Partnership's crude oil production revenues for the second quarter of 2004 totaled $1.1 million, a 22 percent increase from the second quarter of 2003. A $8.90 per barrel, or 31 percent, increase in the Partnership's average realized oil price increased oil revenues by $.3 million. Oil production was seven percent lower than a year ago as declines at South Timbalier 295 more than offset production additions from drilling at Ship Shoal 258/259.

      Gas sales for the first half of 2004 of $4.0 million declined nine percent, when compared to the same period in 2003. The Partnership's average realized gas prices decreased $.23 per Mcf, when compared with the first six months of 2003. Daily gas production for the first half of 2004 also decreased six percent when compared to the same period in 2003. The lower sales volumes in 2004 reflected natural depletion at South Timbalier 295 and Matagorda 681/682.

      For the six months ended June 30, 2004, oil sales increased 20 percent from a year ago to $2.2 million. The Partnership's oil sales revenues were favorably impacted by an 18 percent increase in the average realized oil price and a one percent increase in daily oil production. The increase in oil production is a result of recompletions at South Timbalier 295 during the second half of 2003 and first quarter of 2004. The recompletion of the Ship Shoal 258 JB-5 well in February 2004 also contributed to the increase.

      During the fourth quarter of 2003, the Partnership began processing a portion of its natural gas production through onshore plants operated by third parties. The Partnership sold an average of 63 barrels per day of natural gas liquids from processing gas during the second quarter of 2004 and 57 barrels per day of natural gas liquids during the first six months of 2004.

      Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

OPERATING EXPENSES

      The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 22 percent during the second quarter of 2004 compared to 23 percent during the same period in 2003. This decline in rate reflected the impact of higher oil and gas prices in the current year. The Partnership recognized $12,096 of accretion expense on the asset retirement obligation during the second quarter of 2004 and $24,018 for the first six months of 2004.

      Lease operating expense (LOE) in the second quarter of 2004 increased 18 percent from the second quarter of 2003 as a result of higher overall repair and maintenance costs in 2004 and higher costs at North Padre Island 969 compared to 2003. During the first half of 2004, LOE totaled $.4 million, down five percent from the same period in 2003.

      Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the second quarter and first six months of 2004 decreased from the comparable periods in 2003 primarily as a result of decreased volumes from Matagorda 681/682.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

      The Partnership's primary capital resource is net cash provided by operating activities, which totaled $5.6 million for the first six months of 2004. Net cash provided by operating activities in 2004 was six percent above $5.3 million reported a year ago, reflecting increases in oil prices and production from 2003. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

      The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 62 percent of the Partnership's production for the first half of 2004 and 62 percent of total proved reserves at December 31, 2003, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

CAPITAL COMMITMENTS

      The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at June 30, 2004.

      During the first six months of 2004, the Partnership invested $1.1 million in oil and gas properties as the Partnership participated in drilling activities at Ship Shoal 258/259. The Partnership participated in the successful completion of the Ship Shoal 259 JA-3, which was brought on production in late May, and the Ship Shoal 258 JB-6 well, which was brought on production in mid-April. During the first quarter, the Partnership participated in the recompletion of the South Timbalier 295 A-13 and Ship Shoal 258 JB-5 wells. The Partnership is participating in the drilling of the Ship Shoal 259 JA-7 and the JA-8 wells, which were in progress at June 30, 2004.

      On March 17, 2004, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first half of 2003 of $500 per Investing Partner Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted. Based on available cash balances and projections of the above items for the second half of 2004, the Partnership anticipates it will make a distribution to Investing Partners in the fourth quarter of 2004.

      As provided in the Amended Partnership Agreement, a first right of presentment offer for 2004 of $11,518 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2004, based on a valuation date of December 31, 2003. As a result, the Partnership purchased 3.5 Units in June 2004 for a total of $41,321. The Investing Partners will have second right of presentment during the fourth quarter of 2004 based on a valuation date of June 30, 2004.

      The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2004 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2003 or the first six months of 2004.

      The information set forth under "Commodity Risk" in Item 7A of the Partnership's Form 10-K for the year ended December 31, 2003, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 - CONTROLS AND PROCEDURES

      G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership's internal controls over financial reporting during the fiscal quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                     ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------------
                                          TOTAL                      AVERAGE
                                          NUMBER                      PRICE
                                         OF UNITS                   PAID PER
          PERIOD                         PURCHASED                    UNIT
-------------------------                ---------                  ---------
April 1 to April 30, 2004                     None                        N/A
May 1 to May 31, 2004                         None                        N/A
June 1 to June 30, 2004                        3.5                  $11,518 (1)

(1)     Before interest

      Shares are purchased under terms of Amended Partnership Agreement which had previously been announced to Investing Partners in the Partnership. The Amended Partnership Agreement contains limitations on the number of units that can be repurchased including a limit of 10 percent of the Outstanding Units on an annual basis. See Note 2 (Right of Presentment) to the Consolidated Financial Statements for total cash outlays for unit purchases during the quarter and additional limitations.

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

                           APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           By:   Apache Corporation, General Partner

Dated: August 6, 2004      /s/ Roger B. Plank
                           -----------------------------------------------------
                           Roger B. Plank
                           Executive Vice President and Chief Financial Officer

Dated: August 6, 2004      /s/ Thomas L. Mitchell
                           -----------------------------------------------------
                           Thomas L. Mitchell
                           Vice President and Controller
                           (Chief Accounting Officer)

                                  EXHIBIT INDEX

31.1  -   Certification of Chief Executive Officer

31.2  -   Certification of Chief Financial Officer

32.1  -   Certification of Chief Executive Officer and Chief Financial
          Officer