Form 10-Q
period 2004-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2004-11-09
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from ___________________ to _____________________

                         Commission File Number 0-13546

                               ------------------

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                   41-1464066
       -------------------------------                  ----------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                   Identification Number)

     Suite 100, One Post Oak Central
  2000 Post Oak Boulevard, Houston, TX                        77056-4400
  ------------------------------------                        ----------
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
                                   (UNAUDITED)

                                                                     FOR THE QUARTER                  FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                              ----------------------------        ----------------------------
                                                                 2004             2003              2004               2003
                                                              ----------        ----------        ----------        ----------
REVENUES:
   Oil and gas sales                                          $3,440,706        $2,938,759        $9,865,405        $9,145,409
   Interest income                                                13,757             8,626            26,006            18,409
   Other revenue                                                       -            14,567                 -            14,567
                                                              ----------        ----------        ----------        ----------
                                                               3,454,463         2,961,952         9,891,411         9,178,385
                                                              ----------        ----------        ----------        ----------
EXPENSES:
   Depreciation, depletion and amortization                      766,845           753,110         2,140,142         2,198,496
   Asset retirement obligation accretion                          12,272             9,468            36,290            27,997
   Lease operating costs                                         183,885           182,551           609,656           632,169
   Gathering and transportation expense                           33,376            10,115            95,496            99,300
   Administrative                                                102,000            96,000           306,000           306,000
                                                              ----------        ----------        ----------        ----------
                                                               1,098,378         1,051,244         3,187,584         3,263,962
                                                              ----------        ----------        ----------        ----------

OPERATING INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     2,356,085         1,910,708         6,703,827         5,914,423
                                                              ----------        ----------        ----------        ----------
   Cumulative effect of change in accounting principle                 -                 -                 -           302,407
                                                              ----------        ----------        ----------        ----------
NET INCOME                                                    $2,356,085        $1,910,708        $6,703,827        $6,216,830
                                                              ==========        ==========        ==========        ==========
NET INCOME ALLOCATED TO:
   Managing Partner                                           $  603,772        $  508,426        $1,712,934        $1,549,814
   Investing Partners                                          1,752,313         1,402,282         4,990,893         4,667,016
                                                              ----------        ----------        ----------        ----------
                                                              $2,356,085        $1,910,708        $6,703,827        $6,216,830
                                                              ==========        ==========        ==========        ==========
NET INCOME PER INVESTING PARTNER UNIT                         $    1,657        $    1,321        $    4,712        $    4,340
                                                              ==========        ==========        ==========        ==========
WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                             1,057.2           1,061.7           1,059.2           1,075.4
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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              -------------------------------
                                                                                 2004                 2003
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 6,703,827         $ 6,216,830
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                               2,140,142           2,198,496
         Asset retirement obligation accretion                                     36,290              27,997
         Cumulative effect of change in accounting principle                            -            (302,407)
         Dismantlement and abandonment cost                                      (187,160)                  -
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable                    31,144              17,154
             Increase (decrease) in accrued operating expenses                      3,932              24,716
             (Increase) decrease in receivable from Apache Corporation            (82,198)           (142,800)
                                                                              -----------         -----------
         Net cash provided by operating activities                              8,645,977           8,039,986
                                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                         (1,706,329)         (1,647,803)
                                                                              -----------         -----------
         Net cash used in investing activities                                 (1,706,329)         (1,647,803)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                                (41,321)           (285,936)
   Distributions to Investing Partners                                         (2,121,466)           (542,445)
   Distributions to Managing Partner                                           (1,745,962)         (1,591,827)
                                                                              -----------         -----------
         Net cash used in financing activities                                 (3,908,749)         (2,420,208)
                                                                              -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,030,899           3,971,975

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    2,271,495             915,891
                                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 5,302,394         $ 4,887,866
                                                                              ===========         ===========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                       2004                  2003
                                                                                   -------------         -------------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   5,302,394         $   2,271,495
   Accrued revenues receivable                                                           610,066               641,210
   Receivable from Apache Corporation                                                    168,415                86,217
                                                                                   -------------         -------------
                                                                                       6,080,875             2,998,922
                                                                                   -------------         -------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                                 184,152,528           182,173,899
   Less - Accumulated depreciation, depletion and amortization                      (175,638,831)         (173,498,689)
                                                                                   -------------         -------------
                                                                                       8,513,697             8,675,210
                                                                                   -------------         -------------
                                                                                   $  14,594,572         $  11,674,132
                                                                                   =============         =============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Distributions payable                                                           $   4,228,869         $           -
   Accrued development costs                                                             419,880               334,740
   Accrued operating expenses                                                             56,008                52,076
                                                                                   -------------         -------------
                                                                                       4,704,757               386,816
                                                                                   -------------         -------------
ASSET RETIREMENT OBLIGATION                                                              848,810               812,520
                                                                                   -------------         -------------

PARTNERS' CAPITAL:
   Managing Partner                                                                      134,182               167,210
   Investing Partners (1,057.2 and 1,060.7 units outstanding, respectively)            8,906,823            10,307,586
                                                                                   -------------         -------------

                                                                                       9,041,005            10,474,796
                                                                                   -------------         -------------
                                                                                   $  14,594,572         $  11,674,132
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

1. RECEIVABLE FROM APACHE CORPORATION

     The receivable from Apache Corporation, the Partnership's managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership in the month after the Partnership's transactions are processed and the net results of operations are determined.

2. RIGHT OF PRESENTMENT

         As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2004 of $11,518 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2004, based on a valuation date of December 31, 2003. As a result, the Partnership purchased 3.5 Units in June for a total of $41,321. A second right of presentment offer for 2004 of $8,988 per Unit, plus interest to the date of payment, was made to Investing Partners on October 22, 2004, based on a valuation date of June 30, 2004. The Investing Partners have until the close of business on November 22, 2004 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2004, whether or not to accept each Unit offered during this election period.

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

         The Partnership's increase in ARO liability from December 31, 2003 was attributable to accretion expense of $36,290.

4. CHANGE IN CRITICAL ACCOUNTING POLICY

         In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB 106) to provide new guidance on how asset retirement obligations should impact the calculation of the "ceiling test" or limitation on the amount of properties that can be capitalized on the balance sheet under the full cost method of accounting for oil and gas companies. The new guidance dictates that since the asset retirement obligation is now reported on the balance sheet, related costs in the future net cash flow calculation should be omitted to avoid double-counting these costs. As allowed under existing guidance, the Partnership includes such costs in its future net cash flow calculation, but adjusts the corresponding amount on the balance sheet. The Partnership does not believe that adoption of SAB 106 will have a material impact on financial results. The Partnership will apply the new guidance outlined in SAB 106 prospectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership earned $2.4 million during the third quarter of 2004, 23 percent above the net income reported in the third quarter a year ago on the strength of higher oil and gas prices. Net income per Investing Partner Unit increased to $1,657 in the third quarter of 2004 from $1,321 in the third quarter of 2003.

     Net income for the first nine months of 2004, totaled $6.7 million or $4,712 per Investing Partner Unit. Net income for the same period in 2003 totaled $6.2 million or $4,340 per Investing Partner Unit. As a result of higher oil and gas prices in 2004, net income in 2004 was 13 percent higher than the 2003 net income before the cumulative effect of a change in accounting principle.

     Total revenues for the third quarter increased 17 percent from a year ago, increasing from $3.0 million in 2003 to $3.5 million in 2004. For the nine months ending September 30, 2004, revenues were $9.9 million, or eight percent above the revenues for the same period in 2003 on higher oil and gas prices.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                  FOR THE QUARTER ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------      -------------------------------------
                                                            INCREASE                                  INCREASE
                                     2004         2003     (DECREASE)        2004          2003      (DECREASE)
                                  ---------    ---------   ----------      ---------    ---------    ----------
Gas volume - Mcf per day              3,891        4,125           (6%)        3,761        3,989           (6%)
Average gas price - per Mcf       $    5.85    $    5.13           14%     $    5.93    $    5.83            2%
Oil volume - barrels per day            286          366          (22%)          312          336           (7%)
Average oil price - per barrel    $   42.83    $   29.43           46%     $   38.45    $   30.43           26%
NGL volume - barrels per day             93            -            -             69            -            -
Average NGL price - per barrel    $   25.71            -            -      $   24.77            -            -

OIL AND GAS SALES

         Natural gas production revenues for the third quarter of 2004 totaled $2.0 million, up seven percent from the third quarter of 2003. The Partnership's average realized natural gas price for the third quarter of 2004 increased 14 percent compared to the year-earlier period. The $.72 per Mcf increase in gas price from a year ago positively impacted sales by approximately $.3 million. Natural gas volumes on a daily basis decreased six percent from a year ago as a result of natural declines at South Timbalier 295 and Matagorda 681/682. These production declines were partially offset by new production from the completion of the Ship Shoal 258 JB-6 well in mid-April, the Ship Shoal 259 JA-3 well in late May, the Ship Shoal 258/259 JA-7 well in late July, and the Ship Shoal 258/259 JA-8 well in late September. Production from Ship Shoal 258/259 and South Timbalier 295 was shut-in for three days in mid-September as Hurricane Ivan passed through the Gulf of Mexico. The Partnership's properties did not sustain significant damage from the hurricane.

         The Partnership's crude oil production revenues for the third quarter of 2004 totaled $1.1 million, a 14 percent increase from the third quarter of 2003. A $13.40 per barrel, or 46 percent, increase in the Partnership's average realized oil price increased oil revenues by $.5 million. Oil production was 22 percent lower than a year ago as declines at South Timbalier 295 more than offset production additions from drilling at Ship Shoal 258/259. As noted above, Hurricane Ivan caused Ship Shoal 258/259 and South Timbalier 295 to be shut-in for three days in September.

         Gas sales for the first nine months of 2004 of $6.1 million declined four percent, when compared to the same period in 2003. The Partnership's average realized gas prices increased $.10 per Mcf, when compared with the first nine months of 2003. Daily gas production for the first nine months of 2004 decreased six percent when compared to the same period in 2003. The lower sales volumes in 2004 reflected natural depletion at South Timbalier 295 and Matagorda 681/682.

     For the nine months ended September 30, 2004, oil sales increased 18 percent from a year ago to $3.3 million. The Partnership's oil sales revenues were favorably impacted by an 26 percent increase in the average realized oil price. Oil production declined seven percent from a year ago as a result of natural depletion. The recompletion of the Ship Shoal 258 JB-5 well in February 2004 and new drilling at Ship Shoal 258/259 during 2004 partially offset the decline in production.

     During the fourth quarter of 2003, the Partnership began processing a portion of its natural gas production through onshore plants operated by third parties. The Partnership sold an average of 93 barrels per day of natural gas liquids from processing gas during the third quarter of 2004 and 69 barrels per day of natural gas liquids during the first nine months of 2004.

     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 22 percent during the third quarter of 2004 compared to 26 percent during the same period in 2003. This decline in rate reflected the impact of higher oil and gas prices in the current year. The Partnership recognized $12,272 of accretion expense on the asset retirement obligation during the third quarter of 2004 and $36,290 for the first nine months of 2004.

     Lease operating expense (LOE) in the third quarter of 2004 was essentially even with the third quarter of 2003. During the first nine months of 2004, LOE totaled $.6 million, down four percent from the same period in 2003 on lower repair and maintenance costs.

     Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the third quarter were up from the third quarter of 2003 as a result of increased volumes from Ship Shoal 258/259. Gathering and transportation costs during the first nine months of 2004 were down from a year ago as a result of decreased volumes from Matagorda Island 681/682.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $8.6 million for the first nine months of 2004. Net cash provided by operating activities in 2004 was eight percent above the $8.0 million reported a year ago, reflecting increases in oil prices from 2003. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

     The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 62 percent of the Partnership's production for the first nine months of 2004 and 62 percent of total proved reserves at

December 31, 2003, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at September 30, 2004.

         During the first nine months of 2004, the Partnership invested $1.7 million in oil and gas properties as the Partnership participated in drilling activities at Ship Shoal 258/259. During the third quarter, the Partnership participated in the successful completion of two wells at Ship Shoal 258/259, the JA-7 and the JA-8. The JA-7 well was brought on production in late July while the JA-8 well was completed as a producer in late September. During the second quarter, the Partnership participated in the successful completion of the Ship Shoal 259 JA-3 ST1, which was brought on production in late May, and the Ship Shoal 258 JB-6 well, which was brought on production in mid-April. During the first quarter, the Partnership participated in the recompletion of the South Timbalier 295 A-13 and Ship Shoal 258 JB-5 wells.

     On March 17, 2004, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first nine months of 2003 of $500 per Investing Partner Unit. The Partnership declared a distribution of $4,000 per Investing Partner Unit on September 2, 2004, that was paid to Unitholders on October 7, 2004. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2004 of $11,518 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2004, based on a valuation date of December 31, 2003. As a result, the Partnership purchased 3.5 Units in June 2004 for a total of $41,321. A second right of presentment offer for 2004 of $8,988 per Unit, plus interest to the date of payment, was made to Investing Partners on October 22, 2004 based on a valuation date of June 30, 2004. The Investing Partners have until the close of business on November 22, 2004 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2004, whether or not to accept each Unit offered during this election period.

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

ITEM 4 - CONTROLS AND PROCEDURES

     G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership's internal controls over financial reporting during the fiscal quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                              APACHE OFFSHORE INVESTMENT PARTNERSHIP
                              By:  Apache Corporation, General Partner

Dated: November 8, 2004       /s/ Roger B. Plank
                              --------------------------------------------------
                              Roger B. Plank
                              Executive Vice President and Chief Financial
                              Officer

Dated: November 8, 2004       /s/ Thomas L. Mitchell
                              --------------------------------------------------
                              Thomas L. Mitchell
                              Vice President and Controller
                              (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibits

31.1    -    Certification of Chief Executive Officer

31.2    -    Certification of Chief Financial Officer

32.1    -    Certification of Chief Executive Officer and Chief
             Financial Officer