Form 10-K
period 2004-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2005-03-16
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______________ to ______________

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

     Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

Aggregate market value of the voting and non-voting
   common equity held by non-affiliates of registrant as of
   June 30, 2004..................................................   $13,044,372

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Apache Corporation's proxy statement relating to its 2005 annual meeting of stockholders have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

ITEM                                                                               PAGE
----                                                                               ----
                                     PART I

  1.   BUSINESS.................................................................     1
  2.   PROPERTIES...............................................................     5
  3.   LEGAL PROCEEDINGS........................................................     6
  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................     6

                                     PART II

  5.   MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED
          SECURITY HOLDER MATTERS...............................................     7
  6.   SELECTED FINANCIAL DATA..................................................     7
  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................................     8
 7A.   MARKET RISK..............................................................    14
  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................    15
  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...................................    33
 9A.   CONTROLS AND PROCEDURES..................................................    33
 9B.   OTHER INFORMATION........................................................    33

                                    PART III

 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP......................    34
 11.   EXECUTIVE COMPENSATION...................................................    34
 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT........................................................    34
 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................    34
 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................    34

                                     PART IV

 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........    35

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

     The Partnership does not maintain a website, so we do not make electronic access to our reports filed with the Securities and Exchange Commission (SEC) available on or through a website. The Partnership will, however, provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Partnership's annual reports on Form 10-K and quarterly reports on Form 10-Q are the certifications of the Managing Partners' chief executive officer and chief financial officer that are required by applicable laws and regulations. Any requests for copies of filing with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056,
Attention: David Higgins, or by telephone at 713-296-6690.

     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2004, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term "Partnership" refers to either the Investment Partnership or the Limited Partnership, as the case may be.

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

2004 RESULTS AND BUSINESS DEVELOPMENT

     The Partnership reported net income in 2004 of $9.6 million, or $6,786 per Investing Partner Unit. Earnings were up from $8.0 million in 2003 on the strength of higher oil and gas prices in 2004. Natural gas production averaged 3,820 Mcf per day, while oil sales averaged 301 barrels per day. Production added through drilling in 2004 partially offset declines from natural depletion.

     During 2004, the Partnership participated in drilling four new wells at Ship Shoal 258/259. The Partnership completed the Ship Shoal 258 JB-6 well in mid-April, the Ship Shoal 259 JA-3 well in late May, the Ship Shoal 259 JA-7 in late July and the Ship Shoal 259 JA-8 well in late September. While the JB-6 well produced for only three months before watering out, the other Ship Shoal completions were still producing at the end of 2004 and each are projected to produce from their current zones for two or more years. During 2004, the Partnership participated in one recompletion at South Timbalier 295 and one recompletion at Ship Shoal 258 to maintain production and enhance recoverable reserves.

     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2004, 43 of those prospects have been surrendered or sold.

     As of December 31, 2004, the Partnership had 54 producing wells on the Partnership's six remaining developed fields. Two of the Partnership's producing wells are dual completions. The Partnership had, at December 31, 2004, estimated proved oil and gas reserves of 9.1 Bcfe, of which 57 percent was natural gas.

MARKETING

     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The Partnership's oil and condensate production during 2004 was purchased largely by Plains Marketing LP at market prices.

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

     In 1998, Apache sold its interest in Producers Energy Marketing LLC (ProEnergy) (a gas marketing company formed by Apache and other natural gas producers) to Cinergy Corp., with ProEnergy being renamed Cinergy Marketing & Trading, LLC. In July 1998, in connection with the sale of its interest, Apache entered into a gas purchase agreement with Cinergy to market most of its U.S. natural gas production for a ten-year period, with an option, after prior notice, to terminate after six years. Apache also sold most of the Partnership's natural gas production to Cinergy under the gas purchase agreement.

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

RISK FACTORS RELATED TO THE PARTNERSHIP'S BUSINESS AND OPERATIONS

     The Partnership's business activities are subject to significant hazards and risks, including those described below. If any of such events should occur, the Partnership's business, financial condition, liquidity and/or results of operations could be materially harmed, and holders of the Partnership Units could lose part or all of their investments.

PARTNERSHIP'S PROFITABILITY IS HIGHLY DEPENDENT ON THE PRICES OF CRUDE OIL, NATURAL GAS AND NATURAL GAS LIQUIDS, WHICH HAVE HISTORICALLY BEEN VERY VOLATILE

     The Partnership's revenues, profitability, operating cash flows and future rate of growth are highly dependent on the prices of crude oil, natural gas and natural gas liquids, which are affected by numerous factors beyond its control. Historically these prices have been very volatile. A significant downward trend in commodity prices would have a material adverse effect on our revenues, profitability and cash flow and could result in a reduction in the carrying value of our oil and gas properties and the amounts of our proved oil and gas reserves.

DRILLING ACTIVITIES MAY NOT BE PRODUCTIVE

     Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

     -    unexpected drilling conditions;

     -    pressure or irregularities in formations;

     -    equipment failures or accidents;

     -    fires, explosions, blow-outs and surface cratering;

     -    marine risks such as capsizing, collisions and hurricanes;

     -    other adverse weather conditions; and

     -    shortages or delays in the delivery of equipment.

     Certain of the Partnership's future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition.

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

INSURANCE DOES NOT COVER ALL RISKS

     Exploration for and production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. Apache, as managing partner, maintains insurance against certain losses or liabilities arising from the Partnership's operations in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance is not available to the Partnership against all operational risks.

INDUSTRY COMPETITION

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

     On March 14, 2002, the Partnership's previous independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, a jury returned with a guilty verdict against Arthur Andersen following a trial. We are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. On March 29, 2002, the General Partner decided not to engage Arthur Andersen as the Partnership's independent auditors, and engaged Ernst & Young LLP to serve as our new independent auditors for 2002. Ernst & Young also served as the Partnership's independent auditors in 2003 and 2004. However, included in this annual report on Form 10-K are financial data and other information for 2000 and 2001 that were audited by Arthur Andersen. Investors in the Partnership's securities may encounter difficulties in obtaining, or be unable to obtain, from Arthur Andersen with respect to its audits of our financial statements relief that may be available to investors under the federal securities laws against auditing firms.

ITEM 2. PROPERTIES

ACREAGE

     Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's gross and net acreage as of December 31, 2004, is set forth below:

                                            DEVELOPED ACREAGE
                                         -----------------------
          LEASE BLOCK            STATE   GROSS ACRES   NET ACRES
------------------------------   -----   -----------   ---------
Ship Shoal 258, 259                LA       10,141         638
South Timbalier 276, 295, 296      LA       15,000       1,063
North Padre Island 969, 976        TX       10,080         714
Matagorda Island 681, 682, 683     TX       15,840         742
South Pass 83                      LA        5,000         339
Ship Shoal 201, 202                LA       10,000          --
                                            ------       -----
                                            66,061       3,496
                                            ======       =====

     At December 31, 2004, the Partnership did not have an interest in any undeveloped acreage.

PRODUCTIVE OIL AND GAS WELLS

     The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2004, is set forth below:

                                              GAS            OIL
                                         ------------   ------------
         LEASE BLOCK             STATE   GROSS    NET   GROSS    NET
------------------------------   -----   -----   ----   -----   -----
Ship Shoal 258, 259                LA       7     .44     --      --
South Timbalier 276, 295, 296      LA       1     .07     33    2.34
North Padre Island 969, 976        TX       5     .35     --      --
Matagorda Island 681, 682, 683     TX       5     .32     --      --
South Pass 83                      LA       1     .07     --      --
Ship Shoal 201, 202                LA       1      --      1      --
                                          ---    ----    ---    ----
                                           20    1.25     34    2.34
                                          ===    ====    ===    ====

NET WELLS DRILLED

     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

            NET EXPLORATORY            NET DEVELOPMENT
----   ------------------------   ------------------------
YEAR   PRODUCTIVE   DRY   TOTAL   PRODUCTIVE   DRY   TOTAL
----   ----------   ---   -----   ----------   ---   -----
2004       --        --     --        .30       --    .30
2003       --        --     --         --       --     --
2002       --        --     --        .35      .07    .42

PRODUCTION AND PRICING DATA

     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Partnership, average production costs (including gathering and transportation expense) and average sales prices.

                       PRODUCTION                                  AVERAGE SALES PRICES
               --------------------------      AVERAGE      ---------------------------------
 YEAR ENDED      OIL       GAS      NGLS      PRODUCTION       OIL         GAS         NGLS
DECEMBER 31,   (MBBLS)   (MMCF)   (MBBLS)   COST PER MCFE   (PER BBL)   (PER MCF)   (PER BBL)
------------   -------   ------   -------   -------------   ---------   ---------   ---------
    2004         110      1,398      26          $.48         $40.62      $6.23       $26.84
    2003         125      1,432       6           .42          30.73       5.56        23.92
    2002         110      1,224      --           .44          25.03       3.36           --

     See the Supplemental Oil and Gas Disclosures under Item 8 for estimated proved oil and gas reserves quantities.

ESTIMATED PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 2004, the Partnership had total estimated proved reserves of 648,201 barrels of crude oil, condensate and NGLs and 5.2 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to
9.1 Bcf of gas. Estimated proved developed reserves comprise 99 percent of the Partnership's total estimated proved reserves on a Bcfe basis.

     The Partnership's estimates of proved reserves and proved developed reserves at December 31, 2004, 2003 and 2002, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited), in the 2004 Consolidated Financial Statements under Item 8 of this Form 10-K.

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves that can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program is based. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2004, there were 1,055.7 of the Partnership's Units outstanding held by 879 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $6.4 million, or $6,000 per Unit, during 2004 and approximately $4.8 million, or $4,500 per Unit, during 2003.

     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2004, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8 below of this Form 10-K. The Partnership's financial statements for the years 2000 and 2001 were audited by Arthur Andersen LLP, independent public accountants. For a discussion of the risks relating to Arthur Andersen's audit of the Partnership's financial statements, please see "Risk Factors Related to the Partnership's Business and Operations".

                                     AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                    2004      2003     2002      2001      2000
                                  -------   -------   ------   -------   -------
                                      (In thousands, except per Unit amounts)
Total assets                      $12,215   $11,674   $9,834   $ 9,413   $ 8,715
                                  =======   =======   ======   =======   =======
Partners' capital                 $11,293   $10,475   $9,610   $ 8,369   $ 7,728
                                  =======   =======   ======   =======   =======
Oil and gas sales                 $13,874   $11,951   $6,868   $10,495   $12,641
                                  =======   =======   ======   =======   =======
Net income                        $ 9,591   $ 8,037   $3,524   $ 7,264   $ 8,497
                                  =======   =======   ======   =======   =======
Net income allocated to:
   Managing Partner               $ 2,407   $ 2,037   $1,036   $ 1,731   $ 2,102
   Investing Partners               7,184     6,000    2,488     5,533     6,395
                                  -------   -------   ------   -------   -------
                                  $ 9,591   $ 8,037   $3,524   $ 7,264   $ 8,497
                                  =======   =======   ======   =======   =======
Net income per Investing
   Partner Unit                   $ 6,786   $ 5,598   $2,259   $ 4,922   $ 5,654
                                  =======   =======   ======   =======   =======
Cash distributions per
   Investing Partner Unit         $ 6,000   $ 4,500   $1,000   $ 4,000   $ 5,750
                                  =======   =======   ======   =======   =======

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

     As with other independent energy companies, the Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids. The Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. With tight supplies of natural gas in the United States and political concerns impacting world oil markets, the Partnership benefited from high oil and gas prices throughout 2004. Commodity prices, however, have historically been volatile. This volatility has caused the Partnership's revenues and resulting cash flow from operating activities to fluctuate widely over the years.

     The Partnership participates in development drilling and recompletion activities as recommended by outside operators and the Partnership's Managing Partner. These activities have helped stem the decline in the Partnership's production in recent years and even contributed to an increase in production in 2003. During 2004, the Partnership participated in drilling four development wells at Ship Shoal 258/259. All four wells were completed as producers although one well was subsequently taken off production as a result of excess water production.

     Generally, the Partnership has used its remaining available cash to fund distributions to its Partners. Distributions to Investing Partners increased to $6,000 per Unit in 2004, up 33 percent from 2003. Reflecting the significant impact of oil and gas prices on net income and cash from operating activities, distributions to Investing Partners had increased from $1,000 per Unit in 2002 to $4,500 per Unit in 2003.

RESULTS OF OPERATIONS

     This section includes a discussion of the Partnership's 2004 and 2003 results of operations, and items contributing to changes in revenues and expenses during those periods.

NET INCOME AND REVENUE

     The Partnership reported net income of $9.6 million for 2004, up 19 percent from 2003 on the strength of higher commodity prices. Net income per Investing Partner Unit increased in 2004 to $6,786, up from $5,598 in 2003. The Partnership reported earnings in 2003 of $8.0 million, more than double the 2002 earnings on higher production and prices.

     Total revenues increased to $14.0 million in 2004 with higher prices. The Partnership's total revenue in 2003 of $12.0 million was up 72 percent from 2002 on higher oil and gas production and prices. Interest income earned by the Partnership on short-term cash investments in 2004 increased from 2003 as a result of higher average investment balances in 2004. Interest income in 2003 increased 41 percent from $19,199 in 2002 on higher interest rates and average investment balances to $27,081 in 2003.

     The Partnership's oil and gas production volume and price information is summarized in the following table:

                                 FOR THE YEAR ENDED DECEMBER 31,
                                 -------------------------------
                                      2004     2003     2002
                                     ------   ------   ------
Gas volumes - Mcf per day             3,820    3,924    3,353
Average gas price - per Mcf          $ 6.23   $ 5.56   $ 3.36
Oil volumes - barrels per day           301      342      302
Average oil price - per barrel       $40.62   $30.73   $25.03
NGL volumes - barrels per day            71       16       --
Average NGL price - per barrel       $26.84   $23.92       --

     The Partnership's revenues are sensitive to changes in prices received for its products. A substantial portion of the Partnership's production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have dramatic effects on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while other economic factors could impact demand.

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

NATURAL GAS SALES

     Natural gas sales for 2004 totaled $8.7 million, up nine percent from 2003 on higher prices. The Partnership's average realized natural gas price for 2004 improved 12 percent from 2003. The $.67 per Mcf increase in gas price from a year ago boosted sales by approximately $1.0 million. Daily gas production for 2004 decreased three percent from 2003, decreasing sales by $.2 million. Production added through drilling successes at Ship Shoal 258/259 and recompletions at South Timbalier 295 and Ship Shoal 259 in 2004 partially offset natural depletion for the year. The Partnership completed the Ship Shoal 258 JB-6 well in mid-April, the Ship Shoal 259 JA-3 in late May, the Ship Shoal 259 JA-7 in late July and the Ship Shoal 258 JA-8 in late September.

     Natural gas sales for 2003 totaled $8 million, up 94 percent from 2002 on higher prices and production. The Partnership's average realized natural gas price for 2003 improved 65 percent from 2002. The $2.20 per Mcf increase in gas price from 2002 boosted sales by approximately $2.7 million. Daily gas production for 2003 increased 17 percent from 2002, increasing sales by $1.2 million. Production added through recompletions at South Timbalier 295 and Ship Shoal 259 in 2003 more than offset natural depletion for the year. Also, production at North Padre Island 969 was shut-in for the first nine months of 2002 for a dispute with a pipeline company on increased fees charged for the transportation of natural gas. The North Padre Island 969 wells returned to production in late September 2002 after the Federal Energy Regulatory Commission
(FERC) issued a ruling which established an unbundled gathering rate of approximately two cents per Mcf on the North Padre Island system as opposed to the 12 cents per Mcf rate demanded by the pipeline.

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

CRUDE OIL SALES

     The Partnership's crude oil sales in 2004 totaled $4.5 million, up 17 percent from 2003. A $9.89 per barrel, or 32 percent, increase in the Partnership's average realized oil price in 2004 increased oil revenues by $1.2 million from 2003. Oil production decreased 12 percent from 2003 as a result of declines at South Timbalier 295.

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

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, decreased to 20 percent in 2004. The decrease in DD&A rate as a percentage of sales reflected higher oil and gas prices in 2004. The Partnership's DD&A rate, expressed as a percentage of oil and gas sales, decreased to 24 percent in 2003 from 32 percent in 2002 as a result of higher oil and gas prices in 2003. DD&A expense declined slightly in 2004 on an absolute basis as a result of the decline in the Partnership's production from 2003, and as a result of reserve additions from drilling at Ship Shoal 258/259. DD&A expense had increased on an absolute basis in 2003 with the increase in oil and gas production compared to 2002.

     Lease operating costs in 2004 increased approximately $100,000 from a year ago primarily as result of higher repair and maintenance costs. The increase also reflected generally higher service costs, chemical costs and fuel and power costs impacting all oil and gas producers. Repair cost in 2004 included cost to repair damage to the South Pass 83 platform resulting from Hurricane Ivan. Administrative expense declined slightly from last year, dropping to $403,000 in 2004.

     Lease operating costs in 2003 increased approximately $87,000 from the prior year primarily as a result of higher workover and maintenance costs and higher cost at the North Padre Island 969 compared to 2002. Operations and costs at North Padre Island 969 were sustained at a reduced level in 2002 while shut-in during the dispute between the producers and a pipeline company as noted under the discussion of natural gas sales. Administrative expense declined slightly from 2002, dropping to $405,000.

     The Partnership sells oil and natural gas under two types of transactions, both of which include a transportation charge. One is a netback arrangement, under which the Partnership sells oil or natural gas at the wellhead and collects a price, net of transportation incurred by the purchaser. In this case, the Partnership records sales at the price received from the purchaser which is net of transportation costs. Under the other arrangement, the Partnership sells oil or natural gas at a specific delivery point, pays transportation to a carrier and receives from the purchaser a price with no transportation deduction. In this case, the Partnership records the transportation cost as gathering and transportation costs. The Partnership's treatment of transportation costs is pursuant to Emerging Issues Task Force Issue 00-10, "Accounting or Shipping and Handling Fees and Costs" and as a result a portion of our transporting costs are reflected in sales prices and a portion is reflected as Transportation and Gathering expense.

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $11.7 million for 2004. Benefiting from strong commodity prices throughout 2004, the Partnership's 2004 net cash provided by operating activities increased $1.6 million, or 16 percent, from a year ago. Net cash provided by operating activities in 2003 increased 106 percent from 2002 on increases in both oil and gas production and prices.

     The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 63 percent of the Partnership's 2004 production and 57 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

     The Partnership's oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership's production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the Partnership not participating in acquisition or exploration activities. Based on production estimates from independent engineers and current market conditions, the Partnership expects it will be able to meet its liquidity needs for routine operations in the foreseeable future. The Partnership's oil and gas production is projected to decline in the future.

     Approximately 67 percent of the Partnership's proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves and that the estimated reserves from these projects are based on prices at December 31, 2004. The Partnership's liquidity may be negatively impacted if the actual quantity of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.

     The Partnership may reduce capital expenditures or distributions to partners, or both, as cash from operating activities decline. In the event that future short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership.

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at December 31, 2004. The Partnership did not have any contractual obligations as of December 31, 2004, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.

     During 2004, the Partnership's oil and gas property additions totaled $1.9 million. These additions primarily related to the Partnership's participation in drilling four wells at Ship Shoal 258/259. The Partnership also participated in one recompletion at South Timbalier 295 and another at Ship Shoal 259 during 2004. Capital expenditures during 2003 totaled $1.6 million, exclusive of ARO-related costs. During 2003, the partnership participated in nine recompletions at South Timbalier 295 and one recompletion at Ship Shoal 259. There were no new drilling wells in 2003 for the Partnership. Capital expenditures during 2002 totaled $3.2 million as the Partnership participated in drilling six development wells at South Timbalier 295 and Matagorda 681/682.

     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $1 million in 2005. The Partnership currently plans to participate with the operator in drilling two wells at Ship Shoal 258/259 during 2005. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by drilling contractors or changes by the operator to the development plan. The Partnership did not have any drilling in progress at the end of 2004.

     Distributions of $6.4 million, or $6,000 per Unit, were made to Partners during 2004. Favorable oil and gas prices allowed for the increase in the per Unit distributions in 2004. During 2003, the Partnership paid distributions to Investing Partners totaling approximately $4.8 million or $4,500 per Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2004, the first right of presentment offer of $11,518 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2003 valuation date. The second right of presentment offer of $8,988 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 2004. As a result, the Partnership acquired 5.0 Units for a total of $55,881 in cash. In 2003 and 2002, Investing Partners were paid $295,734 and $213,006, respectively, for a total of
49.5 Units.

     There will be two rights of presentment in 2005, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

     The Partnership does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or any other purpose. Any future transactions involving off-balance sheet arrangements will be fully scrutinized by the Managing Partner and disclosed by the Partnership.

CRITICAL ACCOUNTING POLICIES

     The following details the more significant accounting policies, estimates and judgments of the Partnership. Additional accounting policies and estimates made by management are discussed in Note 2 of Item 8 of this Form 10-K.

Full Cost Method of Accounting for Oil and Gas Operations

     The accounting for the Partnership's business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful efforts method and the full cost method. There are several significant differences between these methods. Under the successful efforts method, costs such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to oil and gas properties. In the measurement of impairment of oil and gas properties, the successful efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method the net book value (full-cost pool) is compared to the future net cash flows discounted at 10 percent using commodity prices in effect at the end of the reporting period. If the full cost pool is in excess of the ceiling limitation, the excess amount is charged through income.

     The Partnership has elected to use the full cost method to account for its investment in oil and gas properties. Under this method, the Partnership capitalizes all acquisition, exploration and development costs for the purpose of finding oil and gas reserves. Although some of these costs will ultimately result in no additional reserves, it expects the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of oil and gas properties are not recognized. Unless the gain or loss would significantly alter the relationship between capitalized cost and the proved oil and gas reserves of the Company. As a result, the Partnership believes that the full cost method of accounting better reflects the true economics of exploring for and developing oil and gas reserves. The Partnership's financial position and results of operations would have been significantly different had it used the successful efforts method of accounting for oil and gas investments. Generally, the application of the full-cost method of accounting for oil and gas property results in higher capitalized costs and higher depletion, depreciation and amortization rates compared to similar companies applying the successful efforts method of accounting.

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

     Despite the inherent imprecision in these engineering estimates, the Partnership's reserves have a significant impact on its financial statements. For example, the quantity of reserves could significantly impact the Partnership's depreciation, depletion and amortization (DD&A) expense. The Partnership's oil and gas properties are also subject to a "ceiling" limitation based in part on the quantity of our proved reserves. These reserves are the basis for our supplemental oil and gas disclosures.

     The Partnership's estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers, utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner.

Asset Retirement Obligation

     The Partnership has obligations to remove tangible equipment and restore the land or seabed at the end of oil and gas production operations. These obligations may be significant in light of the Partnership's limited operations and estimate of remaining reserves. The Partnership's removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Prior to 2003, under the full-cost method of accounting, as described in the preceding critical accounting policy sections, the estimated undiscounted costs of the abandonment obligations, net of the value of salvage, were currently included as a component of the Partnership's depletion base and expensed over the production life of the oil and gas properties.

     In 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The Partnership adopted this statement effective January 1, 2003, as discussed in Note 8 of this Form 10-K. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, the new statement requires the Partnership to record a separate liability for the discounted present value of the Partnership's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet. As such, beginning in 2003, the Partnership's depletion expense is reduced since it will deplete a discounted ARO rather than the undiscounted value previously depleted in our oil and gas property base. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which reflects increases in the discounted asset retirement obligation over time.

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

     Also, the Partnership had to determine how to incorporate the asset retirement obligations into the quarterly calculation of its full-cost ceiling tests (see Note 1 of this Form 10-K). SFAS No. 143 is silent with respect to this issue and, although there are various views, the Partnership elected to continue including the undiscounted ARO as part of future development costs, essentially reducing the present value of its future net revenues and full-cost ceiling limit. To compare the property balance, which included the ARO component, to the full-cost ceiling limit, which has been reduced by a similar abandonment cost, we netted the ARO liability against the property balance.

     In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106 to provide new guidance on how asset retirement obligations should impact the calculation of the "ceiling test" or limitation on the amount of properties that can be capitalized on the balance sheet under the full cost method of accounting for oil and gas companies. The new guidance dictates that since the asset retirement obligation is now reported on the balance sheet, related costs in the future net cash flow calculation should be omitted to avoid double-counting these costs. Based on this guidance, the Company changed its method of calculating the ceiling test limitation as of year end and there was no material impact.

ITEM 7A. MARKET RISK

COMMODITY RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2004, monthly oil price realizations ranged from a low of $33.34 per barrel to a high of $52.55 per barrel. Gas price realizations ranged from a monthly low of $5.19 per Mcf to a monthly high of $7.77 per Mcf during the same period. While remaining strong compared to historical levels, gas prices trended upward during most of 2004. Based on the Partnership's average daily production for 2004, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $110,000 and a $.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $139,800. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2004. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.

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

FORWARD-LOOKING STATEMENTS AND RISK

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Partnership, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the Partnership's control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, capital expenditure projections, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
Report of Independent Registered Public Accounting Firm ...............................     16
Statement of Consolidated Income for each of the three years in the period ended
   December 31, 2004 ..................................................................     17
Statement of Consolidated Cash Flows for each of the three years in the period ended
   December 31, 2004 ..................................................................     18
Consolidated Balance Sheet as of December 31, 2004 and 2003 ...........................     19
Statement of Consolidated Changes in Partners' Capital for each of the three years
   in the period ended December 31, 2004 ..............................................     20
Notes to Consolidated Financial Statements ............................................     21
Supplemental Oil and Gas Disclosures ..................................................     30
Supplemental Quarterly Financial Data .................................................     32

Schedules -

     All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Apache Offshore Investment Partnership:

     We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.


                                        ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                        STATEMENT OF CONSOLIDATED INCOME

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                             2004          2003         2002
                                                         -----------   -----------   ----------
REVENUES:
   Oil and gas sales                                     $13,873,998   $11,950,908   $6,867,523
   Interest income                                            39,087        27,081       19,199
   Other revenue                                                  --        14,567       99,300
                                                         -----------   -----------   ----------
                                                          13,913,085    11,992,556    6,986,022
                                                         -----------   -----------   ----------
OPERATING EXPENSES:
   Depreciation, depletion and amortization                2,816,528     2,875,896    2,181,189
   Asset retirement obligation accretion                      48,744        37,605           --
   Lease operating costs                                     918,337       818,636      731,416
   Gathering and transportation expense                      135,263       121,067      102,698
   Administrative                                            403,000       405,000      447,000
                                                         -----------   -----------   ----------
                                                           4,321,872     4,258,204    3,462,303
                                                         -----------   -----------   ----------
   Operating income before cumulative effect of
      change in accounting principle                     $ 9,591,213   $ 7,734,352   $3,523,719
   Cumulative effect of change in accounting principle            --       302,407           --
                                                         -----------   -----------   ----------
NET INCOME                                               $ 9,591,213   $ 8,036,759   $3,523,719
                                                         ===========   ===========   ==========

NET INCOME ALLOCATED TO:
   Managing Partner                                      $ 2,407,360   $ 2,036,681   $1,035,747
   Investing Partners                                      7,183,853     6,000,078    2,487,972
                                                         -----------   -----------   ----------
                                                         $ 9,591,213   $ 8,036,759   $3,523,719
                                                         ===========   ===========   ==========

NET INCOME PER INVESTING PARTNER UNIT                    $     6,786   $     5,598   $    2,259
                                                         ===========   ===========   ==========

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                         1,058.6       1,071.9      1,101.5
                                                         ===========   ===========   ==========

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                    2004          2003          2002
                                                                -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 9,591,213   $ 8,036,759   $ 3,523,719
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion and amortization                    2,816,528     2,875,896     2,181,189
      Asset retirement obligation accretion                          48,744        37,605            --
      Cumulative effect of change in accounting principle                --      (302,407)           --
      Dismantlement and abandonment cost                           (323,966)     (254,134)           --
      Changes in operating assets and liabilities:
         (Increase) decrease in accrued revenues receivable        (324,111)      (26,046)     (322,209)
         Increase (decrease) in accrued operating
            expenses                                                 11,693         3,598       (63,706)
         Increase (decrease) in payable to Apache Corporation       (79,257)     (210,169)     (392,810)
                                                                -----------   -----------   -----------
      Net cash provided by operating activities                  11,740,844    10,161,102     4,926,183
                                                                -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                           (1,570,794)   (1,916,566)   (3,248,104)
   Increase (decrease) in accrued development costs                (334,740)      282,927      (362,745)
                                                                -----------   -----------   -----------
      Net cash used in investing activities                      (1,905,534)   (1,633,639)   (3,610,849)
                                                                -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                  (55,881)     (295,734)     (213,006)
   Distributions to Investing Partners                           (6,350,335)   (4,789,313)   (1,095,189)
   Distributions to Managing Partner                             (2,366,949)   (2,086,812)     (974,634)
                                                                -----------   -----------   -----------
      Net cash used in financing activities                      (8,773,165)   (7,171,859)   (2,282,829)
                                                                -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    1,062,145     1,355,604      (967,495)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                        2,271,495       915,891     1,883,386
                                                                -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 3,333,640   $ 2,271,495   $   915,891
                                                                ===========   ===========   ===========

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                                                          DECEMBER 31,
                                                                 -----------------------------
                                                                      2004            2003
                                                                 -------------   -------------
                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $   3,333,640   $   2,271,495
   Accrued revenues receivable                                         965,321         641,210
   Receivable from Apache Corporation                                  165,474          86,217
                                                                 -------------   -------------
                                                                     4,464,435       2,998,922
                                                                 -------------   -------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                               184,065,602     182,173,899
   Less - Accumulated depreciation, depletion and amortization    (176,315,217)   (173,498,689)
                                                                 -------------   -------------
                                                                     7,750,385       8,675,210
                                                                 -------------   -------------
                                                                 $  12,214,820   $  11,674,132
                                                                 =============   =============
               LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued development costs                                     $          --   $     334,740
   Accrued operating expenses                                           63,769          52,076
                                                                 -------------   -------------
                                                                        63,769         386,816
                                                                 -------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 7)

ASSET RETIREMENT OBLIGATION                                            858,207         812,520
                                                                 -------------   -------------
PARTNERS' CAPITAL:
   Managing Partner                                                    207,621         167,210
   Investing Partners (1,055.7 and 1,060.7 Units
      outstanding, respectively)                                    11,085,223      10,307,586
                                                                 -------------   -------------
                                                                    11,292,844      10,474,796
                                                                 -------------   -------------
                                                                 $  12,214,820   $  11,674,132
                                                                 =============   =============

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS' CAPITAL

                                       MANAGING     INVESTING
                                       PARTNER       PARTNERS       TOTAL
                                     -----------   -----------   -----------
BALANCE, DECEMBER 31, 2001           $   156,228   $ 8,212,778   $ 8,369,006
   Distributions                        (974,634)   (1,095,189)   (2,069,823)
   Repurchase of Partnership Units            --      (213,006)     (213,006)
   Net income                          1,035,747     2,487,972     3,523,719
                                     -----------   -----------   -----------

BALANCE, DECEMBER 31, 2002               217,341     9,392,555     9,609,896
   Distributions                      (2,086,812)   (4,789,313)   (6,876,125)
   Repurchase of Partnership Units            --      (295,734)     (295,734)
   Net income                          2,036,681     6,000,078     8,036,759
                                     -----------   -----------   -----------

BALANCE, DECEMBER 31, 2003               167,210    10,307,586    10,474,796
   Distributions                      (2,366,949)   (6,350,335)   (8,717,284)
   Repurchase of Partnership Units            --       (55,881)      (55,881)
   Net income                          2,407,360     7,183,853     9,591,213
                                     -----------   -----------   -----------

BALANCE, DECEMBER 31, 2004           $   207,621   $11,085,223   $11,292,844
                                     ===========   ===========   ===========

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     NATURE OF OPERATIONS -

          Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and held approximately five percent of the 1,055.7 Investing Partner Units (Units) outstanding at December 31, 2004. The term "Partnership", as used hereafter, refers to the limited or the general partnership, as the case may be.

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

          Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date, 43 of those prospects have been surrendered/sold). The Partnership's working interests in the six remaining venture prospects range from 6.29 percent to 7.08 percent. As of December 31, 2004, the Partnership held a remaining interest in 11 tracts acquired through federal lease sales and two tracts obtained through farmout arrangements.

          The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 63 percent of the Partnership's 2004 production and 57 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     RIGHT OF PRESENTMENT -

          An amendment to the Partnership Agreements adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2004, the first right of presentment offer of $11,518 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2003 valuation date. The second right of presentment offer of $8,988 per Unit, plus interest to the date of payment, was made to the Investing Partners based on a valuation date of June 30, 2004. As a result, the Partnership acquired 5.0 Units for a total of $55,881 in cash. In 2003 and 2002, Investing Partners were paid $295,734 and $213,006, respectively, for a total of 49.5 Units.

          The Partnership is not in a position to predict how many Units will be presented for repurchase during 2005, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

RIGHT OF PRESENTMENT   TOTAL REPURCHASE   REPURCHASE PRICE
   VALUATION DATE            PRICE            PER UNIT
--------------------   ----------------   ----------------
December 31, 2001         $ 9,644,386          $ 8,686
June 30, 2002               9,157,842            7,362
December 31, 2002          13,612,220           12,047
June 30, 2003              14,345,895            9,512
December 31, 2003          14,338,941           11,518
June 30, 2004              13,730,918            8,988

     INVESTING PARTNER UNITS OUTSTANDING:

                                    2004      2003      2002
                                  -------   -------   -------
Balance, beginning of year        1,060.7   1,084.9   1,110.3
Repurchase of Partnership Units      (5.0)    (24.2)    (25.4)
                                  -------   -------   -------
Balance, end of year              1,055.7   1,060.7   1,084.9
                                  =======   =======   =======

     CAPITAL CONTRIBUTIONS -

          A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2004. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,055.7 Units at December 31, 2004.

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

          Capitalized costs of oil and gas properties are amortized on the future gross revenue method whereby depreciation, depletion and amortization (DD&A) expense is computed quarterly by dividing current period oil and gas sales by estimated future gross revenue from proved oil and gas reserves (including current period oil and gas sales) and applying the resulting rate to the net cost of evaluated oil and gas properties, including estimated future development costs. The amortizable base included estimated dismantlement, restoration and abandonment costs, net of estimated salvage values, in 2002. Beginning in 2003, the Partnership changed its method of accounting for dismantlement, restoration and abandonment cost as described in Note 8. The Partnership now includes the present value of its dismantlement, restoration and abandonment costs within the capitalized oil and gas property balance and, therefore, no longer reflects the recognized abandonment obligations within the future development costs added to the amortizable base.

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

          In September 2004, the SEC issued Staff Accounting Bulletin No. 106 ("SAB 106") to provide new guidance on how asset retirement obligations should impact the calculation of the "ceiling test" or limitation on

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     the amount of properties that can be capitalized on the balance sheet under the full cost method of accounting for oil and gas companies. The new guidance dictates that since the asset retirement obligation is now reported on the balance sheet, related costs in the future net cash flow calculation should be omitted to avoid double-counting these costs. The Partnership's adoption of SAB 106 did not have a material impact on its financial results.

          Given the volatility of oil and gas prices, it is reasonably possible that the Partnership's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

     REVENUE RECOGNITION -

          Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2004 and 2003, the Partnership did not have any liabilities for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership's proved gas reserves at December 31, 2004, 2003 and 2002.

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

     RECEIVABLE FROM APACHE -

         The receivable from Apache represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     transferred to Apache in the month after the Partnership's transactions are processed and the net results from operations are determined.

     MAINTENANCE AND REPAIRS -

          Maintenance and repairs are charged to expense as incurred.

     SHIPPING AND HANDLING COSTS -

          To comply with the consensus reached on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", third party gathering and transportation costs have been reported as an operating cost instead of a reduction of revenues.

(3) COMPENSATION TO APACHE

          Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

                                                            TOTAL REIMBURSED BY THE INVESTING PARTNERS
                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                        2004   2003   2002
                                                                        ----   ----   ----
                                                                          (In thousands)
a. Apache is reimbursed for general, administrative and
   overhead expenses incurred in connection with the
   management and operation of the Partnership's business               $322   $324   $358
                                                                        ====   ====   ====

b. Apache is reimbursed for development overhead costs
   incurred in the Partnership's operations. These costs
   are based on development activities and are
   capitalized to oil and gas properties                                $ 71   $ 86   $129
                                                                        ====   ====   ====

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

                                           2004       2003       2002
                                         --------   --------   --------
                                                 (In thousands)
Oil and Gas Properties

Balance, beginning of year               $182,174   $179,657   $176,409
Asset retirement cost from adoption of
   SFAS No. 143 -
      Investing Partners                       --        323         --
      Managing Partner                         --          3         --
Costs incurred during the year:
   Development -
      Investing Partners                    1,841      2,154      3,174
      Managing Partner                         51         37         74
                                         --------   --------   --------
Balance, end of year                     $184,066   $182,174   $179,657
                                         ========   ========   ========

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                                       MANAGING   INVESTING
                                                        PARTNER    PARTNERS     TOTAL
                                                       --------   ---------   --------
                                                                (In thousands)
Accumulated Depreciation, Depletion and Amortization

Balance, December 31, 2001                             $20,581    $148,592    $169,173
   Provision                                               101       2,080       2,181
                                                       -------    --------    --------
Balance, December 31, 2002                              20,682     150,672     171,354
   Adoption of SFAS No. 143                                 (7)       (724)       (731)
   Provision                                                90       2,786       2,876
                                                       -------    --------    --------
Balance, December 31, 2003                              20,765     152,734     173,499
   Provision                                                75       2,741       2,816
                                                       -------    --------    --------
Balance, December 31, 2004                             $20,840    $155,475    $176,315
                                                       =======    ========    ========

          The Partnership's aggregate DD&A expense as a percentage of oil and gas sales for 2004, 2003 and 2002 was 20 percent, 24 percent and 32 percent, respectively.

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

          Sales to Cinergy accounted for 37 percent and 60 percent of the Partnership's oil and gas sales in 2003 and 2002, respectively. In 1998, Apache formed a strategic alliance with Cinergy Corp. to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) to Cinergy Corp. In July 1998, in connection with the sale of its interest, Apache entered into a gas purchase agreement with Cinergy to market most of Apache's North American natural gas production for 10 years, with an option, after prior notice, to terminate after six years. Apache also sold most of the Partnership's natural gas production to Cinergy under the gas purchase agreement.

          Apache Crude Oil Marketing, Inc., a wholly-owned subsidiary of Apache, purchased oil and condensate from the Partnership which accounted for approximately 17 percent of the Partnership's total oil and gas sales in 2002. The prices the Partnership received for these sales were based on third-party pricing indexes, and in the opinion of Apache, comparable to prices that would have been received from a non-affiliated party.

          Sales to Plains Marketing LP accounted for 32 percent of the Partnership's oil and gas sales in 2004. Sales to Chevron Texaco accounted for 32 percent and 21 percent of the Partnership's oil and gas sales in 2003 and 2002, respectively.

          Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $31,008 in 2004, $43,606 in 2003 and $43,785 in 2002 for the Partnership's share of gas. The fees were at the same rates and terms as previously paid to Shell.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

          All transactions with related parties were consumated at fair value.

          The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

(6) FINANCIAL INSTRUMENTS

          The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2004 and 2003 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2004.

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

(8) ASSET RETIREMENT OBLIGATION

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

          Effective January 1, 2003, the Partnership adopted SFAS No. 143 and recorded an increase to net oil and gas properties of $1.1 million and associated liabilities related to asset retirement obligations of $.8 million. These amounts reflect the ARO of the Partnership had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative-effect increase in net income of $.3 million. In accordance with the provisions of SFAS No. 143, the Partnership records an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs over the productive life of the associated full-cost pool. Under SFAS No. 143 depletion expense is reduced since a discounted ARO is depleted in the property balance rather than the undiscounted value previously depleted under the old rules. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which is recognized over time as the discounted liability is accreted to its expected settlement value.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

          The following table is a reconciliation of the asset retirement obligation liability since adoption:

                                                       2004        2003
                                                     --------   ---------
Asset retirement obligation at beginning of period   $812,520   $ 754,351
Liabilities settled                                    (6,101)   (575,553)
Accretion expense                                      48,744      37,605
Revisions in estimated liabilities                      3,044     596,117
                                                     --------   ---------
Asset retirement obligation at December 31           $858,207   $ 812,520
                                                     ========   =========

          The upward revision in estimated liabilities during 2003 resulted from new information provided by outside operators on the East Cameron 60 and Ship Shoal 258/259 Fields. The East Cameron 60 Field was plugged and abandoned in late 2003.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10) TAX-BASIS FINANCIAL INFORMATION

          A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

                                                                2004          2003          2002
                                                            -----------   -----------   -----------
Net partnership ordinary income for federal income
   tax reporting purposes                                   $ 9,993,343   $ 7,846,759   $ 2,426,766

Plus: Items of current (income) expense for tax reporting
   purposes only -
      Intangible drilling cost                                1,457,967     1,358,245     2,638,051
      Dismantlement and abandonment cost                          6,101       575,553            --
      Tax depreciation                                          999,074       867,296       640,091
                                                            -----------   -----------   -----------
                                                              2,463,142     2,801,094     3,278,142
                                                            -----------   -----------   -----------

Less: full cost DD&A expense                                 (2,816,528)   (2,875,896)   (2,181,189)
Less: asset retirement obligation accretion                     (48,744)      (37,605)           --
Plus: cumulative effect of change in accounting principle            --       302,407            --
                                                            -----------   -----------   -----------
Net income                                                  $ 9,591,213   $ 8,036,759   $ 3,523,719
                                                            ===========   ===========   ===========

          The Partnership's tax bases in net oil and gas properties at December 31, 2004 and 2003 was $4,351,881 and $3,303,730, respectively, lower than carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2004 and 2003.

          A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

                                                         DECEMBER 31,
                                                    ---------------------
                                                      2004        2003
                                                    --------   ----------
Liabilities for federal income tax purposes         $ 63,769   $  386,816
Asset retirement liability                           858,207      812,520
                                                    --------   ----------
Liabilities under accounting principles generally
   accepted in the United States                    $921,976   $1,199,336
                                                    ========   ==========

          Asset retirement liabilities for future dismantlement and abandonment costs are not recognized for federal income tax reporting purposes until settled.

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

(Oil in Mbbls and gas in MMcf)

                                                         2004            2003            2002
                                                    -------------   -------------   -------------
                                                     OIL     GAS     OIL     GAS     OIL     GAS
                                                    ----   ------   ----   ------   ----   ------
Proved Reserves

   Beginning of year                                 618    5,992    849    6,339    885    7,075
      Extensions, discoveries and other additions     32    1,027     12      161    204      389
      Revisions of previous estimates                134     (377)  (112)     924   (130)      99
      Production                                    (136)  (1,398)  (131)  (1,432)  (110)  (1,224)
                                                    ----   ------   ----   ------   ----   ------
   End of year                                       648    5,244    618    5,992    849    6,339
                                                    ====   ======   ====   ======   ====   ======

Proved Developed

   Beginning of year                                 618    5,883    849    6,230    767    6,685
                                                    ====   ======   ====   ======   ====   ======

   End of year                                       648    5,140    618    5,883    849    6,230
                                                    ====   ======   ====   ======   ====   ======

          Oil includes crude oil, condensate and natural gas liquids.

          Approximately 67 percent of the Partnership's proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing are reflected in the Partnership's standardized measure under Future Net Cash Flows.

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

     Discounted Future Net Cash Flows Relating to Proved Reserves

                                            DECEMBER 31,
                                   ------------------------------
                                     2004       2003       2002
                                   --------   --------   --------
                                           (In thousands)
Future cash inflows                $ 58,854   $ 55,014   $ 56,471
Future production costs              (5,943)    (5,645)    (4,623)
Future development costs             (3,571)    (3,789)    (4,115)
                                   --------   --------   --------
Net cash flows                       49,340     45,580     47,733
10 percent annual discount rate     (17,590)   (14,995)   (16,908)
                                   --------   --------   --------
Discounted future net cash flows   $ 31,750   $ 30,585   $ 30,825
                                   ========   ========   ========

          The following table sets forth the principal sources of change in the discounted future net cash flows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                 2004       2003       2002
                                               --------   --------   -------
                                                       (In thousands)
Sales, net of production costs                 $(12,820)  $(11,011)  $(6,034)
Net change in prices and production costs         4,435      3,731    14,403
Extensions, discoveries and other additions       6,331      1,247     4,548
Development costs incurred                          233        490       680
Revisions of quantities                           1,644        813    (2,023)
Accretion of discount                             3,059      3,083     1,743
Changes in future development costs                  --         --       185
Changes in production rates and other            (1,717)     1,407      (110)
                                               --------   --------   -------
                                               $  1,165   $   (240)  $13,392
                                               ========   ========   =======

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                      FIRST   SECOND    THIRD   FOURTH    TOTAL
                                     ------   ------   ------   ------   -------
                                       (In thousands, except per Unit amounts)
2004
   Revenues                          $3,257   $3,180   $3,454   $4,022   $13,913
   Expenses                           1,037    1,052    1,098    1,135     4,322
                                     ------   ------   ------   ------   -------
   Income before change in
      accounting principle            2,220    2,128    2,356    2,887     9,591
                                     ------   ------   ------   ------   -------
   Net income                        $2,220   $2,128   $2,356   $2,887   $ 9,591
                                     ======   ======   ======   ======   =======

   Net income allocated to:
      Managing Partner               $  564   $  545   $  604   $  694   $ 2,407
      Investing Partners              1,656    1,583    1,752    2,193     7,184
                                     ------   ------   ------   ------   -------
                                     $2,220   $2,128   $2,356   $2,887   $ 9,591
                                     ======   ======   ======   ======   =======
   Net income per Investing
     Partner Unit (1)                $1,561   $1,494   $1,657   $2,075   $ 6,786
                                     ======   ======   ======   ======   =======

2003
   Revenues                          $3,195   $3,021   $2,962   $2,815   $11,993
   Expenses                           1,151    1,061    1,051      995     4,258
                                     ------   ------   ------   ------   -------
   Income before change in
      accounting principle            2,044    1,960    1,911    1,820     7,735
   Cumulative effect of change
      in accounting principle           302       --       --       --       302
                                     ------   ------   ------   ------   -------
   Net income                        $2,346   $1,960   $1,911   $1,820   $ 8,037
                                     ======   ======   ======   ======   =======

   Net income allocated to:
      Managing Partner               $  536   $  505   $  509   $  487   $ 2,037
      Investing Partners              1,810    1,455    1,402    1,333     6,000
                                     ------   ------   ------   ------   -------
                                     $2,346   $1,960   $1,911   $1,820   $ 8,037
                                     ======   ======   ======   ======   =======
   Net income per Investing
      Partner Unit (1)               $1,668   $1,348   $1,321   $1,256   $ 5,598
                                     ======   ======   ======   ======   =======

(1) The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

     G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in the Partnership's internal controls over financial reporting during the fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Report on Internal Control Over Financial Reporting

     On February 24, 2004, the SEC approved an extension of the original compliance dates related to the internal control reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as they pertain to companies with less than $75 million in market value of outstanding securities. The effective date for these non-accelerated filers was extended until fiscal years ending on or after July 15, 2005. On March 2, 2005, the SEC further extended the compliance date for non-accelerated filers until fiscal years ending on or after July 15, 2006. The Partnership has not issued a report on its internal control over financial reporting, nor had an assessment made by its independent registered public accounting firm, as they were not required for the year ended December 31, 2004.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the 2005 annual meeting of stockholders of Apache (the Apache Proxy) is incorporated herein by reference.

Code of Business Conduct

     Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers and employees. In February 2004, Apache's Board of Directors adopted a Code of Business Conduct (the "Code of Conduct"), which also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache's Code of Conduct on the Investor Relations page of the Apache's website at www.apachecorp.com. Changes in and waivers to the Code of Conduct for Apache's directors, chief executive officer and certain senior financial officers will be posted on Apache's website within five business days and maintained for at least twelve months.

ITEM 11. EXECUTIVE COMPENSATION

     See Note (3), "Compensation to Apache" of the Partnership's financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions "Summary Compensation Table", "Option/SAR Exercises and Year-End Value Table", "Long-Term Incentive Plan Awards Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements", and "Director Compensation" in the Apache Proxy is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Apache, as an Investing Partner and the General Partner, owns 53 Units, or
5.0 percent of the outstanding Units of the Partnership, as of December 31, 2004. Directors and officers of Apache own four Units, less than one percent of the Partnership's Units, as of December 31, 2004. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership's outstanding Units, except for Apache as General Partner which owns 53 Units or 5.0 percent of the outstanding Units.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Accountant fees and services paid to Ernst & Young LLP, the Partnership's independent auditors, are included in amounts paid by the Partnership's Managing Partner. Information on the Managing Partner's principal accountant fees and services is set forth under the caption "Independent Public Accountants" in Apache's 2005 proxy statement.

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

           99.2 Proxy statement to be dated on or about March 28, 2005, relating to the 2005 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

                   *    Filed herewith.

b.      Reports filed on Form 8-K.

        No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APACHE OFFSHORE INVESTMENT PARTNERSHIP


                                      By:  Apache Corporation, General Partner


Date: March 11, 2005                  By: /s/ G. Steven Farris
                                          --------------------------------------
                                          G. Steven Farris
                                          President, Chief Executive Officer and
                                          Chief Operating Officer

                                POWER OF ATTORNEY

     The officers and directors of Apache Corporation, General Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Roger B. Plank, P. Anthony Lannie, Thomas L. Mitchell and Jeffrey B. King, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                               TITLE                         DATE
             ----                               -----                         ----


/s/ G. Steven Farris            Director, President, Chief Executive     March 11, 2005
-----------------------------      Officer and Chief Operating Officer
G. Steven Farris                   (Principal Executive Officer)


/s/ Roger B. Plank              Executive Vice President and Chief       March 11, 2005
-----------------------------      Financial Officer (Principal
Roger B. Plank                     Financial Officer)


/s/ Thomas L. Mitchell          Vice President and Controller            March 11, 2005
-----------------------------      (Principal Accounting Officer)
Thomas L. Mitchell

             NAME                               TITLE                         DATE
             ----                               -----                         ----


/s/ Raymond Plank               Chairman of the Board                    March 11, 2005
-----------------------------
Raymond Plank


/s/ Frederick M. Bohen          Director                                 March 11, 2005
-----------------------------
Frederick M. Bohen


/s/ Randolph M. Ferlic          Director                                 March 11, 2005
-----------------------------
Randolph M. Ferlic


/s/ Eugene C. Fiedorek          Director                                 March 11, 2005
-----------------------------
Eugene C. Fiedorek


/s/ A. D. Frazier, Jr.          Director                                 March 11, 2005
-----------------------------
A. D. Frazier, Jr.


/s/ Patricia Albjerg Graham     Director                                 March 11, 2005
-----------------------------
Patricia Albjerg Graham


/s/ John A. Kocur               Director                                 March 11, 2005
-----------------------------
John A. Kocur


/s/ George D. Lawrence          Director                                 March 11, 2005
-----------------------------
George D. Lawrence


/s/ F. H. Merelli               Director                                 March 11, 2005
-----------------------------
F. H. Merelli


/s/ Rodman D. Patton            Director                                 March 11, 2005
-----------------------------
Rodman D. Patton


/s/ Charles J. Pitman           Director                                 March 11, 2005
-----------------------------
Charles J. Pitman


/s/ Jay A. Precourt             Director                                 March 11, 2005
-----------------------------
Jay A. Precourt

                               Index to Exhibits

Exhibits   Description
--------   -----------
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

   99.2 Proxy statement to be dated on or about March 28, 2005, relating to the 2005 annual meeting of stockholders of Apache Corporation
           (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

           *Filed herewith.