Form 10-Q
period 2005-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2005-05-10
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ______________ to _____________________

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

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                               ---------------------------------
                                                     2005              2004
                                               ---------------   ---------------
REVENUES:
    Oil and gas sales                          $     3,376,275   $     3,250,730
    Interest income                                     22,388             6,084
                                               ---------------   ---------------
                                                     3,398,663         3,256,814
                                               ---------------   ---------------

EXPENSES:
    Depreciation, depletion and amortization           567,036           689,206
    Asset retirement obligation accretion               12,601            11,922
    Lease operating costs                              307,921           198,610
    Gathering and transportation expense                42,824            34,992
    Administrative                                     107,000           102,000
                                               ---------------   ---------------
                                                     1,037,382         1,036,730
                                               ---------------   ---------------

NET INCOME                                     $     2,361,281   $     2,220,084
                                               ===============   ===============
NET INCOME ALLOCATED TO:
    Managing Partner                           $       568,413   $       564,279
    Investing Partners                               1,792,868         1,655,805
                                               ---------------   ---------------
                                               $     2,361,281   $     2,220,084
                                               ===============   ===============

NET INCOME PER INVESTING PARTNER UNIT          $         1,698   $         1,561
                                               ===============   ===============

WEIGHTED AVERAGE INVESTING PARTNER
  UNITS OUTSTANDING                                    1,055.7           1,060.7
                                               ===============   ===============

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2005             2004
                                                                          ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  2,361,281     $ 2,220,084
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                             567,036         689,206
          Asset retirement obligation accretion                                 12,601          11,922
          Dismantlement and abandonment cost                                         -        (146,222)
          Changes in operating assets and liabilities:
              (Increase) decrease in accrued revenues receivable               211,469          18,345
              (Increase) decrease in receivable from/payable to
                Apache Corporation                                              26,945         (97,855)
              Increase (decrease) in accrued operating expenses payable         25,033           6,049
                                                                          ------------     -----------
          Net cash provided by operating activities                          3,204,365       2,701,529
                                                                          ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                         (9,744)       (198,621)
                                                                          ------------     -----------
          Net cash used in investing activities                                 (9,744)       (198,621)
                                                                          ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to Investing Partners                                     (4,222,585)     (2,121,466)
    Distributions to Managing Partner                                         (631,006)       (581,420)
                                                                          ------------     -----------
          Net cash used in financing activities                             (4,853,591)     (2,702,886)
                                                                          ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,658,970)       (199,978)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 3,333,640       2,271,495
                                                                          ------------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  1,674,670     $ 2,071,517
                                                                          ============     ===========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    MARCH 31,         DECEMBER 31,
                                                                       2005               2004
                                                                 ---------------    ---------------
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $     1,674,670    $     3,333,640
   Accrued revenues receivable                                           753,852            965,321
   Receivable from Apache Corporation                                    138,529            165,474
                                                                 ---------------    ---------------
                                                                       2,567,051          4,464,435
                                                                 ---------------    ---------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                 184,075,346        184,065,602
   Less - Accumulated depreciation, depletion and amortization      (176,882,253)      (176,315,217)
                                                                 ---------------    ---------------
                                                                       7,193,093          7,750,385
                                                                 ---------------    ---------------
                                                                 $     9,760,144    $    12,214,820
                                                                 ===============    ===============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued operating expenses                                    $        88,802    $        63,769
                                                                 ---------------    ---------------
                                                                          88,802             63,769
                                                                 ---------------    ---------------

ASSET RETIREMENT OBLIGATION                                              870,808            858,207
                                                                 ---------------    ---------------

PARTNERS' CAPITAL:
   Managing Partner                                                      145,029            207,621
   Investing Partners (1,055.7 units outstanding)                      8,655,505         11,085,223
                                                                 ---------------    ---------------
                                                                       8,800,534         11,292,844
                                                                 ---------------    ---------------
                                                                 $     9,760,144    $    12,214,820
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

2.    RIGHT OF PRESENTMENT

      As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2005 of $12,418 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2005, based on a valuation date of December 31, 2004. The Investing Partners had until April 30, 2005 to offer their Units under the current right of presentment, and as of that date, the Partnership had been presented with .25 Units for repurchase under the current offer.

3.    ASSET RETIREMENT OBLIGATIONS

      The Partnership's increase in asset retirement obligations (ARO) liability from December 31, 2004 was attributable to accretion expense of $12,601.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

      The Partnership reported net income for the first quarter of 2005 of $2.4 million, up from earnings of $2.2 million in the first quarter 2004. Net income per Investing Partner Unit increased nine percent from a year ago, rising from $1,561 per Unit in the first quarter 2004 to $1,698 per Unit in the current quarter. Higher oil and gas prices in the current period more than offset the impact of lower production and higher operating costs. Total revenue increased four percent from a year ago, rising from $3.3 million in the first quarter of 2004 to $3.4 million in the first quarter of 2005.

      The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     --------------------   INCREASE
                                                       2005       2004     (DECREASE)
                                                     --------  ----------  ---------
Gas volume - Mcf per day                                3,472     3,750        (7%)
Average gas price - per Mcf                          $   6.71  $   5.99        12%
Oil volume - barrels per day                              253       338       (25%)
Average oil price - per barrel                       $  48.03  $  35.24        36%
Natural gas liquids (NGL) volume - barrels per day         66        48        38%
Average NGL price - per barrel                       $  30.80  $  27.54        12%

OIL AND GAS SALES

      Natural gas sales for the first quarter of 2005 totaled $2.1 million, up three percent from the first quarter of 2004. The Partnership's average realized natural gas price for the first quarter of 2005 increased $.72 per Mcf from the year-earlier period, increasing current sales by approximately $.2 million. Natural gas volumes on a daily basis decreased seven percent from a year ago as a result of natural depletion. Steep declines at Matagorda Island 681/682 and South Timbalier 295 more than offset production added through drilling at Ship Shoal 258/259 in 2004.

      The Partnership's crude oil sales for the first quarter of 2005 totaled $1.1 million, a one percent increase from the first quarter of 2004. A $12.79 per barrel, or 36 percent, increase in the Partnership's average realized oil price contributed to the increase in oil revenues. Oil production was 25 percent lower than a year ago as a result of natural depletion at South Timbalier 295.

      The Partnership sold an average of 66 barrels per day of natural gas liquids from processing gas during the first quarter of 2005, a 38 percent increase over 2004.

      Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership's future production will be subject to more volatility than those companies with more diversified wells and longer-lived properties.

OPERATING EXPENSES

      The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 17 percent during the first quarter of 2005 compared to 21 percent during the same period in 2004. The decline in rate in 2005 reflected higher prices in the current year and reserve additions from drilling in 2004. During the first quarter, the Partnership recognized $12,601 of accretion expense on the asset retirement obligation.

      Lease operating expense for the first quarter of 2005 of $.3 million increased 55 percent over the first quarter of 2004. The increase reflected repair and maintenance costs on the North Padre Island 969/976 platform and repair costs at South Pass 83. The North Padre Island 969/976 work included replacement of the platform decking, grating, handrails and gauges, while the South Pass 83 work was primarily for storm-related repairs. Administrative expense increased slightly from the first quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

      The Partnership's primary capital resource is net cash provided by operating activities, which totaled $3.2 million for the first three months of 2005. Net cash provided by operating activities in the quarter was up 19 percent from a year ago as a result of increases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

      The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 64 percent of the Partnership's first quarter 2005 production and 57 percent of total proved reserves at December 31, 2004, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

CAPITAL COMMITMENTS

      The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at March 31, 2005. The Partnership did not have any contractual obligations as of March 31, 2005, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.

      The Partnership did not participate in any new drilling or recompletion projects during the first quarter of 2005 and did not have any drilling in progress at December 31, 2004. The Partnership's oil and gas property expenditures during the quarter were primarily for seismic costs.

      Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.8 million for the remainder of 2005, primarily for drilling the wells at Ship Shoal 258/259. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

      On March 17, 2005, the Partnership paid distributions to Investing Partners totaling $4.2 million, or $4,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first quarter of 2004 of $2,000 per Investing Partner Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

      As provided in the Amended Partnership Agreement, a first right of presentment offer for 2005 of $12,418 per Unit was offered to Investing Partners in April 2005, based on a valuation date of December 31, 2004. The Investing Partners had until April 30, 2005 to offer their Units under the current right of presentment, and as of that date, the Partnership had been presented with .25 Units for repurchase under the current offer.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2004 or the first three months of 2005.

      The information set forth under "Commodity Risk" in Item 7A of the Partnership's Form 10-K for the year ended December 31, 2004, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 - CONTROLS AND PROCEDURES

      G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership's internal controls over financial reporting during the fiscal quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                                         APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                         By: Apache Corporation, General Partner

Dated: May 9, 2005                       /s/ Roger B. Plank
                                         -------------------------------
                                         Roger B. Plank
                                         Executive Vice President and
                                         Chief Financial Officer

Dated: May 9, 2005                       /s/ Thomas L. Mitchell
                                         -------------------------------
                                         Thomas L. Mitchell
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX

31.1 - Certification of Chief Executive Officer

31.2 - Certification of Chief Financial Officer

32.1 - Certification of Chief Executive Officer and Chief Financial Officer