Form 10-Q
period 2005-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2005-08-09
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ____________ to ________________

                         Commission File Number 0-13546

                               ------------------

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                               41-1464066
          ------------------------------               -------------------
          (State or Other Jurisdiction of                (I.R.S. Employer
          Incorporation or Organization)               Identification Number)

       Suite 100, One Post Oak Central
     2000 Post Oak Boulevard, Houston, TX                 77056-4400
    ---------------------------------------               ----------
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

                            YES [X]       NO [_]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                         FOR THE QUARTER                FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                  ENDED JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
REVENUES:
   Oil and gas sales                               $  3,348,900    $  3,173,969    $  6,725,175    $  6,424,699
   Interest income                                       17,247           6,165          39,635          12,249
                                                   ------------    ------------    ------------    ------------
                                                      3,366,147       3,180,134       6,764,810       6,436,948
                                                   ------------    ------------    ------------    ------------

EXPENSES:
   Depreciation, depletion and amortization             448,189         684,091       1,015,225       1,373,297
   Asset retirement obligation accretion                 11,957          12,096          24,558          24,018
   Lease operating costs                                290,179         227,161         598,100         425,771
   Gathering and transportation expense                  41,551          27,128          84,375          62,120
   Administrative                                       107,000         102,000         214,000         204,000
                                                   ------------    ------------    ------------    ------------
                                                        898,876       1,052,476       1,936,258       2,089,206
                                                   ------------    ------------    ------------    ------------

NET INCOME                                         $  2,467,271    $  2,127,658    $  4,828,552    $  4,347,742
                                                   ============    ============    ============    ============

NET INCOME ALLOCATED TO:
   Managing Partner                                $    570,947    $    544,883    $  1,139,360    $  1,109,162
   Investing Partners                                 1,896,324       1,582,775       3,689,192       3,238,580
                                                   ------------    ------------    ------------    ------------
                                                   $  2,467,271    $  2,127,658    $  4,828,552    $  4,347,742
                                                   ============    ============    ============    ============

NET INCOME PER INVESTING PARTNER UNIT              $      1,797    $      1,494    $      3,495    $      3,055
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                                    1,055.5         1,059.6         1,055.6         1,060.2
                                                   ============    ============    ============    ============

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                   ---------------------------------
                                                                                        2005               2004
                                                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    4,828,552     $    4,347,742
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                       1,015,225          1,373,297
         Asset retirement obligation accretion                                             24,558             24,018
         Dismantlement and abandonment cost                                                     -           (140,493)
         Changes in operating assets and liabilities:
             (Increase) decrease in accrued revenues receivable                           198,473           (182,368)
             Increase (decrease) in accrued operating expenses                             20,039             12,175
             (Increase) decrease in payable to/receivable from
                 Apache Corporation                                                       191,150            208,679
                                                                                   --------------     --------------
         Net cash provided by operating activities                                      6,277,997          5,643,050
                                                                                   --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                                    (11,870)          (827,663)
   Proceeds from sale of oil and gas properties                                           136,252                  -
                                                                                   --------------     --------------
         Net cash provided by (used in) investing activities                              124,382           (827,663)
                                                                                   --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                                         (3,193)           (41,321)
   Distributions to Investing Partners                                                 (4,222,585)        (2,121,466)
   Distributions to Managing Partner                                                   (1,238,123)        (1,093,123)
                                                                                   --------------     --------------
         Net cash used in financing activities                                         (5,463,901)        (3,255,910)
                                                                                   --------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 938,478          1,559,477

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            3,333,640          2,271,495
                                                                                   --------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    4,272,118     $    3,830,972
                                                                                   ==============     ==============

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2005               2004
                                                                                  --------------     --------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    4,272,118     $    3,333,640
   Accrued revenues receivable                                                           766,848            965,321
   Receivable from Apache Corporation                                                          -            165,474
                                                                                  --------------     --------------
                                                                                       5,038,966          4,464,435
                                                                                  --------------     --------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                                 183,772,887        184,065,602
   Less - Accumulated depreciation, depletion and amortization                      (177,330,442)      (176,315,217)
                                                                                  --------------     --------------
                                                                                       6,442,445          7,750,385
                                                                                  --------------     --------------
                                                                                  $   11,481,411     $   12,214,820
                                                                                  ==============     ==============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued operating expenses                                                     $       83,808     $       63,769
   Payable to Apache Corporation                                                          25,676                  -
                                                                                  --------------     --------------
                                                                                         109,484             63,769
                                                                                  --------------     --------------
ASSET RETIREMENT OBLIGATION                                                              714,432            858,207
                                                                                  --------------     --------------
PARTNERS' CAPITAL:
   Managing Partner                                                                      108,858            207,621
   Investing Partners (1,055.4 and 1,055.7 units outstanding, respectively)           10,548,637         11,085,223
                                                                                  --------------     --------------
                                                                                      10,657,495         11,292,844
                                                                                  --------------     --------------
                                                                                  $   11,481,411     $   12,214,820
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

2.    RIGHT OF PRESENTMENT

      As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2005 of $12,418 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2005, based on a valuation date of December 31, 2004. As a result, the Partnership purchased .25 Units in May 2005 for a total of $3,193. The Investing Partners will have a second right of presentment during the fourth quarter of 2005 based on a valuation date of June 30, 2005.

      The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2005 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

3.    ASSET RETIREMENT OBLIGATIONS

      The following table describes changes to the Partnership's asset retirement obligation liability for the six months ended June 30, 2005:

Balance at December 31, 2004                               $    858,207
Accretion expense                                                24,558
Reduction in liability from sale of properties                 (168,333)
                                                           ------------
Balance at June 30, 2005                                   $    714,432
                                                           ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

      The Partnership earned $2.5 million during the second quarter of 2005, 16 percent above the net income reported in the second quarter of 2004. Net income per Investing Partner Unit increased to $1,797 in the second quarter of 2005 from $1,494 in the second quarter a year ago. Higher oil and gas prices in the current period more than offset the impact of lower production and higher operating costs.

      Net income for the first six months of 2005, totaled $4.8 million or $3,495 per Investing Partner Unit. Net income for the same period in 2004 totaled $4.3 million or $3,055 per Investing Partner Unit. Higher oil and gas prices during the first six months of 2005 drove the 11 percent increase in net income from the comparable period in 2004.

      Total revenues for the second quarter increased six percent from a year ago, increasing from $3.2 million in 2004 to $3.4 million in 2005. For the six months ending June 30, 2005, revenues were $6.8 million, or five percent above the revenues for the same period in 2004 on higher oil and gas prices.

      The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                             FOR THE QUARTER ENDED JUNE 30,              FOR THE SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------     ----------------------------------------
                                                                       INCREASE                                     INCREASE
                                           2005           2004        (DECREASE)        2005           2004        (DECREASE)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Gas volume - Mcf per day                     3,368          3,640         (7%)            3,420          3,695        (7%)
Average gas price - per Mcf             $     6.86     $     5.97         15%        $     6.79     $     5.98        14%
Oil volume - barrels per day                   220            311        (29%)              237            325       (27%)
Average oil price - per barrel          $    51.15     $    37.86         35%        $    49.49     $    36.50        36%
NGL volume - barrels per day                    71             63         13%                69             57        21%
Average NGL price - per barrel          $    34.14     $    21.28         60%        $    32.54     $    23.98        36%

OIL AND GAS SALES

      Natural gas production revenues for the second quarter of 2005 totaled $2.1 million, up six percent from the second quarter of 2004. The Partnership's average realized natural gas price for the second quarter of 2005 increased 15 percent compared to the year-earlier period. The $.89 per Mcf increase in gas price from a year ago positively impacted sales by approximately $.3 million. Natural gas volumes on a daily basis decreased seven percent from a year ago as a result of natural declines at South Timbalier 295 and Matagorda 681/682.

      The Partnership's crude oil production revenues for the second quarter of 2005 totaled $1.0 million, a four percent decrease from the second quarter of 2004. Oil production for the quarter declined 29 percent from the comparable period in 2004 as a result of natural depletion at South Timbalier 295. A $13.29 per barrel, or 35 percent, increase in the Partnership's average realized oil price favorably impacted oil revenues by $.4 million.

      Gas sales for the first six months of 2005 of $4.2 million increased four percent, when compared to the same period in 2004. The Partnership's average realized gas prices increased $.81 per Mcf, when compared with the first six months of 2004. Daily gas production for the first six months of 2005 decreased seven percent when compared to the same period in 2004. Declines at South Timbalier 295 and Matagorda 681/682 more than offset production added through drilling at Ship Shoal 258/259 in 2004.

      For the six months ended June 30, 2005, oil sales decreased two percent from a year ago to $2.1 million. The Partnership's oil sales revenues were favorably impacted by an 36 percent increase in the average realized oil price. Oil production declined 27 percent from a year ago as a result of natural depletion.

      The Partnership sold an average of 69 barrels per day of natural gas liquids from processing gas during the first six months of 2005, a 21 percent increase over the comparable period in 2004.

      Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

OPERATING EXPENSES

      The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 13 percent during the second quarter of 2005 compared to 22 percent during the same period in 2004. This decline in rate reflected the impact of higher oil and gas prices in the current year, reserves added from drilling in the second half of 2004 and the sale of the Partnership's interest in South Pass 83 as discussed under Capital Resources and Liquidity. The Partnership recognized $11,957 of accretion expense on the asset retirement obligation during the second quarter of 2005 and $24,558 for the first six months of 2005.

      Lease operating expense (LOE) in the second quarter of 2005 increased $63,018 when compared to the second quarter of 2004. The 28 percent increase reflected workover operations on the North Padre Island 976 #A-3 well and repairs to the North Padre Island platform. During the first six months of 2005, LOE totaled $.6 million, up 40 percent from the same period in 2004 on higher repair and maintenance costs and workover costs.

      Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the second quarter were up from the second quarter of 2004 as a result of increased volumes from Ship Shoal 258/259. Gathering and transportation costs during the first six months of 2005 were up from a year ago as a result of increased volumes.

CAPITAL RESOURCES AND LIQUIDITY

      The Partnership's primary capital resource is net cash provided by operating activities, which totaled $6.3 million for the first six months of 2005. Net cash provided by operating activities in 2005 was 11 percent above the $5.6 million reported a year ago, reflecting increases in oil and gas prices from 2004. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

      The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 66 percent of the Partnership's production for the first six months of 2005 and 62 percent of total proved reserves at December 31, 2004, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

      The Partnership's oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership's production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance, and workover, recompletion and drilling activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the Partnership not participating in acquisition or exploration activities. Based on production estimates from independent engineers and current market conditions, the Partnership expects it will be able to meet its liquidity needs for routine operations in the foreseeable future. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities declines.

      In the event that future short-term operating cash requirements are greater than the Partnership's financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. However, the Managing Partner is not obligated to make loans to the Partnership.

      On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. In June 2005, the Partnership sold its interest in the South Pass 83 field to a third party for $136,252, subject to normal post closing adjustments. The purchaser also assumed all dismantlement and abandonment obligations for the property. The South Pass 83 field had insignificant levels of production at the time of the sale and the divestiture is not expected to materially impact future operating income.

CAPITAL COMMITMENTS

      The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at June 30, 2005. The Partnership did not have any contractual obligations as of June 30, 2005, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of its asset retirement obligations.

      The Partnership did not participate in any new drilling or recompletion projects during the first half of 2005 and did not have any drilling in progress at December 31, 2004. The Partnership's oil and gas property expenditures during the first half were primarily for seismic costs.

      Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.8 million for the remainder of 2005, primarily for drilling two wells at Ship Shoal 258/259. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

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

      As provided in the Amended Partnership Agreement, a first right of presentment offer for 2005 of $12,418 per Unit was offered to Investing Partners in April 2005, based on a valuation date of December 31, 2004. As a result, the Partnership purchased .25 Units in May 2005 for a total of $3,193. The Investing Partners will have a second right of presentment during the fourth quarter of 2005 based on a valuation date of June 30, 2005.

      The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2005 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2004 or the first six months of 2005.

      The information set forth under "Commodity Risk" in Item 7A of the Partnership's Form 10-K for the year ended December 31, 2004, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 - CONTROLS AND PROCEDURES

      G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership's internal controls over financial reporting during the fiscal quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

             ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------
                               TOTAL NUMBER
                                 OF UNITS        AVERAGE PRICE
         PERIOD                 PURCHASED        PAID PER UNIT
-------------------------      ------------      -------------
April 1 to April 30, 2005           None                N/A
May 1 to May 31, 2005                .25           $ 12,418 (1)
June 1 to June 30, 2005             None                N/A

 (1) Before interest.

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

                                       APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                       By: Apache Corporation, General Partner

Dated: August 8, 2005                  /s/ Roger B. Plank
                                       -----------------------------------------
                                       Roger B. Plank
                                       Executive Vice President and Chief
                                       Financial Officer

Dated: August 8, 2005                  /s/ Thomas L. Mitchell
                                       -----------------------------------------
                                       Thomas L. Mitchell
                                       Vice President and Controller
                                       (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibits       Description of Exhibit
--------       ----------------------
  31.1    -    Certification of Chief Executive Officer
  31.2    -    Certification of Chief Financial Officer
  32.1    -    Certification of Chief Executive Officer and Chief
               Financial Officer