Form 10-Q
period 2005-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2005-11-09
CIK 727538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from ___________________ to _____________________

                         Commission File Number 0-13546

                                   ----------

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                            41-1464066
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

     Suite 100, One Post Oak Central                            77056-4400
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
                                   (UNAUDITED)

                                                  FOR THE QUARTER         FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                              -----------------------   -----------------------
                                                 2005         2004         2005         2004
                                              ----------   ----------   ----------   ----------
REVENUES:
   Oil and gas sales                          $3,113,863   $3,440,706   $9,839,038   $9,865,405
   Interest income                                40,043       13,757       79,678       26,006
                                              ----------   ----------   ----------   ----------
                                               3,153,906    3,454,463    9,918,716    9,891,411
                                              ----------   ----------   ----------   ----------
EXPENSES:
   Depreciation, depletion and amortization      448,058      766,845    1,463,283    2,140,142
   Asset retirement obligation accretion          10,480       12,272       35,038       36,290
   Lease operating costs                         344,508      183,885      942,608      609,656
   Gathering and transportation expense           34,155       33,376      118,530       95,496
   Administrative                                107,000      102,000      321,000      306,000
                                              ----------   ----------   ----------   ----------
                                                 944,201    1,098,378    2,880,459    3,187,584
                                              ----------   ----------   ----------   ----------
NET INCOME                                    $2,209,705   $2,356,085   $7,038,257   $6,703,827
                                              ==========   ==========   ==========   ==========
NET INCOME ALLOCATED TO:
   Managing Partner                           $  514,513   $  603,772   $1,653,873   $1,712,934
   Investing Partners                          1,695,192    1,752,313    5,384,384    4,990,893
                                              ----------   ----------   ----------   ----------
                                              $2,209,705   $2,356,085   $7,038,257   $6,703,827
                                              ==========   ==========   ==========   ==========
NET INCOME PER INVESTING PARTNER UNIT         $    1,606   $    1,657   $    5,101   $    4,712
                                              ==========   ==========   ==========   ==========
WEIGHTED AVERAGE INVESTING PARTNER
   UNITS OUTSTANDING                             1,055.4      1,057.2      1,055.5      1,059.2
                                              ==========   ==========   ==========   ==========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -----------   -----------
                                                                     2005          2004
                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 7,038,257   $ 6,703,827
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                  1,463,283     2,140,142
         Asset retirement obligation accretion                        35,038        36,290
         Dismantlement and abandonment cost                               --      (187,160)
         Changes in operating assets and liabilities:
            (Increase) decrease in accrued revenues receivable       (55,531)       31,144
            Increase (decrease) in accrued operating expenses         14,825         3,932
            (Increase) decrease in payable to/receivable from
               Apache Corporation                                    393,918       (82,198)
                                                                 -----------   -----------
         Net cash provided by operating activities                 8,889,790     8,645,977
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                              (492,363)   (1,706,329)
   Proceeds from sale of oil and gas properties                      136,252            --
                                                                 -----------   -----------
         Net cash used in investing activities                      (356,111)   (1,706,329)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                    (3,193)      (41,321)
   Distributions to Investing Partners                            (4,222,585)   (2,121,466)
   Distributions to Managing Partner                              (1,701,939)   (1,745,962)
                                                                 -----------   -----------
         Net cash used in financing activities                    (5,927,717)   (3,908,749)
                                                                 -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,605,962     3,030,899
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       3,333,640     2,271,495
                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 5,939,602   $ 5,302,394
                                                                 ===========   ===========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   2005            2004
                                                                              -------------   -------------
                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $   5,939,602   $   3,333,640
   Accrued revenues receivable                                                    1,020,852         965,321
   Receivable from Apache Corporation                                                    --         165,474
                                                                              -------------   -------------
                                                                                  6,960,454       4,464,435
                                                                              -------------   -------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
   Proved properties                                                            184,616,609     184,065,602
   Less - Accumulated depreciation, depletion and amortization                 (177,778,500)   (176,315,217)
                                                                              -------------   -------------
                                                                                  6,838,109       7,750,385
                                                                              -------------   -------------
                                                                              $  13,798,563   $  12,214,820
                                                                              =============   =============
                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Distributions payable                                                      $   5,277,032   $          --
   Accrued exploration and development                                              363,229              --
   Accrued operating expenses                                                        78,594          63,769
   Payable to Apache Corporation                                                    228,444              --
                                                                              -------------   -------------
                                                                                  5,947,299          63,769
                                                                              -------------   -------------
ASSET RETIREMENT OBLIGATION                                                         724,912         858,207
                                                                              -------------   -------------
PARTNERS' CAPITAL:
   Managing Partner                                                                 159,555         207,621
   Investing Partners (1,055.4 and 1,055.7 units outstanding, respectively)       6,966,797      11,085,223
                                                                              -------------   -------------
                                                                                  7,126,352      11,292,844
                                                                              -------------   -------------
                                                                              $  13,798,563   $  12,214,820
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

2.   RIGHT OF PRESENTMENT

     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2005 of $12,418 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2005, based on a valuation date of December 31, 2004. As a result, the Partnership purchased .25 Units in May 2005 for a total of $3,193. A second right of presentment offer for 2005 of $9,337 per Unit, plus interest to the date of payment, was made to Investing Partners on October 28, 2005, based on a valuation date of June 30, 2005. The Investing Partners have until the close of business on November 28, 2005 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2005, whether or not to accept each Unit offered during this election period.

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

3.   ASSET RETIREMENT OBLIGATIONS

     The following table describes changes to the Partnership's asset retirement obligation liability for the nine months ended September 30, 2005:

Balance at December 31, 2004                     $ 858,207
Accretion expense                                   35,038
Reduction in liability from sale of properties    (168,333)
                                                 ---------
Balance at September 30, 2005                    $ 724,912
                                                 =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME AND REVENUE

     The Partnership earned $2.2 million during the third quarter of 2005, six percent less than the net income reported in the third quarter of 2004. Net income per Investing Partner Unit decreased from $1,657 in the third quarter of 2004 to $1,606 in the current quarter. Lower oil and gas production and higher operating costs more than offset the impact of higher prices in the current period. Downtime for hurricanes which battered the U.S. Gulf Coast during the quarter contributed to a 40 percent decline in equivalent production from a year ago. By the end of the first week in October, the Partnership had restored substantially all of its production impacted by hurricanes. While operators continue to inspect platforms and equipment, the Partnership appears to have avoided major damage to its facilities.

     Net income for the first nine months of 2005, totaled $7.0 million or $5,101 per Investing Partner Unit. Net income for the same period in 2004 totaled $6.7 million or $4,712 per Investing Partner Unit. Higher oil and gas prices during the first nine months of 2005 drove the five percent increase in net income from the comparable period in 2004.

     Total revenues for the third quarter decreased $.3 million, or nine percent, from a year ago as a result of lower production. For the nine months ending September 30, 2005, total revenue was essentially even with a year ago. Interest income for the third quarter and first nine months of 2005 were approximately three times the amounts in 2004 on higher average cash balances and higher interest rates.

     The Partnership's oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet
(Mcf) per day):

                                 FOR THE QUARTER ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------   ---------------------------------------
                                                        INCREASE                                INCREASE
                                      2005     2004    (DECREASE)             2005     2004    (DECREASE)
                                     ------   ------   ----------            ------   ------   ----------
Gas volume - Mcf per day              2,608    3,891      (33%)               3,146    3,761     (16%)
Average gas price - per Mcf          $ 8.94   $ 5.85       53%               $ 7.39   $ 5.93      25%
Oil volume - barrels per day            161      286      (44%)                 211      312     (32%)
Average oil price - per barrel       $60.68   $42.83       42%               $52.36   $38.45      36%
NGL volume - barrels per day             25       93      (73%)                  54       69     (22%)
Average NGL price - per barrel       $31.17   $25.71       21%               $32.33   $24.77      31%

OIL AND GAS SALES

     Natural gas production revenues for the third quarter of 2005 totaled $2.1 million, up two percent from the third quarter of 2004 as higher prices more than offset the impact of lower production. The Partnership's average realized natural gas price for the third quarter of 2005 increased 53 percent compared to the year-earlier period. The $3.09 per Mcf increase in gas price from a year ago positively impacted sales by approximately $1.1 million. Natural gas volumes on a daily basis decreased 33 percent from a year ago as a result of hurricane-related downtime and natural depletion. The Partnership experienced up to 22 days of hurricane-related downtime during the third quarter, primarily for Hurricane Katrina in August and Hurricane Rita in September. By the end of the first week in October, the Partnership had restored substantially all of its production impacted by hurricanes. The Partnership successfully completed the Ship Shoal 258 JA-9 well as a producer in late August, but the well had minimal impact on the quarter with the downtime for hurricanes.

     The Partnership's crude oil production revenues for the third quarter of 2005 totaled $.9 million, a 20 percent decrease from the third quarter of 2004. Oil production for the quarter declined 44 percent from the comparable period in 2004 as a result of natural depletion and hurricane-related downtime. A $17.85 per barrel, or 42 percent, increase in the Partnership's average realized oil price favorably impacted oil revenues by $.5 million.

     Gas sales for the first nine months of 2005 of $6.3 million increased four percent, when compared to the same period in 2004. The Partnership's average realized gas prices increased $1.46 per Mcf, when compared with the first nine months of 2004. Daily gas production for the first nine months of 2005 decreased 16 percent when compared to the same period in 2004. Declines at South Timbalier 295 and Matagorda 681/682 more than offset production added through drilling at Ship Shoal 258/259 in 2004 and 2005.

     For the nine months ended September 30, 2005, oil sales decreased eight percent from a year ago to $3.0 million. The Partnership's oil sales revenues were favorably impacted by an 36 percent increase in the average realized oil price. Daily oil production declined 32 percent from a year ago as a result of natural depletion and downtime for weather.

     The Partnership sold an average of 54 barrels per day of natural gas liquids from processing gas during the first nine months of 2005, a 22 percent decrease over the comparable period in 2004.

     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership's future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.

OPERATING EXPENSES

     The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 14 percent during the third quarter of 2005 compared to 22 percent during the same period in 2004. This decline in rate reflected the impact of higher oil and gas prices in the current year, reserves added from drilling in 2004 and the sale of the Partnership's interest in South Pass 83 as discussed under Capital Resources and Liquidity. The Partnership recognized $10,480 of accretion expense on the asset retirement obligation during the third quarter of 2005 and $35,038 for the first nine months of 2005, down slightly from the comparable periods in 2004 as a result of the sale of the South Pass 83 field.

     Lease operating expense (LOE) in the third quarter of 2005 was $161,000 higher than the third quarter of 2004, reflecting workover operations on the North Padre Island 976 A-3 and South Timbalier 295 A-18 wells, and maintenance on the North Padre Island platform. During the first nine months of 2005, LOE totaled $.9 million, up 55 percent from the same period in 2004 on higher repair and maintenance costs and workover costs.

     Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the third quarter and first nine months of 2005 were up slightly from the comparable periods in 2005.

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's primary capital resource is net cash provided by operating activities, which totaled $8.9 million for the first nine months of 2005. Net cash provided by operating activities in 2005 was three percent above the $8.6 million reported a year ago, reflecting increases in oil and gas prices from 2004. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.

     The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 70 percent of the Partnership's production for the first nine months of 2005 and 62 percent of total proved reserves at December 31, 2004, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

CAPITAL COMMITMENTS

     The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at September 30, 2005. The Partnership did not have any contractual obligations as of September 30, 2005, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of its asset retirement obligations.

     The Partnership participated in drilling the Ship Shoal 259 JA-9 and JA-10 wells during the third quarter of 2005. The Partnership's oil and gas property expenditures during the first half were primarily for seismic costs. The JA-9 well was completed as a producing well in late August, while the JA-10 well was still being evaluated at the end of the third quarter.

     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures for the remainder of 2005 of approximately $.5 million to participate in drilling in the Ship Shoal 258 JB-7 well during the fourth quarter and complete the Ship Shoal JA-10 well. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     On March 17, 2005, the Partnership paid distributions to Investing Partners totaling $4.2 million, or $4,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first nine months of 2004 of $2,000 per Investing Partner Unit. The Partnership declared a distribution of $5,000 per Investing Partner Unit on September 12, 2005, that was payable to Unitholders on October 14, 2005. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2005 of $12,418 per Unit was offered to Investing Partners in April 2005, based on a valuation date of December 31, 2004. As a result, the Partnership purchased .25 Units in May 2005 for a total of $3,193. A second right of presentment offer for 2005 of $9,337 per Unit, plus interest to the date of payment, was made to Investing Partners on October 28, 2005, based on a valuation date of June 30, 2005. The Investing Partners have until the close of business on November 28, 2005 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2005, whether or not to accept each Unit offered during this election period.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

     The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2004 or the first nine months of 2005.

     The information set forth under "Commodity Risk" in Item 7A of the Partnership's Form 10-K for the year ended December 31, 2004, is incorporated by reference. Information about market risks for the current quarter is not materially different.

GOVERNMENTAL RISK

     The Partnership's operations have been, and at times in the future may be, affected by political developments and by federal, state and local laws and regulations impacting production levels, taxes, environmental requirements and other assessments including a potential windfall profits tax.

ITEM 4 - CONTROLS AND PROCEDURES

     G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership's internal controls over financial reporting during the fiscal quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                                        APACHE OFFSHORE INVESTMENT PARTNERSHIP
                                        By: Apache Corporation, General Partner


Dated: November 8, 2005                 /s/ Roger B. Plank
                                        ----------------------------------------
                                        Roger B. Plank
                                        Executive Vice President and Chief
                                        Financial Officer


Dated: November 8, 2005                 /s/ Thomas L. Mitchell
                                        ----------------------------------------
                                        Thomas L. Mitchell
                                        Vice President and Controller
                                        (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit
-------   ----------------------
  31.1    Certification of Chief Executive Officer
  31.2    Certification of Chief Financial Officer
  32.1    Certification of Chief Executive Officer and Chief Financial Officer