Form 10-K
period 2005-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2006-03-14
CIK 727538

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ___________________ to ________________

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X ]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X ]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

   Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer (x)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of
registrant as of  June 30, 2005.............................................................     $14,375,129

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of Apache Corporation's proxy statement relating to its 2006 annual meeting of stockholders have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

ITEM                                                                                                           PAGE
                                                        PART I

 1. BUSINESS......................................................................................               1
1A. RISK FACTORS..................................................................................               3
1B. UNRESOLVED STAFF COMMENTS.....................................................................               4
 2. PROPERTIES....................................................................................               5
 3. LEGAL PROCEEDINGS.............................................................................               6
 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................               6

                                                        PART II

 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS...................               7
 6. SELECTED FINANCIAL DATA.......................................................................               7
 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........               8
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................              13
 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................              15
 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........              33
9A. CONTROLS AND PROCEDURES.......................................................................              33
9B. OTHER INFORMATION.............................................................................              33

                                                       PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP...........................................              34
11. EXECUTIVE COMPENSATION........................................................................              34
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................              34
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................              34
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................              34

                                                        PART IV

15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................              35

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

      The Investment Partnership does not maintain a website, so we do not make electronic access to our reports filed with the Securities and Exchange Commission (SEC) available on or through a website. The Investment Partnership will, however, provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Investment Partnership's annual reports on Form 10-K and quarterly reports on Form 10-Q are the certifications of the Managing Partners' chief executive officer and chief financial officer that are required by applicable laws and regulations. Any requests for copies of filing with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: David Higgins, or by telephone at 713-296-6690.

      The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2005, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term "Partnership" refers to either the Investment Partnership or the Limited Partnership, as the case may be.

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

2005 RESULTS AND BUSINESS DEVELOPMENT

      The Partnership reported net income in 2005 of $11.0 million, or $8,048 per Investing Partner Unit. Earnings were up $1.5 million from 2004 on the strength of higher oil and gas prices in 2005. Natural gas production averaged 3,172 Mcf per day in 2005, while oil sales averaged 203 barrels per day. Production added through drilling in 2005 partially offset declines from natural depletion.

      During 2005, the Partnership participated in drilling three new wells at Ship Shoal 258/259. The Ship Shoal 259 JA-9 was completed as a producer in August, while the Ship Shoal 258 JB-7 was completed as a producer in late November. The Ship Shoal 259 JA-10 well was a dry hole. Also during 2005, the Partnership sold its interest in the South Pass 83 Field for $134,060. The purchaser also assumed all dismantlement and abandonment obligations for the property.

      Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2005, 44 of those prospects have been surrendered or sold.

      As of December 31, 2005, the Partnership had 52 producing wells on the Partnership's five remaining developed fields. Two of the Partnership's producing wells are dual completions. The Partnership had, at December 31, 2005, estimated proved oil and gas reserves of 8.4 Bcfe, of which 54 percent was natural gas.

MARKETING

      Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The Partnership's oil and condensate production during 2005 was purchased largely by Plains Marketing LP at market prices.

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

ITEM 1A. RISK FACTORS

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

      On March 14, 2002, the Partnership's previous independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. On June 15, 2002, a jury returned with a guilty verdict against Arthur Andersen following a trial. We are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. On March 29, 2002, the General Partner decided not to engage Arthur Andersen as the Partnership's independent auditors, and engaged Ernst & Young LLP to serve as the Partnership's new independent auditors for 2002. Ernst & Young also served as the Partnership's independent auditors in 2003, 2004 and 2005. However, included in this annual report on Form 10-K are financial data and other information for 2001 that were audited by Arthur Andersen. Investors in the Partnership's securities may encounter difficulties in obtaining, or be unable to obtain, from Arthur Andersen with respect to its audits of the Partnership's financial statements relief that may be available to investors under the federal securities laws against auditing firms.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      As of the date of filing of this report, the Partnership had no material comments from the staff of the SEC that were unresolved for more than 180 days as of December 31, 2005.

ITEM 2. PROPERTIES

ACREAGE

      Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership's gross and net acreage as of December 31, 2005, is set forth below:

                                                     DEVELOPED ACREAGE
                                                  ------------------------
          LEASE BLOCK                 STATE       GROSS ACRES     NET ACRES
          -----------                 -----       -----------     ---------
Ship Shoal 258, 259                     LA          10,141            638
South Timbalier 276, 295, 296           LA          15,000          1,063
North Padre Island 969, 976             TX          10,080            714
Matagorda Island 681, 682, 683          TX          15,840            742
Ship Shoal 201, 202                     LA          10,000              -
                                                    ------          -----
                                                    61,061          3,157
                                                    ======          =====

      At December 31, 2005, the Partnership did not have an interest in any undeveloped acreage.

PRODUCTIVE OIL AND GAS WELLS

      The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2005, is set forth below:

                                                           GAS                        OIL
                                                   -----------------           -----------------
         LEASE BLOCK                 STATE         GROSS        NET            GROSS        NET
         -----------                 -----         -----        ---            -----        ---
Ship Shoal 258, 259                   LA             9           .57              -            -
South Timbalier 276, 295, 296         LA             1           .07             33         2.34
North Padre Island 969, 976           TX             4           .28              -            -
Matagorda Island 681, 682, 683        TX             3           .19              -            -
Ship Shoal 201, 202                   LA             1             -              1            -
                                                    --          ----             --         ----
                                                    18          1.11             34         2.34
                                                    ==          ====             ==         ====

NET WELLS DRILLED

      The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

                         NET EXPLORATORY                                NET DEVELOPMENT
              ------------------------------------         --------------------------------------
YEAR          PRODUCTIVE        DRY          TOTAL         PRODUCTIVE         DRY           TOTAL
----          ----------        ---          -----         ----------         ---           -----
2005               -              -            -              .13             .06           .19
2004               -              -            -              .30               -           .30
2003               -              -            -                -               -             -

PRODUCTION AND PRICING DATA

      The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Partnership, average production costs (including gathering and transportation expense) and average sales prices.

                               PRODUCTION                                             AVERAGE SALES PRICES
                    ---------------------------------         AVERAGE         ------------------------------------
  YEAR ENDED          OIL          GAS         NGLS          PRODUCTION          OIL          GAS          NGLS
 DECEMBER 31,       (MBBLS)       (MMCF)      (MBBLS)      COST PER MCFE      (PER BBL)    (PER MCF)     (PER BBL)
-------------       -------       ------      -------      -------------      ---------    ---------     ---------
   2005                 74         1,158          18             $ .78        $ 53.91        $ 8.78       $33.98
   2004                110         1,398          26               .48          40.62          6.23        26.84
   2003                125         1,432           6               .42          30.73          5.56        23.92

      See the Supplemental Oil and Gas Disclosures under Item 8 for estimated proved oil and gas reserves quantities.

ESTIMATED PROVED RESERVES AND FUTURE NET CASH FLOWS

      As of December 31, 2005, the Partnership had total estimated proved reserves of 643,081 barrels of crude oil, condensate and NGLs and 4.5 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to
8.4 Bcf of gas. Estimated proved developed reserves comprise 99 percent of the Partnership's total estimated proved reserves on a Bcfe basis.

      The Partnership's estimates of proved reserves and proved developed reserves at December 31, 2005, 2004 and 2003, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited), in the 2005 Consolidated Financial Statements under Item 8 of this Form 10-K.

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

      There were no matters submitted to a vote of security holders during 2005.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

      As of December 31, 2005, there were 1,053.4 of the Partnership's Units outstanding held by 886 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $9.5 million, or $9,000 per Unit, during 2005 and approximately $6.4 million, or $6,000 per Unit, during 2004.

      As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data for the five years ended December 31, 2005, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8 below of this Form 10-K. The Partnership's financial statements for the year 2001 were audited by Arthur Andersen LLP, independent public accountants. For a discussion of the risks relating to Arthur Andersen's audit of the Partnership's financial statements, please see "Risk Factors Related to the Partnership's Business and Operations".

                                   AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------
                               2005       2004       2003       2002       2001
                              -------    -------    -------    -------    -------
                                    (In thousands, except per Unit amounts)
Total assets                  $11,624    $12,215    $11,674    $ 9,834    $ 9,413
                              =======    =======    =======    =======    =======
Partners' capital             $10,311    $11,293    $10,475    $ 9,610    $ 8,369
                              =======    =======    =======    =======    =======
Oil and gas sales             $14,779    $13,874    $11,951    $ 6,868    $10,495
                              =======    =======    =======    =======    =======
Net income                    $11,048    $ 9,591    $ 8,037    $ 3,524    $ 7,264
                              =======    =======    =======    =======    =======
Net income allocated to:
    Managing Partner          $ 2,555    $ 2,407    $ 2,037    $ 1,036    $ 1,731
    Investing Partners          8,493      7,184      6,000      2,488      5,533
                              -------    -------    -------    -------    -------
                              $11,048    $ 9,591    $ 8,037    $ 3,524    $ 7,264
                              =======    =======    =======    =======    =======

Net income per Investing
    Partner Unit              $ 8,048    $ 6,786    $ 5,598    $ 2,259    $ 4,922
                              =======    =======    =======    =======    =======

Cash distributions per
    Investing Partner Unit    $ 9,000    $ 6,000    $ 4,500    $ 1,000    $ 4,000
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

      As with other independent energy companies, the Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids. The Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. With tight supplies of natural gas in the United States and political concerns impacting world oil markets, the Partnership benefited from high oil and gas prices throughout 2005. Commodity prices, however, have historically been volatile. This volatility has caused the Partnership's revenues and resulting cash flow from operating activities to fluctuate widely over the years. The Partnership's oil and gas production has declined in each of the last two years and is expected to continue to decline with Partnership's limited capital expenditures.

      Since all of the Partnership's properties are located in the Gulf of Mexico, its operations and cash flow can be significantly impacted by hurricanes and other inclement weather. These events may also have detrimental impact on third-party pipelines and processing facilities, which the Partnership relies upon to transport and process the crude oil and natural gas it produces. During the third quarter of 2005, four hurricanes struck the Gulf of Mexico that impacted the Partnership's operations. Two of these storms, Hurricanes Denis and Emily, only required temporary curtailment of production while the operators' personnel were evacuated for safety purposes. The other two storms, Hurricanes Katrina and Rita, caused lengthier production curtailments as the storms damaged third-party pipelines and disrupted the operations of crews which could assess and repair damage to the Partnership's or other's facilities. While the Partnership's platforms avoided major damage, the Partnership's production was curtailed approximately 22 percent during the third quarter of 2005 as a result of hurricanes. The Partnership's production was restored to pre-hurricane levels early in the fourth quarter.

      The Partnership participates in development drilling and recompletion activities as recommended by outside operators and the Partnership's Managing Partner. These activities have helped stem the decline in the Partnership's production in recent years. During 2005, the Partnership participated in drilling three development wells at Ship Shoal 258/259, of which two wells were completed as producing gas wells and one well was dry. The Partnership currently anticipates that future development cost will largely be directed to recompletion projects in the Ship Shoal 258/259 and South Timbalier 295 fields.

      Generally, the Partnership has used its remaining available cash to fund distributions to its Partners. Reflecting the significant impact of oil and gas prices on net income and cash from operating activities, distributions to Investing Partners increased to $9,000 per Unit in 2005, up 50 percent from 2004. Distributions to Investing Partners increased to $6,000 per Unit in 2004 from $4,500 in 2003.

RESULTS OF OPERATIONS

      This section includes a discussion of the Partnership's 2005 and 2004 results of operations, and items contributing to changes in revenues and expenses during those periods.

NET INCOME AND REVENUE

      The Partnership reported net income of $11.0 million for 2005, up 15 percent from 2004 on the strength of higher commodity prices. Net income per Investing Partner Unit increased in 2005 to $8,048, up from $6,786 in 2004. The Partnership reported earnings in 2004 of $9.6 million.

     Total revenues increased to $14.9 million in 2005 on higher prices. Interest income earned by the Partnership on short-term cash investments in 2005 more than doubled from 2004 as a result of higher average investment balances and higher interest rates in 2005. Interest income in 2004 increased 44 percent from the prior year, increasing from $27,081 in 2003 to $39,087 in 2004.

      The Partnership's oil and gas production volume and price information is summarized in the following table:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                  2005               2004                2003
                                                  ----               ----                ----
Gas volumes - Mcf per day                         3,172              3,820               3,924
Average gas price - per Mcf                     $  8.78            $  6.23             $  5.56
Oil volumes - barrels per day                       203                301                 342
Average oil price - per barrel                  $ 53.91            $ 40.62             $ 30.73
NGL volumes - barrels per day                        51                 71                  16
Average NGL price - per barrel                  $ 33.98            $ 26.84             $ 23.92

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

NATURAL GAS SALES

      Natural gas sales for 2005 totaled $10.2 million, up 17 percent from 2004 on higher prices. The Partnership's average realized natural gas price for 2005 improved 41 percent from 2004. The $2.55 per Mcf increase in gas price from a year ago boosted sales by approximately $3.6 million. Daily gas production for 2005 decreased 17 percent from 2004, decreasing sales by $2.1 million. The decline in production from 2004 reflected natural depletion, downtime for hurricanes, and the sale of Partnership's interest in the South Pass 83 Field in early 2005. The Partnership completed the Ship Shoal 259 JA-9 well in August and the Ship Shoal JB-7 in late November which partially mitigated the production decline from 2004.

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

CRUDE OIL SALES

      In 2005, the Partnerships crude oil sales totaled $4.0 million. A $13.29 per barrel, or 33 percent increase in the Partnership's average realized oil price in 2004 increased oil revenues by $.8 million from 2004. Oil production decreased 33 percent from 2004 as a result of production declines at South Timbalier 295 resulting from natural depletion.

      The Partnership's crude oil sales in 2004 totaled $4.5 million, up 17 percent from 2003. A $9.89 per barrel, or 32 percent, increase in the Partnership's average realized oil price in 2004 increased oil revenues by $1.2 million from 2003. Oil production decreased 12 percent from 2003 as a result of declines at South Timbalier 295.

OPERATING EXPENSES

      The Partnership's depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, decreased to 14 percent in 2005. The decrease in DD&A rate as a percentage of sales reflected higher oil and gas prices in 2005. The lower DD&A in 2005 also reflected favorable reserve revisions at Ship Shoal 258/259 and proceeds from the sale of South Pass 83. The Partnership's DD&A rate, expressed as a percentage of oil and gas sales, decreased to 20 percent in 2004 from 24 percent in 2003 as a result of higher oil and gas prices in 2004. DD&A expense declined slightly in 2004 on an absolute basis as a result of the decline in the Partnership's production from 2004, and as a result of reserve additions from drilling at Ship Shoal 258/259.

      Lease operating costs in 2005 increased approximately $241,000 from a year ago primarily as result of a workover on the North Padre Island 976 A-3 well, repairs on the North Padre 969/976 platform, repairs at South Pass 83 in January and painting platforms at Ship Shoal 258/259, Matagorda 681/682 and South Timbalier 295 in 2005. Air and marine transportation costs also increased LOE in 2005 with higher fuel costs. Administrative expense increased slightly from last year, increasing to $417,000 in 2005. The increase largely reflected higher auditing, tax and reservoir engineering fees in 2005.

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

CAPITAL RESOURCES AND LIQUIDITY

      The Partnership's primary capital resource is net cash provided by operating activities, which totaled $12.3 million for 2005. Benefiting from strong commodity prices throughout 2005, the Partnership's 2005 net cash provided by operating activities increased $.6 million, or 5 percent, from a year ago. Net cash provided by operating activities in 2004 increased 16 percent from 2003 on increases in both oil and gas production and prices.

      The Partnership's future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 68 percent of the Partnership's 2005 production and 54 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

      Approximately 69 percent of the Partnership's proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves and that the estimated reserves from these projects are based on prices at December 31, 2005. The Partnership's liquidity may be negatively impacted if the actual quantity of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.

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

      On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. During 2005, the Partnership sold its interest in the South Pass 83 field to a third party for $134,060. The purchaser also assumed all dismantlement and abandonment obligations for the property. The South Pass 83 field had insignificant levels of production at the time of the sale and the divestiture is not expected to materially impact future operating income.

CAPITAL COMMITMENTS

      The Partnership's primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at December 31, 2005. The Partnership did not have any contractual obligations as of December 31, 2005, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.

      During 2005, the Partnership's oil and gas property expenditures totaled $1.8 million, primarily related to the Partnership's participation in drilling three wells at Ship Shoal 258/259. During the year, the Partnership drilled the Ship Shoal 259 JA-9, Ship Shoal 258 JB-7 and Ship Shoal 259 JA-10 wells. The JA-9 and JB-7 wells were completed as producers in 2005, while the JA-10 well was a dry hole. The Partnership also participated in one recompletion project at South Timbalier 295 during 2005. During 2004, the Partnership's oil and gas property expenditures totaled $1.9 million. These additions related to the Partnership's participation in drilling four wells at Ship Shoal 258/259, a recompletion at South Timbalier 295 and a recompletion at Ship Shoal 259. During 2003, the partnership participated in nine recompletions at South Timbalier 295 and one recompletion at Ship Shoal 259. There were no new drilling wells in 2003 for the Partnership.

     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total less than $1 million in 2006. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by drilling contractors or changes by the operator to the development plan.

     During 2005, distributions of $9.5 million, or $9,000 per Unit, were paid to Investing Partners. Distributions of $6.4 million, or $6,000 per Unit, were made to Partners during 2004. Favorable oil and gas prices allowed for the increase in the per Unit distributions in 2005. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership's reserves are depleted.

      In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2005, the first right of presentment offer of $12,418 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2004 valuation date. The second right of presentment offer of $9,337 per Unit was made to the Investing Partners based a valuation date of June 30, 2005. As a result the Partnership acquired 2.3 units for a total of $22,776. In 2004 and 2003, Investing Partners were paid $55,881 and $295,734, respectively, for a total of 29.2 Units.

      There will be two rights of presentment in 2006, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

      The Partnership does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or any other purpose. Any future transactions involving off-balance sheet arrangements will be fully scrutinized by the Managing Partner and disclosed by the Partnership.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

      The Partnership's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2005, monthly oil price realizations ranged from a low of $45.04 per barrel to a high of $62.80 per barrel. Gas price realizations ranged from a monthly low of $5.85 per Mcf to a monthly high of $14.23 per Mcf during the same period. While remaining strong compared to historical levels, gas prices trended upward during most of 2005. Based on the Partnership's average daily production for 2005, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $74,000 and a $.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $115,788. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2005. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.

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

WEATHER AND CLIMATE RISK

      Demand for oil and natural gas are, to a significant degree, dependent on weather and climate, which impacts the price the Partnership receives for the commodities it produces. In addition, production, development activities and equipment can be adversely affected by severe weather, such as hurricanes in the Gulf of Mexico.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
Report of Independent Registered Public Accounting Firm................................................         16

Statement of Consolidated Income for each of the three years in the period ended December 31, 2005.....         17

Statement of Consolidated Cash Flows for each of the three years in the period ended
    December 31, 2005..................................................................................         18

Consolidated Balance Sheet as of December 31, 2005 and 2004............................................         19

Statement of Consolidated Changes in Partners' Capital for each of the three years in the period
    ended December 31, 2005............................................................................         20

Notes to Consolidated Financial Statements.............................................................         21

Supplemental Oil and Gas Disclosures...................................................................         30

Supplemental Quarterly Financial Data..................................................................         32

Schedules -

      All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Apache Offshore Investment Partnership:

      We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over Financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apache Offshore Investment Partnership and subsidiary at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Houston, Texas
March 10, 2006

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                        STATEMENT OF CONSOLIDATED INCOME

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              2005            2004           2003
                                                           -----------    -----------    -----------
REVENUES:
    Oil and gas sales                                      $14,778,653    $13,873,998    $11,950,908
    Interest income                                             99,970         39,087         27,081
    Other revenue                                                    -              -         14,567
                                                           -----------    -----------    -----------
                                                            14,878,623     13,913,085     11,992,556
                                                           -----------    -----------    -----------

OPERATING EXPENSES:
    Depreciation, depletion and amortization                 2,039,571      2,816,528      2,875,896
    Asset retirement obligation accretion                       45,672         48,744         37,605
    Lease operating costs                                    1,159,366        918,337        818,636
    Gathering and transportation expense                       169,114        135,263        121,067
    Administrative                                             417,000        403,000        405,000
                                                           -----------    -----------    -----------
                                                             3,830,723      4,321,872      4,258,204
                                                           -----------    -----------    -----------

    Operating income before cumulative effect of
       change in accounting principle                      $11,047,900    $ 9,591,213    $ 7,734,352

    Cumulative effect of change in accounting principle              -              -        302,407
                                                           -----------    -----------    -----------
NET INCOME                                                 $11,047,900    $ 9,591,213    $ 8,036,759
                                                           ===========    ===========    ===========

NET INCOME ALLOCATED TO:
    Managing Partner                                       $ 2,554,528    $ 2,407,360    $ 2,036,681
    Investing Partners                                       8,493,372      7,183,853      6,000,078
                                                           -----------    -----------    -----------
                                                           $11,047,900    $ 9,591,213    $ 8,036,759
                                                           ===========    ===========    ===========

NET INCOME PER INVESTING PARTNER UNIT                      $     8,048    $     6,786    $     5,598
                                                           ===========    ===========    ===========

WEIGHTED AVERAGE INVESTING PARTNER
    UNITS OUTSTANDING                                          1,055.4        1,058.6        1,071.9
                                                           ===========    ===========    ===========

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                 2005            2004             2003
                                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 11,047,900     $  9,591,213     $  8,036,759
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization                   2,039,571        2,816,528        2,875,896
     Asset retirement obligation accretion                         45,672           48,744           37,605
     Cumulative effect of change in accounting principle                -                -         (302,407)
     Dismantlement and abandonment cost                          (167,767)        (323,966)        (254,134)
     Changes in operating assets and liabilities:
       (Increase) decrease in accrued revenues receivable        (470,419)        (324,111)         (26,046)
       Increase (decrease) in accrued operating expenses           (3,204)          11,693            3,598
       Increase (decrease) in receivable from
          Apache Corporation                                     (191,796)         (79,257)        (210,169)
                                                             ------------     ------------     ------------
     Net cash provided by operating activities                 12,299,957       11,740,844       10,161,102
                                                             ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                         (1,678,072)      (1,570,794)      (1,916,566)
   Increase (decrease) in accrued development costs               551,324         (334,740)         282,927
   Proceeds from sales of oil and gas properties                  134,060                -                -
                                                             ------------     ------------     ------------
     Net cash used in investing activities                       (992,688)      (1,905,534)      (1,633,639)
                                                             ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Partnership Units                                (22,775)         (55,881)        (295,734)
   Distributions to Investing Partners                         (9,499,617)      (6,350,335)      (4,789,313)
   Distributions to Managing Partner                           (2,506,864)      (2,366,949)      (2,086,812)
                                                             ------------     ------------     ------------
     Net cash used in financing activities                    (12,029,256)      (8,773,165)      (7,171,859)
                                                             ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (721,987)       1,062,145        1,355,604

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    3,333,640        2,271,495          915,891
                                                             ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  2,611,653     $  3,333,640     $  2,271,495
                                                             ============     ============     ============

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                       2005              2004
                                                                   -------------     -------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $   2,611,653     $   3,333,640
    Accrued revenues receivable                                        1,435,740           965,321
    Receivable from Apache Corporation                                   357,270           165,474
                                                                   -------------     -------------

                                                                       4,404,663         4,464,435
                                                                   -------------     -------------

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
    Proved properties                                                185,573,656       184,065,602
    Less - Accumulated depreciation, depletion and amortization     (178,354,788)     (176,315,217)
                                                                   -------------     -------------
                                                                       7,218,868         7,750,385
                                                                   -------------     -------------
                                                                   $  11,623,531     $  12,214,820
                                                                   =============     =============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accrued development costs                                      $     551,324     $           -
    Accrued operating expenses                                            60,565            63,769
                                                                   -------------     -------------
                                                                         611,889            63,769
                                                                   -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

ASSET RETIREMENT OBLIGATION                                              700,154           858,207
                                                                   -------------     -------------

PARTNERS' CAPITAL:
    Managing Partner                                                     255,285           207,621
    Investing Partners (1,053.4 and 1,055.7 Units
       outstanding, respectively)                                     10,056,203        11,085,223
                                                                   -------------     -------------
                                                                      10,311,488        11,292,844
                                                                   -------------     -------------
                                                                   $  11,623,531     $  12,214,820
                                                                   =============     =============

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
             STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS' CAPITAL

                                       MANAGING          INVESTING
                                       PARTNER           PARTNERS           TOTAL
                                     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2002           $    217,341     $  9,392,555     $  9,609,896

  Distributions                        (2,086,812)      (4,789,313)      (6,876,125)

  Repurchase of Partnership Units               -         (295,734)        (295,734)

  Net income                            2,036,681        6,000,078        8,036,759
                                     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2003                167,210       10,307,586       10,474,796

  Distributions                        (2,366,949)      (6,350,335)      (8,717,284)

  Repurchase of Partnership Units               -          (55,881)         (55,881)

  Net income                            2,407,360        7,183,853        9,591,213
                                     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2004                207,621       11,085,223       11,292,844

  Distributions                        (2,506,864)      (9,499,617)     (12,006,481)

  Repurchase of Partnership Units               -          (22,775)         (22,775)

  Net income                            2,554,528        8,493,372       11,047,900
                                     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2005           $    255,285     $ 10,056,203     $ 10,311,488
                                     ============     ============     ============

               The accompanying notes to financial statements are
                       an integral part of this statement.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION

      NATURE OF OPERATIONS-

            Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and held approximately five percent of the 1,053.4 Investing Partner Units (Units) outstanding at December 31, 2005. The term "Partnership", as used hereafter, refers to the limited or the general partnership, as the case may be.

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

            Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date, 44 of those prospects have been surrendered/sold). The Partnership's working interests in the five remaining venture prospects range from 6.29 percent to 7.08 percent. As of December 31, 2005, the Partnership held a remaining interest in 10 tracts acquired through federal lease sales and two tracts obtained through farmout arrangements.

            The Partnership's future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 68 percent of the Partnership's 2005 production and 54 percent of total proved reserves, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      RIGHT OF PRESENTMENT-

            An amendment to the Partnership Agreements adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2005, the first right of presentment offer of $12,418 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2004 valuation date. The second right of presentment offer of $9,337 per Unit was made to the Investing Partners based a valuation date of June 30, 2005. As a result the Partnership acquired 2.3 units for a total of $22,775. In 2004 and 2003, Investing Partners were paid $55,881 and $295,734, respectively, for a total of 29.2 Units.

            The Partnership is not in a position to predict how many Units will be presented for repurchase during 2006, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

RIGHT OF PRESENTMENT      TOTAL REPURCHASE     REPURCHASE PRICE
   VALUATION DATE              PRICE               PER UNIT
-------------------       ---------------      ----------------
December 31, 2002           $13,612,220           $12,047
June 30, 2003                14,345,895             9,512
December 31, 2003            14,338,941            11,518
June 30, 2004                13,730,918             8,988
December 31, 2004            17,331,746            12,418
June 30, 2005                15,131,715             9,337

INVESTING PARTNER UNITS OUTSTANDING:           2005              2004             2003
                                              -------           -------          -------
Balance, beginning of year                    1,055.7           1,060.7          1,084.9
Repurchase of Partnership Units                  (2.3)             (5.0)           (24.2)
                                              -------           -------          -------

Balance, end of year                          1,053.4           1,055.7          1,060.7
                                              =======           =======          =======

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      CAPITAL CONTRIBUTIONS-

            A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2005. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,053.4 Units at December 31, 2005.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      STATEMENT PRESENTATION-

            The accompanying consolidated financial statements include the accounts of Apache Offshore Investment Partnership and Apache Offshore Petroleum Limited Partnership after elimination of intercompany balances and transactions.

      CASH EQUIVALENTS-

            The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

      OIL AND GAS PROPERTIES-

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      REVENUE RECOGNITION-

            Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2005 and 2004, the Partnership did not have any liabilities for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership's proved gas reserves at December 31, 2005, 2004 and 2003.

      NET INCOME PER INVESTING UNIT-

            The net income per Investing Partner Unit is calculated by dividing the aggregate Investing Partners' net income for the period by the number of weighted average Investing Partner Units outstanding for that period.

      INCOME TAXES-

            The profit or loss of the Partnership for federal income tax reporting purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

      USE OF ESTIMATES-

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

      RECEIVABLE FROM APACHE-

            The receivable from Apache represents the net result of the Investing Partners' revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership's transactions are processed and the net results from operations are determined.

      MAINTENANCE AND REPAIRS-

            Maintenance and repairs are charged to expense as incurred.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                                                                 TOTAL REIMBURSED BY THE INVESTING
                                                                              PARTNERS FOR THE YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                2005            2004           2003
                                                                                ----            ----           ----
                                                                                         (In thousands)
a. Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the
   Partnership's business                                                       $334            $322           $324
                                                                                ====            ====           ====
b. Apache is reimbursed for development overhead costs incurred in the
   Partnership's operations. These costs are based on development
   activities and are capitalized to oil and gas properties                     $ 71            $ 71           $ 86
                                                                                ====            ====           ====

            Apache operates certain Partnership properties. Billings to the Partnership are made on the same basis as to unaffiliated third parties or at prevailing industry rates.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)   OIL AND GAS PROPERTIES

            The following tables contain direct cost information and changes in the Partnership's oil and gas properties for each of the years ended December 31. All costs of oil and gas properties are currently being amortized.

                                            2005          2004         2003
                                          ---------     ---------    ---------
                                                       (In thousands)
Oil and Gas Properties

Balance, beginning of year                $ 184,066     $ 182,174    $ 179,657
Costs incurred during the year:
  Development-
     Investing Partners                       1,766         1,841        2,154
     Managing Partner                            44            51           37
Asset retirement cost from adoption of
  SFAS No. 143-
     Investing Partners                           -             -          323
     Managing Partner                             -             -            3
Property sales-
     Investing Partners                        (274)            -            -
     Managing Partners                          (28)            -            -
                                          ---------     ---------    ---------

Balance, end of year                      $ 185,574     $ 184,066    $ 182,174
                                          =========     =========    =========

                                                        MANAGING      INVESTING
                                                         PARTNER       PARTNERS      TOTAL
                                                        ---------     ---------     ---------
                                                                  (In thousands)
Accumulated Depreciation, Depletion and Amortization

Balance, December 31, 2002                              $  20,682     $ 150,672     $ 171,354
  Adoption of SFAS No. 143                                     (7)         (724)         (731)
  Provision                                                    90         2,786         2,876
                                                        ---------     ---------     ---------
Balance, December 31, 2003                                 20,765       152,734       173,499
  Provision                                                    75         2,741         2,816
                                                        ---------     ---------     ---------
Balance, December 31, 2004                                 20,840       155,475       176,315
  Provision                                                    52         1,988         2,040
                                                        ---------     ---------     ---------
Balance, December 31, 2005                              $  20,892     $ 157,463     $ 178,355
                                                        =========     =========     =========

            The Partnership's aggregate DD&A expense as a percentage of oil and gas sales for 2005, 2004 and 2003 was 14 percent, 20 percent and 24 percent, respectively.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

            Sales to Cinergy accounted for 37 percent of the Partnership's oil and gas sales in 2003. In 1998, Apache formed a strategic alliance with Cinergy Corp. to market substantially all of Apache's natural gas production from North America and sold its 57 percent interest in Producers Energy Marketing LLC (ProEnergy) to Cinergy Corp. In July 1998, in connection with the sale of its interest, Apache entered into a gas purchase agreement with Cinergy to market most of Apache's North American natural gas production for 10 years, with an option, after prior notice, to terminate after six years. Apache also sold most of the Partnership's natural gas production to Cinergy under the gas purchase agreement.

            Sales to Plains Marketing LP accounted for 26 percent and 32 percent of the Partnership's oil and gas sales in 2005 and 2004, respectively, while sales to Morgan Stanley Capital Group accounted for 10 percent of 2005 oil and gas sales. Sales to Chevron Texaco accounted for 32 percent of the Partnership's oil and gas sales in 2003.

            Effective November 1992, with Apache's and the Partnership's acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees of $15,185 in 2005. The Partnership paid the Apache subsidiary transportation fees totaling $31,008 in 2004 and $43,606 in 2003 for the Partnership's share of gas. The fees were at the same rates and terms as previously paid to Shell.

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

(6)   FINANCIAL INSTRUMENTS

            The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2005 and 2004 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2005.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

            The following table is a reconciliation of the asset retirement obligation liability:

                                                        2005          2004
                                                      ---------     ---------
Asset retirement obligation at beginning of period    $ 858,207     $ 812,520
Liabilities incurred                                    167,767             -
Liabilities settled                                    (336,100)       (6,101)
Accretion expense                                        45,672        48,744
Revisions in estimated liabilities                      (35,392)        3,044
                                                      ---------     ---------
Asset retirement obligation at December 31            $ 700,154     $ 858,207
                                                      =========     =========

            Liabilities settled in 2005 included $168,333 related to the Partnership's sale of its interest in the South Pass 83 Field.

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  TAX-BASIS FINANCIAL INFORMATION

            A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

                                                                  2005             2004              2003
                                                              ------------     ------------     ------------
Net partnership ordinary income for federal income
  tax reporting purposes                                      $ 11,103,205     $  9,993,343     $  7,846,759

Plus:  Items of current (income) expense for tax reporting
  purposes only  -
     Intangible drilling cost                                    1,318,588        1,457,967        1,358,245
     Dismantlement and abandonment cost                            167,767            6,101          575,553
     Gain on sale of properties                                   (134,060)               -                -
     Tax depreciation                                              677,643          999,074          867,296
                                                              ------------     ------------     ------------
                                                                 2,029,938        2,463,142        2,801,094
                                                              ------------     ------------     ------------

Less:  full cost DD&A expense                                   (2,039,571)      (2,816,528)      (2,875,896)
Less:  asset retirement obligation accretion                       (45,672)         (48,744)         (37,605)
Plus:  cumulative effect of change in accounting principle               -                -          302,407
                                                              ------------     ------------     ------------
Net income                                                    $ 11,047,900     $  9,591,213     $  8,036,759
                                                              ============     ============     ============

            The Partnership's tax bases in net oil and gas properties at December 31, 2005 and 2004 was $4,168,176 and $4,351,881, respectively, lower than carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2005 and 2004.

            A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
Liabilities for federal income tax purposes          $  611,889    $   63,769
Asset retirement liability                              700,154       858,207
                                                     ----------    ----------

Liabilities under accounting principles generally
    accepted in the United States                    $1,312,043    $  921,976
                                                     ==========    ==========

            Asset retirement liabilities for future dismantlement and abandonment costs are not recognized for federal income tax reporting purposes until settled.

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      SUPPLEMENTAL OIL AND GAS DISCLOSURES
                                   (UNAUDITED)

      OIL AND GAS RESERVE INFORMATION-

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

      (Oil in Mbbls and gas in MMcf)

                                                          2005                2004                2003
                                                     ---------------     ---------------     ---------------
                                                     OIL       GAS        OIL      GAS       OIL       GAS
                                                     ----     ------     ----     ------     ----     ------
Proved Reserves

  Beginning of year                                   648      5,244      618      5,992      849      6,339
    Extensions, discoveries and other additions         4        147       32      1,027       12        161
    Revisions of previous estimates                    83        305      134       (377)    (112)       924
    Production                                        (92)    (1,158)    (136)    (1,398)    (131)    (1,432)
                                                     ----     ------     ----     ------     ----     ------
  End of year                                         643      4,538      648      5,244      618      5,992
                                                     ====     ======     ====     ======     ====     ======

Proved Developed

  Beginning of year                                   648      5,140      618      5,883      849      6,230
                                                     ====     ======     ====     ======     ====     ======

  End of year                                         643      4,433      648      5,140      618      5,883
                                                     ====     ======     ====     ======     ====     ======

            Oil includes crude oil, condensate and natural gas liquids.

            Approximately 69 percent of the Partnership's proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing are reflected in the Partnership's standardized measure under Future Net Cash Flows.

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

      Discounted Future Net Cash Flows Relating to Proved Reserves

                                               DECEMBER 31,
                                    ----------------------------------
                                      2005         2004         2003
                                    --------     --------     --------
                                               (In thousands)
Future cash inflows                 $ 79,709     $ 58,854     $ 55,014
Future production costs               (7,962)      (5,943)      (5,645)
Future development costs              (3,485)      (3,571)      (3,789)
                                    --------     --------     --------
Net cash flows                        68,262       49,340       45,580
10 percent annual discount rate      (26,666)     (17,590)     (14,995)
                                    --------     --------     --------
Discounted future net cash flows    $ 41,596     $ 31,750     $ 30,585
                                    ========     ========     ========

            The following table sets forth the principal sources of change in the discounted future net cash flows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                 2005         2004         2003
                                               --------     --------     --------
                                                        (In thousands)
Sales, net of production costs                 $(13,451)    $(12,820)    $(11,011)
Net change in prices and production costs        15,482        4,435        3,731
Extensions, discoveries and other additions       1,616        6,331        1,247
Development costs incurred                           65          233          490
Revisions of quantities                           4,391        1,644          813
Accretion of discount                             3,175        3,059        3,083
Changes in future development costs                (126)           -            -
Changes in production rates and other            (1,306)      (1,717)       1,407
                                               --------     --------     --------
                                               $  9,846     $  1,165     $   (240)
                                               ========     ========     ========

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

                     APACHE OFFSHORE INVESTMENT PARTNERSHIP
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                             FIRST     SECOND      THIRD      FOURTH     TOTAL
                            -------    -------    -------    -------    -------
                                  (In thousands, except per Unit amounts)
2005
  Revenues                  $ 3,398    $ 3,366    $ 3,154    $ 4,961    $14,879
  Expenses                    1,037        899        944        951      3,831
                            -------    -------    -------    -------    -------
  Net income                $ 2,361    $ 2,467    $ 2,210    $ 4,010    $11,048
                            -------    -------    -------    -------    -------

  Net income allocated to:
     Managing Partner       $   568    $   571    $   515    $   901    $ 2,555
     Investing Partners       1,793      1,896      1,695      3,109      8,493
                            -------    -------    -------    -------    -------
                            $ 2,361    $ 2,467    $ 2,210    $ 4,010    $11,048
                            =======    =======    =======    =======    =======

  Net income per Investing
    Partner Unit (1)        $ 1,698    $ 1,797    $ 1,606    $ 2,947    $ 8,048
                            =======    =======    =======    =======    =======

2004
  Revenues                  $ 3,257    $ 3,180    $ 3,454    $ 4,022    $13,913
  Expenses                    1,037      1,052      1,098      1,135      4,322
                            -------    -------    -------    -------    -------
  Net income                $ 2,220    $ 2,128    $ 2,356    $ 2,887    $ 9,591
                            =======    =======    =======    =======    =======

  Net income allocated to:
     Managing Partner       $   564    $   545    $   604    $   694    $ 2,407
     Investing Partners       1,656      1,583      1,752      2,193      7,184
                            -------    -------    -------    -------    -------
                            $ 2,220    $ 2,128    $ 2,356    $ 2,887    $ 9,591
                            =======    =======    =======    =======    =======

  Net income per Investing
    Partner Unit (1)        $ 1,561    $ 1,494    $ 1,657    $ 2,075    $ 6,786
                            =======    =======    =======    =======    =======

(1) The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

      G. Steven Farris, the Managing Partner's President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner's Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership's disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no significant changes in the Partnership's internal controls over financial reporting during the fiscal quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Report on Internal Control Over Financial Reporting

      On February 24, 2004, the SEC approved an extension of the original compliance dates related to the internal control reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as they pertain to companies with less than $75 million in market value of outstanding securities. The effective date for these non-accelerated filers was extended until fiscal years ending on or after July 15, 2005. On March 2, 2005, the SEC further extended the compliance date for non-accelerated filers until fiscal years ending on or after July 15, 2006. In September 2005, the SEC further extended the compliance date for U.S. non-accelerated filers until fiscal years ending on or after July 15, 2007. The Partnership has not issued a report on its internal control over financial reporting, nor had an assessment made by its independent registered public accounting firm, as they were not required for the years ended December 31, 2004 or 2005.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

      All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Nominees for Election as Directors", "Continuing Directors", "Executive Officers of the Company", and "Securities Ownership and Principal Holders" in the proxy statement relating to the 2006 annual meeting of stockholders of Apache (the Apache Proxy) is incorporated herein by reference.

Code of Business Conduct

      Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers and employees. In February 2004, Apache's Board of Directors adopted a Code of Business Conduct (Code of Conduct), which also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache's Code of Conduct on the Investor Relations page of the Apache's website at http://www.apachecorp.com. Changes in and waivers to the Code of Conduct for Apache's directors, chief executive officer and certain senior financial officers will be posted on Apache's website within five business days and maintained for at least twelve months.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Apache, as an Investing Partner and the General Partner, owns 53 Units, or
5.0 percent of the outstanding Units of the Partnership, as of December 31, 2005. Directors and officers of Apache own four Units, less than one percent of the Partnership's Units, as of December 31, 2005. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership's outstanding Units, except for Apache as General Partner which owns 53 Units or 5.0 percent of the outstanding Units.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Accountant fees and services paid to Ernst & Young LLP, the Partnership's independent auditors, are included in amounts paid by the Partnership's Managing Partner. Information on the Managing Partner's principal accountant fees and services is set forth under the caption "Independent Public Accountants" in Apache's 2006 proxy statement.

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

           99.2 Proxy statement to be dated on or about March 27, 2006, relating to the 2006 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

* Filed herewith.

b.    Reports filed on Form 8-K.

      No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APACHE OFFSHORE INVESTMENT PARTNERSHIP

                                   By:  Apache Corporation, General Partner

Date:   March 10, 2006             By:  /s/ G. Steven Farris
                                        -----------------------------------
                                        G. Steven Farris
                                        President, Chief Executive Officer and
                                        Chief Operating Officer

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

                    NAME                                               TITLE                              DATE
                    ----                                               -----                              ----
/s/ G. Steven Farris                                   Director, President, Chief Executive            March 10, 2006
--------------------------------------------             Officer and Chief Operating Officer
G. Steven Farris                                         (Principal Executive Officer)

/s/ Roger B. Plank                                     Executive Vice President and Chief              March 10, 2006
--------------------------------------------             Financial Officer (Principal
Roger B. Plank                                           Financial Officer)

/s/ Thomas L. Mitchell                                 Vice President and Controller                   March 10, 2006
--------------------------------------------             (Principal Accounting Officer)
Thomas L. Mitchell

                    NAME                                               TITLE                              DATE
                    ----                                               -----                              ----
/s/ Raymond Plank                                      Chairman of the Board                           March 10, 2006
--------------------------------------------
Raymond Plank

/s/ Frederick M. Bohen                                 Director                                        March 10, 2006
--------------------------------------------
Frederick M. Bohen

/s/ Randolph M. Ferlic                                 Director                                        March 10, 2006
--------------------------------------------
Randolph M. Ferlic

/s/ Eugene C. Fiedorek                                 Director                                        March 10, 2006
--------------------------------------------
Eugene C. Fiedorek

/s/ A. D. Frazier, Jr.                                 Director                                        March 10, 2006
--------------------------------------------
A. D. Frazier, Jr.

/s/ Patricia Albjerg Graham                            Director                                        March 10, 2006
--------------------------------------------
Patricia Albjerg Graham

/s/ John A. Kocur                                      Director                                        March 10, 2006
--------------------------------------------
John A. Kocur

/s/ George D. Lawrence                                 Director                                        March 10, 2006
--------------------------------------------
George D. Lawrence

/s/ F. H. Merelli                                      Director                                        March 10, 2006
--------------------------------------------
F. H. Merelli


/s/ Rodman D. Patton                                   Director                                        March 10, 2006
--------------------------------------------
Rodman D. Patton

/s/ Charles J. Pitman                                  Director                                        March 10, 2006
--------------------------------------------
Charles J. Pitman

/s/ Jay A. Precourt                                    Director                                        March 10, 2006
--------------------------------------------
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

 99.2               Proxy statement to be dated on or about March 27, 2006, relating to the 2006 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No.
                    1-4300).

* Filed herewith