Form 10-Q
period 2006-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2006-05-09
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 0-13546

APACHE OFFSHORE INVESTMENT PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1464066

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX	77056-4400

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (713) 296-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑       NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
REVENUES:
Oil and gas sales	$3,381,074	$3,376,275
Interest income	32,632	22,388

	3,413,706	3,398,663

EXPENSES:
Depreciation, depletion and amortization	451,663	567,036
Asset retirement obligation accretion	10,273	12,601
Lease operating costs	296,703	307,921
Gathering and transportation expense	48,732	42,824
Administrative	107,000	107,000

	914,371	1,037,382

NET INCOME	$2,499,335	$2,361,281

NET INCOME ALLOCATED TO:
Managing Partner	$574,426	$568,413
Investing Partners	1,924,909	1,792,868

	$2,499,335	$2,361,281

NET INCOME PER INVESTING PARTNER UNIT	$1,827	$1,698

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,053.4	1,055.7

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,499,335	$2,361,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	451,663	567,036
Asset retirement obligation accretion	10,273	12,601
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	763,268	211,469
(Increase) decrease in receivable from/payable to Apache Corporation	373,376	26,945
Increase (decrease) in accrued operating expenses payable	6,627	25,033

Net cash provided by operating activities	4,104,542	3,204,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(518,323)	(9,744)

Net cash used in investing activities	(518,323)	(9,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	(3,686,932)	(4,222,585)
Distributions to Managing Partner	(730,964)	(631,006)

Net cash used in financing activities	(4,417,896)	(4,853,591)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(831,677)	(1,658,970)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,611,653	3,333,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,779,976	$1,674,670

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,779,976	$2,611,653
Accrued revenues receivable	672,472	1,435,740
Receivable from Apache Corporation	—	357,270

	2,452,448	4,404,663

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,597,561	185,573,656
Less — Accumulated depreciation, depletion and amortization	(178,806,451)	(178,354,788)

	6,791,110	7,218,868

	$9,243,558	$11,623,531

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$16,106	$—
Accrued exploration and development	56,906	551,324
Accrued operating expenses	67,192	60,565

	140,204	611,889

ASSET RETIREMENT OBLIGATION	710,427	700,154

PARTNERS’ CAPITAL:
Managing Partner	98,747	255,285
Investing Partners (1,053.4 units outstanding)	8,294,180	10,056,203

	8,392,927	10,311,488

	$9,243,558	$11,623,531

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The financial statements included herein have been prepared by the Apache Offshore Investment Partnership (the Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership’s latest annual report on Form 10-K.
1. RECEIVABLE FROM/PAYABLE TO APACHE CORPORATION
     The receivable from/payable to Apache Corporation, the Partnership’s managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2006 of $12,756 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2006 based on a valuation date of December 31, 2005. The Investing Partners have until May 19, 2006 to offer their Units under the current right of presentment.
3. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first three months of 2006:

Asset retirement obligation at December 31, 2005	$700,154
Accretion expense	10,273

Asset retirement obligation at March 31, 2006	$710,427

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the first quarter of 2006 of $2.5 million, up from earnings of $2.4 million in the first quarter 2005. Net income per Investing Partner Unit increased eight percent from a year ago, rising from $1,698 per Unit in the first quarter 2005 to $1,827 per Unit in the current quarter. Higher oil and gas prices in the current period more than offset the impact of lower production.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Three Months
	Ended March 31,		Increase
	2006	2005	(Decrease)
Gas volume — Mcf per day	2,772	3,472	(20%)
Average gas price — per Mcf	$9.01	$6.71	34%
Oil volume — barrels per day	174	253	(31%)
Average oil price — per barrel	$61.43	$48.03	28%
Natural gas liquids (NGL) volume — barrels per day	52	66	(21%)
Average NGL price — per barrel	$36.90	$30.80	20%
Oil and Gas Sales
     Natural gas sales for the first quarter of 2006 totaled $2.2 million, up seven percent from the first quarter of 2005. The Partnership’s average realized natural gas price for the first quarter of 2006 increased $2.30 per Mcf from the year-earlier period, increasing current sales by approximately $.7 million. Natural gas volumes on a daily basis decreased 20 percent from a year ago largely as a result of natural depletion. Declines at Matagorda Island 681/682 and South Timbalier 295 more than offset production added through drilling at Ship Shoal 258/259 in 2005. The Partnership’s Matagorda Island 681/682 production for the first quarter of 2006 was also reduced by pipeline-requested curtailments while the pipeline owner completed repairs to their operating system.
     The Partnership’s crude oil sales for the first quarter of 2006 totaled $1.0 million, a 12 percent decrease from the first quarter of 2005. A $13.40 per barrel, or 28 percent, increase in the Partnership’s average realized oil price could not offset the decline in production for the period. Oil production was 31 percent lower than a year ago as a result of natural depletion at South Timbalier 295.
     The Partnership sold an average of 52 barrels per day of natural gas liquids from processing gas during the first quarter of 2006, a 21 percent decrease from 2005.
     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership’s future production will be subject to more volatility than those companies with more diversified wells and longer-lived properties.
     Oil and gas prices realized by the Partnership in recent quarters have been at historically high levels as geopolitical tensions throughout the world, rising demand from developing nations, and lingering supply constraints from last summer’s hurricanes have boosted market prices. Continued high commodity prices may lead to legislative action, including price controls, a windfall profits tax, and incentives to switch to alternative fuels. Declines in prices from changes in market conditions or federal legislation, coupled with the Partnership’s limited opportunity for production growth, would lead to lower revenues and cash available for distributions to partners.

Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 13 percent during the first quarter of 2006 compared to 17 percent during the same period in 2005. The decline in rate in 2006 reflected higher prices in the current year and reserve additions from drilling in 2005. During the first quarter, the Partnership recognized $10,273 of accretion expense on the asset retirement obligation.
     Lease operating expense (LOE) for the first quarter of 2006 of $.3 million decreased four percent from the first quarter of 2005. LOE costs, however, were higher than normal in both quarterly periods as a result of platform repair and maintenance costs. The first quarter 2006 costs included expenditures for platform inspections and repairs at Ship Shoal 258/259 and the replacement of the lifeboat crane and controls at North Padre Island 969. In 2005, repairs and maintenance cost included the replacement of the platform decking, grating and handrails at North Padre Island and repairs at South Pass 83. Administrative expense was flat with the same as the first quarter of 2005.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $4.1 million for the first three months of 2006. Net cash provided by operating activities in the quarter was up 28 percent from a year ago as a result of increases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 67 percent of the Partnership’s first quarter 2006 production and 54 percent of total proved reserves at December 31, 2005, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
     The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the Partnership not participating in acquisition or exploration activities. Based on production estimates from independent engineers and current market conditions, the Partnership expects it will be able to meet its liquidity needs for routine operations in the foreseeable future. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities decline.
     In the event that future short-term operating cash requirements are greater than the Partnership’s financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership.
     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs.
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at March 31, 2006. The Partnership did not have any contractual obligations as of March 31, 2006, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.

     The Partnership’s capital expenditures totaled $23,905 for the first quarter of 2006 as it did not participate in any new drilling or recompletion projects during the quarter. Cash outlays for oil and gas properties totaled $518,323 as the Partnership paid down accrued exploration and development cost from the end of 2005.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.3 million for the remainder of 2006, primarily for drilling the wells at Ship Shoal 258/259. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     On March 16, 2006, the Partnership paid distributions to Investing Partners totaling $3.7 million, or $3,500 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first quarter of 2005 of $4,000 per Investing Partner Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2006 of $12,756 per Unit was offered to Investing Partners in April 2006, based on a valuation date of December 31, 2005. The Investing Partners have until May 19, 2006 to offer their Units under the current right of presentment.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2005 or the first three months of 2006.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2005, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership’s internal controls over financial reporting during the fiscal quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS AND RISK
     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Partnership, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Partnership’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Fluctuations in oil and gas prices, or a prolonged period of low prices, may substantially adversely affect the Partnership’s financial position, results of operations and cash flows.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits
31.1    —    Certification of Chief Executive Officer
31.2    —    Certification of Chief Financial Officer
32.1    —    Certification of Chief Executive Officer and Chief Financial Officer
          b. Reports filed on Form 8-K — None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, General Partner

Dated: May 8, 2006	/s/ Roger B. Plank

Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: May 8, 2006	/s/ Thomas L. Mitchell

Thomas L. Mitchell
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index
Exhibits
31.1    —    Certification of Chief Executive Officer
31.2    —    Certification of Chief Financial Officer
32.1    —    Certification of Chief Executive Officer and Chief Financial Officer