Form 10-Q
period 2006-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2006-08-08
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑

PART I – FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUES:
Oil and gas sales	$2,835,950	$3,348,900	$6,217,024	$6,725,175
Interest income	29,665	17,247	62,297	39,635

	2,865,615	3,366,147	6,279,321	6,764,810

EXPENSES:
Depreciation, depletion and amortization	390,610	448,189	842,273	1,015,225
Asset retirement obligation accretion	10,423	11,957	20,696	24,558
Lease operating costs	266,749	290,179	563,452	598,100
Gathering and transportation expense	39,367	41,551	88,099	84,375
Administrative	107,000	107,000	214,000	214,000

	814,149	898,876	1,728,520	1,936,258

NET INCOME	$2,051,466	$2,467,271	$4,550,801	$4,828,552

NET INCOME ALLOCATED TO:
Managing Partner	$474,806	$570,947	$1,049,232	$1,139,360
Investing Partners	1,576,660	1,896,324	3,501,569	3,689,192

	$2,051,466	$2,467,271	$4,550,801	$4,828,552

NET INCOME PER INVESTING PARTNER UNIT	$1,497	$1,797	$3,325	$3,495

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,053.1	1,055.5	1,053.2	1,055.6

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,550,801	$4,828,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	842,273	1,015,225
Asset retirement obligation accretion	20,696	24,558
Dismantlement and abandonment cost	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	901,299	198,473
Increase (decrease) in accrued operating expenses	22,129	20,039
(Increase) decrease in payable to/receivable from Apache Corporation	307,080	191,150

Net cash provided by operating activities	6,644,278	6,277,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(538,466)	(11,870)
Proceeds from sale of oil and gas properties	—	136,252

Net cash provided by (used in) investing activities	(538,466)	124,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(15,084)	(3,193)
Distributions to Investing Partners	(3,686,932)	(4,222,585)
Distributions to Managing Partner	(1,249,077)	(1,238,123)

Net cash used in financing activities	(4,951,093)	(5,463,901)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,154,719	938,478

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,611,653	3,333,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,766,372	$4,272,118

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,766,372	$2,611,653
Accrued revenues receivable	534,441	1,435,740
Receivable from Apache Corporation	50,190	357,270

	4,351,003	4,404,663

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,569,793	185,573,656
Less – Accumulated depreciation, depletion and amortization	(179,197,061)	(178,354,788)

	6,372,732	7,218,868

	$10,723,735	$11,623,531

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accrued exploration and development	$8,995	$551,324
Accrued operating expenses	82,694	60,565

	91,689	611,889

ASSET RETIREMENT OBLIGATION	720,850	700,154

PARTNERS’ CAPITAL:
Managing Partner	55,440	255,285
Investing Partners (1,052.3 and 1,053.4 units outstanding, respectively)	9,855,756	10,056,203

	9,911,196	10,311,488

	$10,723,735	$11,623,531

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
1. RECEIVABLE FROM APACHE CORPORATION
     The receivable from Apache Corporation, the Partnership’s managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2006 of $12,756 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2006 based on a valuation date of December 31, 2005. As a result, the Partnership purchased 1.13 Units in June 2006 for a total of $15,084. The Investing Partners will have a second right of presentment during the fourth quarter of 2006 based on a valuation date of June 30, 2006.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2006 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.
3. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first six months of 2006:

Asset retirement obligation at December 31, 2005	$700,154
Accretion expense	20,696

Asset retirement obligation at June 30, 2006	$720,850

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership earned $2.1 million during the second quarter of 2006, down 17 percent from the $2.5 million of net income reported in the second quarter of 2005. Net income per Investing Partner Unit decreased to $1,497 in the second quarter of 2006 from $1,797 in the second quarter a year ago. Lower oil and gas volumes in the current period contributed to the decrease in earnings in 2006.
     Net income for the first six months of 2006 totaled $4.6 million or $3,325 per Investing Partner Unit. Net income for the same period in 2005 totaled $4.8 million or $3,495 per Investing Partner Unit. Lower oil and gas sales during the first six months of 2006 drove the six percent decrease in net income from the comparable period in 2005.
     Total revenues for the second quarter decreased 15 percent from a year ago, decreasing from $3.4 million in 2005 to $2.9 million in 2006. For the six months ending June 30, 2006, revenues were $6.3 million, or seven percent below the revenues for the same period in 2005 on lower oil and gas sales. The increase in oil and gas prices slightly offset the decrease in production.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Gas volume – Mcf per day	2,568	3,368	(24%)	2,669	3,420	(22%)
Average gas price – per Mcf	$7.01	$6.86	2%	$8.04	$6.79	18%
Oil volume – barrels per day	160	220	(27%)	167	237	(30%)
Average oil price – per barrel	$71.04	$51.15	39%	$66.06	$49.49	33%
NGL volume – barrels per day	45	71	(37%)	48	69	(30%)
Average NGL price – per barrel	$39.88	$34.14	17%	$38.29	$32.54	18%
Oil and Gas Sales
     Natural gas production revenues for the second quarter of 2006 totaled $1.6 million, down 22 percent from the second quarter of 2005. Natural gas volumes on a daily basis decreased 24 percent from a year ago as a result of natural declines at South Timbalier 295, Matagorda 681/682 and Ship Shoal 258/259. The Partnership’s average realized natural gas price for the second quarter of 2006 increased two percent compared to the year-earlier period, rising to $7.01 per Mcf in the current quarter.
     The Partnership’s crude oil production revenues for the second quarter of 2006 totaled $1.0 million, essentially even with the second quarter of 2005. Oil production for the quarter declined 27 percent from the comparable period in 2005 as a result of natural depletion at South Timbalier 295. A $19.88 per barrel, or 39 percent, increase in the Partnership’s average realized oil price offset the impact of lower production during the quarter.
     Gas sales for the first six months of 2006 of $3.9 million decreased eight percent, when compared to the same period in 2005. Largely reflecting natural depletion, daily gas production for the first six months of 2006 decreased 22 percent when compared to the same period in 2005. The Partnership’s average realized gas prices increased $1.25 per Mcf, or 18 percent, when compared with the first six months of 2005.
     For the six months ended June 30, 2006, oil sales decreased six percent from a year ago to $2.0 million. The Partnership’s oil sales revenues were favorably impacted by a 33 percent increase in the average realized oil price. Oil production declined 30 percent from a year ago as a result of natural depletion at South Timbalier 295.
     The Partnership sold an average of 48 barrels per day of natural gas liquids from processing gas during the first six months of 2006, down 30 percent from the comparable period in 2005.

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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 14 percent during the first half of 2006 compared to 15 percent during the same period in 2005. This decline in rate reflected the impact of higher oil and gas prices in the current year and a decrease in production for the period. The Partnership recognized $10,423 of accretion expense on the asset retirement obligation during the second quarter of 2006 and $20,696 for the first six months of 2006.
     Lease operating costs (LOE) in the second quarter of 2006 decreased eight percent when compared to the second quarter of 2005. During the first six months of 2006, LOE totaled $.6 million, down six percent from the same period in 2005 reflecting reduced workover and repair activity in 2006.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $6.6 million for the first six months of 2006. Net cash provided by operating activities in the period was up six percent from a year ago as a result of increases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 68 percent of the Partnership’s first half 2006 production and 54 percent of total proved reserves at December 31, 2005, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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

Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at June 30, 2006. The Partnership did not have any contractual obligations as of June 30, 2006, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.
     The Partnership’s capital expenditures were negligible for the first half of 2006 as it did not participate in any new drilling or recompletion projects during the period. Cash outlays for oil and gas properties totaled $538,466 as the Partnership paid down accrued exploration and development cost from the end of 2005.
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
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2006 of $12,756 per Unit was offered to Investing Partners in April 2006, based on a valuation date of December 31, 2005. As a result, the Partnership purchased 1.13 Units in June 2006 for a total of $15,084. The Investing Partners will have a second right of presentment during the fourth quarter of 2006 based on a valuation date of June 30, 2006.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2006 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2005 or the first six months of 2006.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2005, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no significant changes were made in the Partnership’s internal controls over financial reporting during the fiscal quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended June 30, 2006, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a.	None

b.	None

c.	The following table presents information on Units purchased during the quarter ended June 30, 2006:

Issuer Purchases of Equity Securities
Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
April 1 to April 30, 2006	None	N/A
May 1 to May 31, 2006	None	N/A
June 1 to June 30, 2006	1.13	$12,756 (1)

(1)	Before interest.
Shares are purchased under terms of the Amended Partnership Agreement which had previously been announced to Investing Partners in the Partnership. The Amended Partnership Agreement contains limitations on the number of Units that can be repurchased including a limit of 10 percent of the Outstanding Units on an annual basis. See Note 2 (Right of Presentment) to the Consolidated Financial Statements for total cash outlays for Unit purchases during the quarter and additional limitations.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, General Partner

Dated: August 8, 2006	/s/ Roger B. Plank

Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: August 8, 2006	/s/ Thomas L. Mitchell

Thomas L. Mitchell
Vice President and Controller
(Chief Accounting Officer)

EXHIBITS INDEX
31.1 — Certification of Chief Executive Officer
31.2 — Certification of Chief Financial Officer
32.1 — Certification of Chief Executive Officer and Chief Financial Officer