Form 10-Q/A
period 2006-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2006-10-12
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 0-13546

APACHE OFFSHORE INVESTMENT PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1464066

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX	77056-4400

(Address of Principal Executive Offices)	(Zip Code)
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
YES ☐     NO ☑

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to respond to comments received by us from the Staff of the Securities and Exchange Commission (“SEC”). The only changes from the prior filing are in Part I, Item 4 and the dates of signatures and required certifications, including the addition of a date to Exhibit 32.1. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated or changed in any manner from the consolidated financial position and consolidated results of operations originally reported.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
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

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,779,976	$2,611,653
Accrued revenues receivable	672,472	1,435,740
Receivable from Apache Corporation	—	357,270

	2,452,448	4,404,663

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,597,561	185,573,656
Less – Accumulated depreciation, depletion and amortization	(178,806,451)	(178,354,788)

	6,791,110	7,218,868

	$9,243,558	$11,623,531

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$16,106	$—
Accrued exploration and development	56,906	551,324
Accrued operating expenses	67,192	60,565

	140,204	611,889

ASSET RETIREMENT OBLIGATION	710,427	700,154

PARTNERS’ CAPITAL:
Managing Partner	98,747	255,285
Investing Partners (1,053.4 units outstanding)	8,294,180	10,056,203

	8,392,927	10,311,488

	$9,243,558	$11,623,531

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4 – CONTROLS AND PROCEDURES
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no changes were made in the Partnership’s internal controls over financial reporting during the fiscal quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     a. Exhibits

31.1	–	Certification of Chief Executive Officer

31.2	–	Certification of Chief Financial Officer

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer
     b. Reports filed on Form 8-K – None.

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
Thomas L. Mitchell
Vice President and Controller (Chief Accounting Officer)

Exhibit Index
     a. Exhibits

31.1	–	Certification of Chief Executive Officer

31.2	–	Certification of Chief Financial Officer

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer
     b. Reports filed on Form 8-K – None.