Form 10-Q/A
period 2006-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2006-10-12
CIK 727538

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
YES ☐      NO ☑

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to respond to comments received by us from the Staff of Securities and Exchange Commission (“SEC”). The only changes from the prior filing are in Part I, Item 4 and the dates of signatures and required certifications, including the addition of a date to Exhibit 32.1. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated or changed in any manner from the consolidated financial position and consolidated results of operations originally reported.

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