Form 10-Q
period 2006-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2006-11-08
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
YES ☐       NO ☑

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF INCOME
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUES:
Oil and gas sales	$2,172,494	$3,113,863	$8,389,518	$9,839,038
Interest income	56,558	40,043	118,855	79,678

	2,229,052	3,153,906	8,508,373	9,918,716

EXPENSES:
Depreciation, depletion and amortization	344,282	448,058	1,186,555	1,463,283
Asset retirement obligation accretion	10,576	10,480	31,272	35,038
Lease operating costs	249,075	344,508	812,527	942,608
Gathering and transportation expense	27,230	34,155	115,329	118,530
Administrative	107,000	107,000	321,000	321,000

	738,163	944,201	2,466,683	2,880,459

NET INCOME	$1,490,889	$2,209,705	$6,041,690	$7,038,257

NET INCOME ALLOCATED TO:
Managing Partner	$378,288	$514,513	$1,427,520	$1,653,873
Investing Partners	1,112,601	1,695,192	4,614,170	5,384,384

	$1,490,889	$2,209,705	$6,041,690	$7,038,257

NET INCOME PER INVESTING PARTNER UNIT	$1,057	$1,606	$4,382	$5,101

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,052.3	1,055.4	1,052.9	1,055.5

The accompanying notes to financial statements are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,041,690	$7,038,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,186,555	1,463,283
Asset retirement obligation accretion	31,272	35,038
Dismantlement and abandonment cost	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	989,329	(55,531)
Increase (decrease) in accrued operating expenses	20,694	14,825
(Increase) decrease in payable to/receivable from Apache Corporation	436,185	393,918

Net cash provided by operating activities	8,705,725	8,889,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(539,828)	(492,363)
Proceeds from sale of oil and gas properties	—	136,252

Net cash used in investing activities	(539,828)	(356,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(15,084)	(3,193)
Distributions to Investing Partners	(3,686,932)	(4,222,585)
Distributions to Managing Partner	(1,625,906)	(1,701,939)

Net cash used in financing activities	(5,327,922)	(5,927,717)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,837,975	2,605,962

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,611,653	3,333,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,449,628	$5,939,602

The accompanying notes to financial statements are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,449,628	$2,611,653
Accrued revenues receivable	446,411	1,435,740
Receivable from Apache Corporation	—	357,270

	5,896,039	4,404,663

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,562,160	185,573,656
Less – Accumulated depreciation, depletion and amortization	(179,541,343)	(178,354,788)

	6,020,817	7,218,868

	$11,916,856	$11,623,531

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Distributions payable	$4,209,046	$—
Accrued exploration and development	—	551,324
Accrued operating expenses	81,259	60,565
Payable to Apache Corporation	78,915	—

	4,369,220	611,889

ASSET RETIREMENT OBLIGATION	731,426	700,154

PARTNERS’ CAPITAL:
Managing Partner	56,899	255,285
Investing Partners (1,052.3 and 1,053.4 units outstanding, respectively)	6,759,311	10,056,203

	6,816,210	10,311,488

	$11,916,856	$11,623,531

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
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2006 of $12,756 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2006, based on a valuation date of December 31, 2005. As a result, the Partnership purchased 1.13 Units in June 2006 for a total of $15,084. A second right of presentment offer for 2006 of $10,016 per Unit, plus interest to the date of payment, was made to Investing Partners on October 24, 2006, based on a valuation date of June 30, 2006. The Investing Partners have until the close of business on November 24, 2006 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2006, whether or not to accept each Unit offered during this election period.
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
3. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Partnership’s asset retirement obligation liability for the nine months ended September 30, 2006:

Balance at December 31, 2005	$700,154
Accretion expense	31,272

Balance at September 30, 2006	$731,426

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership earned $1.5 million during the third quarter of 2006, 33 percent less than the net income reported in the third quarter of 2005. Net income per Investing Partner Unit decreased from $1,606 in the third quarter of 2005 to $1,057 in the current quarter. Lower oil and gas production and falling natural gas prices more than offset the impact of higher oil prices in the current period. Platform downtime at North Padre 969/976 combined with natural depletion on the Partnership’s other properties to drive down third quarter natural gas production 36 percent from a year ago.
     Net income for the first nine months of 2006 totaled $6 million or $4,382 per Investing Partner Unit. Net income for the same period in 2005 totaled $7 million or $5,101 per Investing Partner Unit. Lower oil and gas production during the first nine months of 2006 drove the 14 percent decline in net income from the comparable period in 2005.
     Total revenues for the third quarter decreased $.9 million, or 29 percent, from a year ago as a result of lower production and natural gas prices. For the nine months ending September 30, 2006, total revenue was down 14 percent from a year ago on lower production. Interest income for the third quarter and first nine months of 2006 was up from 2005 on higher average cash balances and higher interest rates.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Gas volume – Mcf per day	1,659	2,608	(36%)	2,329	3,146	(26%)
Average gas price – per Mcf	$6.99	$8.94	(22%)	$7.79	$7.39	5%
Oil volume – barrels per day	147	161	(9%)	160	211	(24%)
Average oil price – per barrel	$69.88	$60.68	15%	$67.24	$52.36	28%
NGL volume – barrels per day	41	25	64%	46	54	(15%)
Average NGL price – per barrel	$43.06	$31.17	38%	$39.73	$32.33	23%
Oil and Gas Sales
     Natural gas production revenues for the third quarter of 2006 of $1.1 million were half the third quarter of 2005 sales on lower production and prices. The Partnership’s average realized natural gas price for the third quarter of 2006 decreased 22 percent compared to the year-earlier period. The $1.95 per Mcf drop in gas price from a year ago negatively impacted sales by approximately $.5 million. Natural gas volumes on a daily basis decreased 36 percent from a year ago as a result of platform downtime and natural depletion. North Padre Island 969/976, which was shut-in most of the quarter to repair corrosion on the platform and compressor problems experienced when bringing the field back on production, contributed approximately half the 949 Mcf per day decline in production from the third quarter of 2005. Production at Matagorda Island 681/682 dropped 381 Mcf per day from a year ago as a result of natural depletion, and the Partnership’s remaining properties also continued to decline. Downtime for hurricanes Katrina and Rita during the third quarter of 2005 minimized the impact of the quarter-to-quarter declines at South Timbalier 295 and Ship Shoal 258/259.
     The Partnership’s crude oil production revenues for the third quarter of 2006 totaled $.9 million, a five percent increase from the third quarter of 2005. A $9.20 per barrel, or 15 percent, increase in the Partnership’s average realized oil price favorably impacted oil revenues by $.1 million. Oil production for the quarter declined nine percent from the comparable period in 2005 as a result of natural depletion.
     Gas sales for the first nine months of 2006 of $5 million declined 22 percent, when compared to the same period in 2005. Daily gas production for the first nine months of 2006 decreased 26 percent when compared to the same period in 2005 as a result of natural depletion. The Partnership is experiencing steep declines at Matagorda 681/682 and South

Timbalier 295. The Partnership’s average realized gas prices increased $.40 per Mcf, when compared with the first nine months of 2005.
     For the nine months ended September 30, 2006, oil sales decreased three percent from a year ago to $3 million. The Partnership’s oil sales revenues were favorably impacted by a 28 percent increase in the average realized oil price. However, daily oil production declined 24 percent from a year ago as a result of natural depletion.
     The Partnership sold an average of 46 barrels per day of natural gas liquids from processing gas during the first nine months of 2006, a 15 percent decline from the comparable period in 2005.
     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership’s future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 14 percent during the first nine months of 2006 compared to 15 percent during the same period in 2005. This decline in rate reflected the impact of higher oil and gas prices in the current year, reserves added from drilling in 2005 and the sale of the Partnership’s interest in South Pass 83 in 2005. The Partnership recognized $10,576 of accretion expense on the asset retirement obligation during the third quarter of 2006 and $31,272 for the first nine months of 2006, down from the comparable periods in 2005 as a result of the sale of the South Pass 83 field in 2005.
     Lease operating costs (LOE) in the third quarter of 2006 were $.1 million lower than the third quarter of 2005, reflecting reduced workover operations in 2006. During the first nine months of 2006, LOE totaled $.8 million, down 14 percent from the same period in 2005 on reduced repair and maintenance costs and workover costs. The Partnership’s 2005 costs were boosted by workovers at North Padre Island 976 and South Timbalier 295.
     Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the third quarter and first nine months of 2006 were down from the comparable periods in 2005 on lower oil and gas volumes.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $8.7 million for the first nine months of 2006. Net cash provided by operating activities in 2006 was two percent less than the $8.9 million reported a year ago, reflecting declines in oil and gas production in 2006. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 65 percent of the Partnership’s production for the first nine months of 2006 and 54 percent of total proved reserves at December 31, 2005, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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
     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. In June 2005, the Partnership sold its interest in the South Pass 83 field to a third party for $136,252, subject to normal post closing adjustments. The purchaser also assumed all dismantlement and abandonment obligations for the property. The Partnership did not sell its interest in any properties during the first nine months of 2006.
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at September 30, 2006. The Partnership did not have any contractual obligations as of September 30, 2006, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of its asset retirement obligations.
     The Partnership’s capital expenditures were negligible for the first nine months of 2006 as it did not participate in any new drilling or recompletion projects during the period. Cash outlays for oil and gas properties totaled $539,828 as the Partnership paid down accrued exploration and development costs from the end of 2005.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures for the remainder of 2006 of approximately $.1 million to participate in recompletions. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     On March 16, 2006, the Partnership paid distributions to Investing Partners totaling $3.7 million, or $3,500 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first nine months of 2005 of $4,000 per Investing Partner Unit. The Partnership declared a distribution of $4,000 per Investing Partner Unit on September 26, 2006, that was payable to Unitholders on October 11, 2006. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2006 of $12,756 per Unit was offered to Investing Partners in April 2006, based on a valuation date of December 31, 2005. As a result, the Partnership purchased 1.13 Units in June 2006 for a total of $15,084. A second right of presentment offer for 2006 of $10,016 per Unit, plus interest to the date of payment, was made to Investing Partners on October 24, 2006, based on a valuation date of June 30, 2006. The Investing Partners have until the close of business on November 24, 2006 to present their Units for repurchase by the Partnership. The Partnership will determine by December 15, 2006, whether or not to accept each Unit offered during this election period.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2005 or the first nine months of 2006.
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
ITEM 4 – CONTROLS AND PROCEDURES
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no changes were made in the Partnership’s internal controls over financial reporting during the fiscal quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
During the quarter ended September 30, 2006, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, General Partner

Dated: November 8, 2006	/s/ Roger B. Plank

Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: November 8, 2006	/s/ Rebecca A. Hoyt

Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index
31.1	— Certification of Chief Executive Officer

31.2	— Certification of Chief Financial Officer

32.1	— Certification of Chief Executive Officer and Chief Financial Officer