Form 10-K
period 2006-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2007-03-01
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2006	$14,011,307
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of Apache Corporation’s proxy statement relating to its 2007 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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
     The Investment Partnership does not maintain a website, so we do not make electronic access to our reports filed with the Securities and Exchange Commission (SEC) available on or through a website. The Investment Partnership will, however, provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Investment Partnership’s annual reports on Form 10-K and quarterly reports on Form 10-Q are the certifications of the Managing Partners’ chief executive officer and chief financial officer that are required by applicable laws and regulations. Any requests for copies of documents filed with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: David Higgins, or by telephone at 713-296-6690.
     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2006, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Limited Partnership, as the case may be.
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
2006 Results and Business Development
     The Partnership reported net income in 2006 of $7.1 million, or $5,178 per Investing Partner Unit. Earnings were down $3.9 million from 2005 on lower oil and gas production and gas prices. Natural gas production averaged 2,178 Mcf per day in 2006, while oil sales averaged 152 barrels per day. The Partnership did not participate in any drilling or recompletion projects in 2006.
     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2006, 44 of those prospects have been surrendered or sold.
     As of December 31, 2006, the Partnership had 50 producing wells on the Partnership’s five remaining developed fields. Two of the Partnership’s producing wells are dual completions. The Partnership had, at December 31, 2006, estimated proved oil and gas reserves of 7.1 Bcfe, of which 49 percent was natural gas.
Marketing
     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The Partnership’s oil and condensate production during 2006 was purchased largely by Plains Marketing LP at market prices.
     Effective with July 2003 production, the Managing Partner began directly marketing the Partnership’s and its own U.S. natural gas production. Most of Apache’s and the Partnership’s natural gas is sold on a monthly basis at either monthly or daily market prices. The Partnership believes that the sales prices it receives for natural gas sales are market prices.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     The Partnership had no comments from the staff of the SEC that were unresolved as of the date of filing of this report.
ITEM 2. PROPERTIES
Acreage
     Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership’s gross and net acreage as of December 31, 2006, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
North Padre Island 969, 976	TX	10,080	714
Matagorda Island 681, 682	TX	10,840	681
Ship Shoal 202	LA	5,000	—

		51,061	3,096

     At December 31, 2006, the Partnership did not have an interest in any undeveloped acreage.
Productive Oil and Gas Wells
     The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2006, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	9	.57	—	—
South Timbalier 276, 295, 296	LA	1	.07	32	2.27
North Padre Island 969, 976	TX	4	.28	—	—
Matagorda Island 681, 682	TX	3	.19	—	—
Ship Shoal 202	LA	1	—	—	—

		18	1.11	32	2.27

Net Wells Drilled
     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2006	—	—	—	—	—	—
2005	—	—	—	.13	.06	.19
2004	—	—	—	.30	—	.30
Production and Pricing Data
     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Partnership, average production costs (including gathering and transportation expense) and average sales prices.

	Production			Average	Average Sales Prices
Year Ended	Oil	Gas	NGLs	Production	Oil	Gas	NGLs
December 31,	(Mbbls)	(MMcf)	(Mbbls)	Cost per Mcfe	(per Bbl)	(per Mcf)	(per Bbl)
2006	55	795	16	$1.08	$65.39	$7.58	$38.59
2005	74	1,158	18	.78	53.91	8.78	33.98
2004	110	1,398	26	.48	40.62	6.23	26.84
     See the Supplemental Oil and Gas Disclosures under Item 8 for estimated proved oil and gas reserves quantities.
Estimated Proved Reserves and Future Net Cash Flows
     As of December 31, 2006, the Partnership had total estimated proved reserves of 605,134 barrels of crude oil, condensate and NGLs and 3.4 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 7.1 Bcf of gas. Estimated proved developed reserves comprise 99 percent of the Partnership’s total estimated proved reserves on a Bcfe basis.
     The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2006, 2005 and 2004, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited), in the 2006 Consolidated Financial Statements under Item 8 of this Form 10-K.
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
     There were no matters submitted to a vote of security holders during 2006.

PART II
ITEM 5. MARKET FOR THE PARTNERSHIP’S SECURITIES AND RELATED SECURITY HOLDER MATTERS
     As of December 31, 2006, there were 1,048.3 of the Partnership’s Units outstanding held by 885 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $7.9 million, or $7,500 per Unit, during 2006 and approximately $9.5 million, or $9,000 per Unit, during 2005.
     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data for the five years ended December 31, 2006, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per Unit amounts)
Total assets	$8,629	$11,624	$12,215	$11,674	$9,834

Partners’ capital	$7,625	$10,311	$11,293	$10,475	$9,610

Oil and gas sales	$10,255	$14,779	$13,874	$11,951	$6,868

Net income	$7,149	$11,048	$9,591	$8,037	$3,524

Net income allocated to:
Managing Partner	$1,702	$2,555	$2,407	$2,037	$1,036
Investing Partners	5,447	8,493	7,184	6,000	2,488

	$7,149	$11,048	$9,591	$8,037	$3,524

Net income per Investing Partner Unit	$5,178	$8,048	$6,786	$5,598	$2,259

Cash distributions per Investing Partner Unit	$7,500	$9,000	$6,000	$4,500	$1,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The Partnership is a very minor factor in the oil and gas industry and faces strong competition in all aspects of its business. With a relatively small amount of capital invested in the Partnership and management’s decision to avoid incurring debt, the Partnership has not engaged in acquisition or exploration activities in recent years. The Partnership has not carried any debt since January 1997. The limited amount of capital and the Partnership’s modest reserve base, have contributed to the Partnership focusing on production activities and developing existing leases.
     As with other independent energy companies the Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids. The Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. With tight supplies of natural gas in the United States, the Partnership benefited from high gas prices in 2006, but at reduced levels from 2005. Oil prices rose to historically high levels in 2006 as a result of geopolitical tensions, rising demand from developing nations, hedge fund trading and supply and demand concerns. Commodity prices remain volatile and have at times fluctuated significantly from month to month. This volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years. The Partnership’s oil and gas production has declined in each of the last two years and is expected to continue to decline with Partnership’s limited capital expenditures.
     Since all of the Partnership’s properties are located in the Gulf of Mexico, its operations and cash flow can be significantly impacted by hurricanes and other inclement weather. These events may also have detrimental impact on third-party pipelines and processing facilities, which the Partnership relies upon to transport and process the crude oil and natural gas it produces. During the third quarter of 2005, four hurricanes struck the Gulf of Mexico that impacted the Partnership’s operations. Two of these storms required temporary curtailment of production as the operators’ personnel were evacuated for safety purposes, while the other two storms caused lengthier production curtailments as the storms damaged third-party pipelines and disrupted the operations of crews. The Gulf of Mexico and the Partnership’s properties were spared from hurricanes in 2006, but the Partnership could be impacted by hurricanes or other implement weather in the future.
     The Partnership participates in development drilling and recompletion activities as recommended by outside operators and the Partnership’s Managing Partner.
     Generally, the Partnership has used its available cash to fund distributions to its Partners. Reflecting the significant impact of oil and gas prices on net income and cash from operating activities, distributions to Investing Partners decreased to $7,500 per Unit in 2006, down 17 percent from 2005. Distributions to Investing Partners increased to $9,000 per Unit in 2005 from $6,000 in 2004.
Results of Operations
     This section includes a discussion of the Partnership’s 2006 and 2005 results of operations, and items contributing to changes in revenues and expenses during those periods.
Net Income and Revenue
     The Partnership reported net income of $7.1 million for 2006, down 35 percent from 2005 on lower production and gas prices. Net income per Investing Partner Unit decreased in 2006 to $5,178, down from $8,048 in 2005. The Partnership reported earnings in 2005 of $11.0 million.
     Total revenues in 2006 of $10.4 million declined $4.5 million from 2005 as a result of declining production and lower gas prices. Interest income earned by the Partnership on short-term cash investments in 2006 of $158,140 increased 58 percent from 2005 as a result of higher interest rates in 2006. Interest income in 2005 more than doubled from the prior year, increasing from $39,087 in 2004 to $99,970 in 2005.

     The Partnership’s oil and gas production volume and price information is summarized in the following table:

	For the Year Ended December 31,
	2006	2005	2004
Gas volumes – Mcf per day	2,178	3,172	3,820
Average gas price – per Mcf	$7.58	$8.78	$6.23
Oil volumes – barrels per day	152	203	301
Average oil price – per barrel	$65.39	$53.91	$40.62
NGL volumes – barrels per day	43	51	71
Average NGL price – per barrel	$38.59	$33.98	$26.84
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
Natural Gas Sales
     Natural gas sales in 2006 decreased 41 percent from 2005, dropping to $6 million. The Partnership’s gas production decreased 31 percent from 2005 as average daily gas production declined to 2,178 Mcf per day in 2006. Production from Ship Shoal 258/259 and South Timbalier 295 declined from 2005 primarily as a result of natural depletion. In addition to ongoing depletion, gas production from Matagorda Island 681/682 in 2006 was reduced by 102 days of downtime for repairs to a third-party pipeline and onshore gas plant, while production at North Padre Island 969 was down in August and September of 2006 for piping and compressor repairs. The Partnership’s average realized gas price declined $1.20 per Mcf, or 14 percent, from 2005. The lower realized average gas price in 2006 reduced sales by approximately $1.4 million.
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
Crude Oil Sales
     Crude oil sales in 2006 of $3.6 million decreased $.4 million from 2005. During 2006, the Partnership’s crude oil volumes declined 25 percent from 2005 primarily as a result of natural depletion at South Timbalier 295. The production decline was mitigated by a $11.48 per barrel, or 21 percent, increase in the Partnership’s averaged realized price from 2005 as oil prices soared to historically high levels in 2006.
     In 2005, the Partnerships crude oil sales totaled $4.0 million, down 11 percent from 2004. Oil production decreased 33 percent from 2004 as a result of production declines at South Timbalier 295 resulting from natural depletion. A $13.29 per barrel, or 33 percent increase in the Partnership’s average realized oil price in 2004 increased oil revenues by $.8 million from 2004.

Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, remained even at 14 percent in 2006 and 2005. DD&A expense declined on an absolute basis from 2005 as a result of the drop in oil and gas sales. The Partnership’s DD&A rate, expressed as a percentage of oil and gas sales, decreased from 20 percent in 2004 to 14 percent in 2005 as a result of higher oil and gas prices in 2005.
     Lease operating costs (LOE) in 2006 increased two percent from a year ago, rising to $1,183,000. Reflecting higher fuel costs, air and marine transportation cost to transport crews and supplies increased in 2006. Higher repair and maintenance cost in 2006 also contributed to the increase in LOE from 2005. Oil and gas gathering and transportation costs decreased from 2005, reflecting lower gas volumes sold during 2006. Administrative expense for the year increased slightly from 2005.
     LOE in 2005 increased approximately $241,000 from the previous year primarily as result of a workover on the North Padre Island 976 A-3 well, repairs on the North Padre 969/976 platform, repairs at South Pass 83 and painting platforms at Ship Shoal 258/259, Matagorda 681/682 and South Timbalier 295. Higher air and marine transportation costs also contributed to the increase in LOE from 2004. Administrative expense increased slightly from 2004, increasing to $417,000 in 2005. The increase largely reflected higher auditing, tax and reservoir engineering fees in 2005.
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
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $10.1 million for 2006. The Partnership’s 2006 net cash provided by operating activities decreased $2.2 million, or 18 percent, from a year ago as a result of lower production and gas prices. Net cash provided by operating activities in 2005 increased five percent from 2004 on increases in oil and gas prices.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 65 percent of the Partnership’s 2006 production, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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
     Approximately 74 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves and that the estimated reserves from these projects are based on prices at December 31, 2006. The Partnership’s liquidity may be negatively impacted if the actual quantity of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. During 2005, the Partnership sold its interest in the South Pass 83 field to a third party for $134,060. The purchaser also assumed all dismantlement and abandonment obligations for the property. The South Pass 83 field had insignificant levels of production at the time of the sale and the divestiture is not expected to materially impact future operating income. The Partnership did not sell any properties in 2006 or 2004.
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at December 31, 2006. The Partnership did not have any contractual obligations as of December 31, 2006, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.
     During 2006, the Partnership’s oil and gas property expenditures totaled less than $.01 million as the Partnership did not participate in any drilling or recompletion projects in 2006. During 2005, the Partnership’s oil and gas property expenditures totaled $1.8 million as the Partnership drilled the Ship Shoal 259 JA-9, Ship Shoal 258 JB-7 and Ship Shoal 259 JA-10 wells. The JA-9 and JB-7 wells were completed as producers in 2005, while the JA-10 well was a dry hole. The Partnership also participated in one recompletion project at South Timbalier 295 during 2005.
     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $.5 million in 2007. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by drilling contractors or changes by the operator to the development plan.
     During 2006, distributions of $7.9 million, or $7,500 per Unit, were paid to Investing Partners. Distributions of $9.5 million, or $9,000 per Unit, were made to Partners during 2005. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2006, the first right of presentment offer of $12,756 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2005 valuation date. The second right of presentment offer of $10,016 per Unit was made to the Investing Partners based a valuation date of June 30, 2006. As a result the Partnership acquired 5.1 units for a total of $57,312. In 2005 and 2004, Investing Partners were paid $22,775 and $55,881, respectively, for a total of 7.3 Units.

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
     The Partnership has elected to use the full cost method to account for its investment in oil and gas properties. Under this method, the Partnership capitalizes all acquisition, exploration and development costs for the purpose of finding oil and gas reserves. Although some of these costs will ultimately result in no additional reserves, it expects the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of oil and gas properties are not recognized, unless the gain or loss would significantly alter the relationship between capitalized cost and the proved oil and gas reserves of the Company. As a result, the Partnership believes that the full cost method of accounting better reflects the true economics of exploring for and developing oil and gas reserves. The Partnership’s financial position and results of operations would have been significantly different had it used the successful efforts method of accounting for oil and gas investments. Generally, the application of the full-cost method of accounting for oil and gas property results in higher capitalized costs and higher depletion, depreciation and amortization rates compared to similar companies applying the successful efforts method of accounting.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2006, monthly oil price realizations ranged from a low of $57.15 per barrel to a high of $75.88 per barrel. Gas price realizations ranged from a monthly low of $3.98 per Mcf to a monthly high of $8.33 per Mcf during the same period. Based on the Partnership’s average daily production for 2006, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $55,000 and a $.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $79,482. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2006. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.
     If oil and gas prices decline significantly in the future, even if only for a short period of time, it is possible that non-cash write-downs of the Partnership’s oil and gas properties could occur under the full cost accounting rules of the SEC. Under these rules, the Partnership reviews the carrying value of its proved oil and gas properties each quarter to ensure the capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization do not exceed the “ceiling”. This ceiling is the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent. If capitalized costs exceed this limit, the excess is charged to additional DD&A expense. The calculation of estimated future net cash flows is based on the prices for crude oil and natural gas in effect on the last day of each fiscal quarter except for volumes sold under long-term contracts. Write-downs required by these rules do not impact cash flow from operating activities; however, as discussed above, sustained low prices would have a material adverse effect on future cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership:
     We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
ERNST & YOUNG LLP
Houston, Texas
February 28, 2007

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME

	For the Year Ended December 31,
	2006	2005	2004
REVENUES:
Oil and gas sales	$10,254,559	$14,778,653	$13,873,998
Interest income	158,140	99,970	39,087

	10,412,699	14,878,623	13,913,085

OPERATING EXPENSES:
Depreciation, depletion and amortization	1,482,299	2,039,571	2,816,528
Asset retirement obligation accretion	42,002	45,672	48,744
Lease operating costs	1,183,159	1,159,366	918,337
Gathering and transportation expense	137,448	169,114	135,263
Administrative	419,000	417,000	403,000

	3,263,908	3,830,723	4,321,872

NET INCOME	$7,148,791	$11,047,900	$9,591,213

NET INCOME ALLOCATED TO:
Managing Partner	$1,702,177	$2,554,528	$2,407,360
Investing Partners	5,446,614	8,493,372	7,183,853

	$7,148,791	$11,047,900	$9,591,213

NET INCOME PER INVESTING PARTNER UNIT	$5,178	$8,048	$6,786

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,051.9	1,055.4	1,058.6

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,148,791	$11,047,900	$9,591,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,482,299	2,039,571	2,816,528
Asset retirement obligation accretion	42,002	45,672	48,744
Dismantlement and abandonment cost	—	(167,767)	(323,966)
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	902,563	(470,419)	(324,111)
Increase (decrease) in accrued operating expenses	27,041	(3,204)	11,693
Increase (decrease) in receivable/payable from Apache Corporation	531,823	(191,796)	(79,257)

Net cash provided by operating activities	10,134,519	12,299,957	11,740,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(369)	(1,678,072)	(1,570,794)
Increase (decrease) in accrued development costs	(551,324)	551,324	(334,740)
Proceeds from sales of oil and gas properties	—	134,060	—

Net cash used in investing activities	(551,693)	(992,688)	(1,905,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(57,312)	(22,775)	(55,881)
Distributions to Investing Partners	(7,895,978)	(9,499,617)	(6,350,335)
Distributions to Managing Partner	(1,882,190)	(2,506,864)	(2,366,949)

Net cash used in financing activities	(9,835,480)	(12,029,256)	(8,773,165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(252,654)	(721,987)	1,062,145

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,611,653	3,333,640	2,271,495

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,358,999	$2,611,653	$3,333,640

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,358,999	$2,611,653
Accrued revenues receivable	533,177	1,435,740
Receivable from Apache Corporation	—	357,270

	2,892,176	4,404,663

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,574,025	185,573,656
Less – Accumulated depreciation, depletion and amortization	(179,837,087)	(178,354,788)

	5,736,938	7,218,868

	$8,629,114	$11,623,531

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accrued development costs	$—	$551,324
Accrued operating expenses	87,606	60,565
Payable to Apache Corporation	174,553	—

	262,159	611,889

ASSET RETIREMENT OBLIGATION	742,156	700,154

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS’ CAPITAL:
Managing Partner	75,272	255,285
Investing Partners (1,048.3 and 1,053.4 Units outstanding, respectively)	7,549,527	10,056,203

	7,624,799	10,311,488

	$8,629,114	$11,623,531

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing	Investing
	Partner	Partner	Total
BALANCE, DECEMBER 31, 2003	$167,210	$10,307,586	$10,474,796
Distributions	(2,366,949)	(6,350,335)	(8,717,284)
Repurchase of Partnership Units	—	(55,881)	(55,881)
Net income	2,407,360	7,183,853	9,591,213

BALANCE, DECEMBER 31, 2004	207,621	11,085,223	11,292,844
Distributions	(2,506,864)	(9,499,617)	(12,006,481)
Repurchase of Partnership Units	—	(22,775)	(22,775)
Net income	2,554,528	8,493,372	11,047,900

BALANCE, DECEMBER 31, 2005	255,285	10,056,203	10,311,488
Distributions	(1,882,190)	(7,895,978)	(9,778,168)
Repurchase of Partnership Units	—	(57,312)	(57,312)
Net income	1,702,177	5,446,614	7,148,791

BALANCE, DECEMBER 31, 2006	$75,272	$7,549,527	$7,624,799

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	ORGANIZATION

Nature of Operations –
     Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and held approximately five percent of the 1,048.3 Investing Partner Units (Units) outstanding at December 31, 2006. The term “Partnership”, as used hereafter, refers to the limited or the general partnership, as the case may be.
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
     Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date, 44 of those prospects have been surrendered/sold). The Partnership’s working interests in the five remaining venture prospects range from 6.29 percent to 7.08 percent. As of December 31, 2006, the Partnership held a remaining interest in 10 tracts acquired through federal lease sales and two tracts obtained through farmout arrangements.
     The Partnership’s future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 65 percent of the Partnership’s 2006 production on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Right of Presentment –
     An amendment to the Partnership Agreements adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2006, the first right of presentment offer of $12,756 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2005 valuation date. The second right of presentment offer of $10,016 per Unit was made to the Investing Partners based a valuation date of June 30, 2006. As a result the Partnership acquired 5.1 units for a total of $57,312. In 2005 and 2004, Investing Partners were paid $22,775 and $55,881, respectively, for a total of 7.3 Units.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during 2007, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.
     The table below sets forth the total repurchase price and the repurchase price per Unit for all outstanding Units at each presentment period, based on the right of presentment valuation formula defined in the amendment to the Partnership Agreement. The right of presentment offers made twice annually are based on a discounted Unit value formula. The discounted Unit value will be not less than the Investing Partner’s share of: (a) the sum of (i) 70 percent of the discounted estimated future net revenues from proved reserves, discounted at a rate of 1.5 percent over prime or First National Bank of Chicago’s base rate in effect at the time the calculation is made, (ii) cash on hand, (iii) prepaid expenses, (iv) accounts receivable less a reasonable reserve for doubtful accounts, (v) oil and gas properties other than proved reserves at cost less any amounts attributable to drilling and completion costs incurred by the Partnership and included therein, and (vi) the book value of all other assets of the Partnership, less the debts, obligations and other liabilities of all kinds (including accrued expenses) then allocable to such interest in the Partnership, all determined as of the valuation date, divided by (b) the number of Units, and fractions thereof, outstanding as of the valuation date. The discounted Unit value does not purport to be, and may be substantially different from, the fair market value of a Unit.

Right of Presentment	Total Repurchase	Repurchase Price
Valuation Date	Price	Per Unit
December 31, 2003	$14,338,941	$11,518
June 30, 2004	13,730,918	8,988
December 31, 2004	17,331,746	12,418
June 30, 2005	15,131,715	9,337
December 31, 2005	17,123,974	12,756
June 30, 2006	14,748,744	10,016

	2006	2005	2004
Investing Partner Units Outstanding:
Balance, beginning of year	1,053.4	1,055.7	1,060.7
Repurchase of Partnership Units	(5.1)	(2.3)	(5.0)

Balance, end of year	1,048.3	1,053.4	1,055.7

Capital Contributions –
     A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2006. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,048.3 Units at December 31, 2006.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation –
     The accompanying consolidated financial statements include the accounts of Apache Offshore Investment Partnership and Apache Offshore Petroleum Limited Partnership after elimination of intercompany balances and transactions.
Cash Equivalents –
     The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.
Oil and Gas Properties –
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
     Capitalized costs of oil and gas properties are amortized on the future gross revenue method whereby depreciation, depletion and amortization (DD&A) expense is computed quarterly by dividing current period oil and gas sales by estimated future gross revenue from proved oil and gas reserves (including current period oil and gas sales) and applying the resulting rate to the net cost of evaluated oil and gas properties, including estimated future development costs. The Partnership includes the present value of its dismantlement, restoration and abandonment costs within the capitalized oil and gas property balance as described in Note 8.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Revenue Recognition –
     Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2006 and 2005, the Partnership did not have any liabilities for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership’s proved gas reserves at December 31, 2006, 2005 and 2004.
Net Income Per Investing Unit –
     The net income per Investing Partner Unit is calculated by dividing the aggregate Investing Partners’ net income for the period by the number of weighted average Investing Partner Units outstanding for that period.
Income Taxes –
     The profit or loss of the Partnership for federal income tax reporting purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.
Use of Estimates –
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. See the unaudited “Supplemental Oil and Gas Disclosures” below.
Receivable from /Payable to Apache Corporation –
     The receivable from/payable to Apache Corporation, the Partnership’s managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
Maintenance and Repairs –
     Maintenance and repairs are charged to expense as incurred.
Shipping and Handling Costs –
     To comply with the consensus reached on Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, third party gathering and transportation costs have been reported as an operating cost instead of a reduction of revenues.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(3)	COMPENSATION TO APACHE
     Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

		Total Reimbursed by the Investing Partners
		for the Year Ended December 31,
		2006	2005	2004
		(In thousands)
a.	Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$335	$334	$322

b.	Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$—	$71	$71

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

	2006	2005	2004
	(In thousands)
Oil and Gas Properties

Balance, beginning of year	$185,574	$184,066	$182,174
Costs incurred during the year:
Development –
Investing Partners	—	1,766	1,841
Managing Partner	—	44	51
Property sales –
Investing Partners	—	(274)	—
Managing Partners	—	(28)	—

Balance, end of year	$185,574	$185,574	$184,066

	Managing	Investing
	Partner	Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization

Balance, December 31, 2003	$20,765	$152,734	$173,499
Provision	75	2,741	2,816

Balance, December 31, 2004	20,840	155,475	176,315
Provision	52	1,988	2,040

Balance, December 31, 2005	20,892	157,463	178,355
Provision	1	1,481	1,482

Balance, December 31, 2006	$20,893	$158,944	$179,837

     The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2006, 2005 and 2004 was 14 percent, 14 percent and 20 percent, respectively.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(5)	MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
     Revenues received from major third party customers that exceeded 10 percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.
     Sales to Plains Marketing LP accounted for 32 percent, 26 percent and 32 percent of the Partnership’s oil and gas sales in 2006, 2005 and 2004, respectively. Sales to Morgan Stanley Capital Group accounted for 20 percent and 10 percent of 2006 and 2005 oil and gas sales, respectively.
     Effective November 1992, with Apache’s and the Partnership’s acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees of $7,676 in 2006. The Partnership paid the Apache subsidiary transportation fees totaling $15,185 in 2005 and $31,008 in 2004 for the Partnership’s share of gas. The fees were at the same rates and terms as previously paid to Shell.
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
     The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2006 and 2005 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2006.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(8)	ASSET RETIREMENT OBLIGATION
     Asset retirement obligations (ARO) associated with the retirement of a tangible long-lived asset are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. The liability is offset by an increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company’s credit-adjusted risk-free interest rate.
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
     The following table is a reconciliation of the asset retirement obligation liability:

	2006	2005
Asset retirement obligation at beginning of period	$700,154	$858,207
Liabilities incurred	—	167,767
Liabilities settled	—	(336,100)
Accretion expense	42,002	45,672
Revisions in estimated liabilities	—	(35,392)

Asset retirement obligation at December 31	$742,156	$700,154

     Liabilities settled in 2005 included $168,333 related to the Partnership’s sale of its interest in the South Pass 83 Field.
(9)	TAX-BASIS FINANCIAL INFORMATION
     A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2006	2005	2004
Net partnership ordinary income for federal income tax reporting purposes	$8,176,253	$11,103,205	$9,993,343

Plus: Items of current (income) expense for tax reporting purposes only –
Intangible drilling cost	43,739	1,318,588	1,457,967
Dismantlement and abandonment cost	—	167,767	6,101
Gain on sale of properties	—	(134,060)	—
Tax depreciation	453,100	677,643	999,074

	496,839	2,029,938	2,463,142

Less: full cost DD&A expense	(1,482,299)	(2,039,571)	(2,816,528)
Less: asset retirement obligation accretion	(42,002)	(45,672)	(48,744)

Net income	$7,148,791	$11,047,900	$9,591,213

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Partnership’s tax bases in net oil and gas properties at December 31, 2006 and 2005 was $3,182,716 and $4,168,176, respectively, lower than carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2006 and 2005.
     A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2006	2005
Liabilities for federal income tax purposes	$262,159	$611,889
Asset retirement liability	742,156	700,154

Liabilities under accounting principles generally accepted in the United States	$1,004,315	$1,312,043

     Asset retirement liabilities for future dismantlement and abandonment costs are not recognized for federal income tax reporting purposes until settled.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)
Oil and Gas Reserve Information –
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
     (Oil in Mbbls and gas in MMcf)

	2006		2005		2004
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves

Beginning of year	643	4,538	648	5,244	618	5,992
Extensions, discoveries and other additions	—	—	4	147	32	1,027
Revisions of previous estimates	33	(310)	83	305	134	(377)
Production	(71)	(795)	(92)	(1,158)	(136)	(1,398)

End of year	605	3,433	643	4,538	648	5,244

Proved Developed

Beginning of year	643	4,433	648	5,140	618	5,883

End of year	605	3,328	643	4,433	648	5,140

     Oil includes crude oil, condensate and natural gas liquids.
     Approximately 74 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing are reflected in the Partnership’s standardized measure under Future Net Cash Flows.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL OIL AND GAS DISCLOSURES – (Continued)
(UNAUDITED)
Future Net Cash Flows –
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
Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2006	2005	2004
	(In thousands)
Future cash inflows	$54,599	$79,709	$58,854
Future production costs	(6,193)	(7,962)	(5,943)
Future development costs	(3,485)	(3,485)	(3,571)

Net cash flows	44,921	68,262	49,340
10 percent annual discount rate	(17,156)	(26,666)	(17,590)

Discounted future net cash flows	$27,765	$41,596	$31,750

     The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Sales, net of production costs	$(8,935)	$(13,451)	$(12,820)
Net change in prices and production costs	(8,315)	15,482	4,435
Extensions, discoveries and other additions	—	1,616	6,331
Development costs incurred	—	65	233
Revisions of quantities	(459)	4,391	1,644
Accretion of discount	4,160	3,175	3,059
Changes in future development costs	—	(126)	—
Changes in production rates and other	(282)	(1,306)	(1,717)

	$(13,831)	$9,846	$1,165

     Impact of Pricing – The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices. Forward price volatility is largely attributable to supply and demand perceptions for natural gas and oil.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL QUARTELY FINANCIAL DATA
(UNAUDITED)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2006
Revenues	$3,414	$2,865	$2,229	$1,905	$10,413
Expenses	915	814	738	797	3,264

Net income	$2,499	$2,051	$1,491	$1,108	$7,149

Net income allocated to:
Managing Partner	$574	$475	$378	$275	$1,702
Investing Partners	1,925	1,576	1,113	833	5,447

	$2,499	$2,051	$1,491	$1,108	$7,149

Net income per Investing Partner Unit (1)	$1,827	$1,497	$1,057	$794	$5,178

2005
Revenues	$3,398	$3,366	$3,154	$4,961	$14,879
Expenses	1,037	899	944	951	3,831

Net income	$2,361	$2,467	$2,210	$4,010	$11,048

Net income allocated to:
Managing Partner	$568	$571	$515	$901	$2,555
Investing Partners	1,793	1,896	1,695	3,109	8,493

	$2,361	$2,467	$2,210	$4,010	$11,048

Net income per Investing Partner Unit (1)	$1,698	$1,797	$1,606	$2,947	$8,048

(1)	The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report on Internal Control Over Financial Reporting
     On February 24, 2004, the SEC approved an extension of the original compliance dates related to the internal control reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as they pertain to companies with less than $75 million in market value of outstanding securities. The effective date for these non-accelerated filers was extended until fiscal years ending on or after July 15, 2005. On March 2, 2005, the SEC further extended the compliance date for non-accelerated filers until fiscal years ending on or after July 15, 2006. In September 2005, the SEC further extended the compliance date for U.S. non-accelerated filers until fiscal years ending on or after July 15, 2007. The Partnership has not issued a report on its internal control over financial reporting, nor had an assessment made by its independent registered public accounting firm, as they were not required for the years ended December 31, 2005 or 2006.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2007 annual meeting of stockholders of Apache (the Apache Proxy) is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     See Note (3), “Compensation to Apache” of the Partnership’s financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” and “Director Compensation” in the Apache Proxy is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.1 percent of the outstanding Units of the Partnership, as of December 31, 2006. Directors and officers of Apache own four Units, less than one percent of the Partnership’s Units, as of December 31, 2006. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache as General Partner which owns 53 Units or 5.1 percent of the outstanding Units.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Accountant fees and services paid to Ernst & Young LLP, the Partnership’s independent auditors, are included in amounts paid by the Partnership’s Managing Partner. Information on the Managing Partner’s principal accountant fees and services is set forth under the caption “Independent Public Accountants” in Apache’s 2007 proxy statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.	(1)	Financial Statements – See accompanying index to financial statements in Item 8 above.

	(2)	Financial Statement Schedules – See accompanying index to financial statements in Item 8 above.

	(3)	Exhibits
3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.2	Proxy statement to be dated on or about March 30, 2007, relating to the 2007 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

*	Filed herewith.
b.	See a (3) above.

c.	See a (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

	By:	Apache Corporation, General Partner

Date: February 28, 2007	By:	/s/ G. Steven Farris

G. Steven Farris
President, Chief Executive Officer and
Chief Operating Officer
POWER OF ATTORNEY
     The officers and directors of Apache Corporation, General Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Roger B. Plank, P. Anthony Lannie, Rebecca A. Hoyt and Jeffrey B. King, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Steven Farris G. Steven Farris	Director, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	February 28, 2007

/s/ Roger B. Plank Roger B. Plank	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Vice President and Controller (Principal Accounting Officer)	February 28, 2007

Name	Title	Date

/s/ Raymond Plank Raymond Plank	Chairman of the Board	February 28, 2007

/s/ Frederick M. Bohen Frederick M. Bohen	Director	February 28, 2007

/s/ Randolph M. Ferlic	Director	February 28, 2007
Randolph M. Ferlic

/s/ Eugene C. Fiedorek Eugene C. Fiedorek	Director	February 28, 2007

/s/ A. D. Frazier, Jr. A. D. Frazier, Jr.	Director	February 28, 2007

/s/ Patricia Albjerg Graham Patricia Albjerg Graham	Director	February 28, 2007

/s/ John A. Kocur John A. Kocur	Director	February 28, 2007

/s/ George D. Lawrence George D. Lawrence	Director	February 28, 2007

/s/ F. H. Merelli F. H. Merelli	Director	February 28, 2007

/s/ Rodman D. Patton Rodman D. Patton	Director	February 28, 2007

/s/ Charles J. Pitman Charles J. Pitman	Director	February 28, 2007

/s/ Jay A. Precourt Jay A. Precourt	Director	February 28, 2007

Index to Exhibits

3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.2	Proxy statement to be dated on or about March 30, 2007, relating to the 2007 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

*	Filed herewith.