Form 10-Q
period 2007-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2007-05-10
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
YES ☐ NO ☑

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
REVENUES:
Oil and gas sales	$1,888,281	$3,381,074
Interest income	29,541	32,632

	1,917,822	3,413,706

EXPENSES:
Depreciation, depletion and amortization	271,990	451,663
Asset retirement obligation accretion	10,889	10,273
Lease operating costs	224,170	296,703
Gathering and transportation expense	25,280	48,732
Administrative	107,000	107,000

	639,329	914,371

NET INCOME	$1,278,493	$2,499,335

NET INCOME ALLOCATED TO:
Managing Partner	$306,176	$574,426
Investing Partners	972,317	1,924,909

	$1,278,493	$2,499,335

NET INCOME PER INVESTING PARTNER UNIT	$928	$1,827

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,048.3	1,053.4

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,278,493	$2,499,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	271,990	451,663
Asset retirement obligation accretion	10,889	10,273
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	56,380	763,268
(Increase) decrease in receivable from/payable to Apache Corporation	(128,011)	373,376
Increase (decrease) in accrued operating expenses payable	46,575	6,627

Net cash provided by operating activities	1,536,316	4,104,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(4,731)	(518,323)

Net cash used in investing activities	(4,731)	(518,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	(2,096,555)	(3,686,932)
Distributions to Managing Partner	(325,188)	(730,964)

Net cash used in financing activities	(2,421,743)	(4,417,896)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(890,158)	(831,677)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,358,999	2,611,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,468,841	$1,779,976

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,468,841	$2,358,999
Accrued revenues receivable	476,797	533,177

	1,945,638	2,892,176

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,578,756	185,574,025
Less – Accumulated depreciation, depletion and amortization	(180,109,077)	(179,837,087)

	5,469,679	5,736,938

	$7,415,317	$8,629,114

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$46,542	$174,553
Accrued operating expenses	134,181	87,606

	180,723	262,159

ASSET RETIREMENT OBLIGATION	753,045	742,156

PARTNERS’ CAPITAL:
Managing Partner	56,261	75,272
Investing Partners (1,048.3 units outstanding)	6,425,288	7,549,527

	6,481,549	7,624,799

	$7,415,317	$8,629,114

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
1. PAYABLE TO APACHE CORPORATION
     The payable to Apache Corporation, the Partnership’s managing partner (Apache or the Managing Partner), represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2007 of $12,507 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2007 based on a valuation date of December 31, 2006. The Investing Partners have until May 18, 2007 to offer their Units under the current right of presentment.
3. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first three months of 2007:

Asset retirement obligation at December 31, 2006	$742,156
Accretion expense	10,889

Asset retirement obligation at March 31, 2007	$753,045

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the first quarter of 2007 of $1.3 million, down from earnings of $2.5 million in the first quarter 2006. Net income per Investing Partner Unit decreased 49 percent from a year ago, falling from $1,827 per Unit in the first quarter 2006 to $928 per Unit in the current quarter. Lower oil and gas production and prices in the current period contributed to the decrease in net income.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Three Months
	Ended March 31,		Increase
	2007	2006	(Decrease)
Gas volume – Mcf per day	1,826	2,772	(34%)
Average gas price – per Mcf	$7.22	$9.01	(20%)
Oil volume – barrels per day	119	174	(32%)
Average oil price – per barrel	$60.56	$61.43	(1%)
Natural gas liquids (NGL) volume – barrels per day	19	52	(63%)
Average NGL price – per barrel	$31.92	$36.90	(13%)
Oil and Gas Sales
     Natural gas sales for the first quarter of 2007 totaled $1.2 million, down 47 percent from the first quarter of 2006. The Partnership’s average realized natural gas price for the first quarter of 2007 decreased $1.79 per Mcf from the year-earlier period, decreasing current sales by approximately $.4 million. Natural gas volumes on a daily basis decreased 34 percent from a year ago largely as a result of natural depletion. The Partnership experienced eleven days of downtime at South Timbalier 295 for pipeline repairs during the quarter, but had similar downtime at Matagorda Island 681/682 during the first quarter of 2006.
     The Partnership’s crude oil sales for the first quarter of 2007 totaled $.6 million, a 33 percent decrease from the first quarter of 2006. Oil production was 32 percent lower than a year ago as a result of natural depletion at South Timbalier 295. A $.87 per barrel, or one percent, decrease in the Partnership’s average realized oil price also contributed to the decline in sales from 2006.
     The Partnership sold an average of 19 barrels per day of natural gas liquids from processing gas during the first quarter of 2007, a 63 percent decrease from 2006.
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

Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 14 percent during the first quarter of 2007 compared to 13 percent during the same period in 2006. DD&A expense declined on an absolute basis with the decline in oil and gas sales. During the first quarter, the Partnership recognized $10,889 of accretion expense on the asset retirement obligation.
     Lease operating expense (LOE) for the first quarter of 2007 of $.2 million decreased 24 percent from the first quarter of 2006. The first quarter 2006 costs included expenditures for platform inspections and repairs at Ship Shoal 258/259 and the replacement of the lifeboat crane and controls at North Padre Island 969. Workover costs in 2007 also declined from a year ago on reduced activity. Administrative expense was flat with the same as the first quarter of 2006.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.5 million for the first three months of 2007. Net cash provided by operating activities in the quarter was down 63 percent from a year ago as a result of declines in oil and gas prices and production. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 69 percent of the Partnership’s first quarter 2007 production and 49 percent of total proved reserves at December 31, 2006, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at March 31, 2007. The Partnership did not have any contractual obligations as of March 31, 2007, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.
     The Partnership’s capital expenditures totaled $4,731 for the first quarter of 2007 as it did not participate in any new drilling or recompletion projects during the quarter.

     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.3 million for the remainder of 2007. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     On March 16, 2007, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first quarter of 2006 of $3,500 per Investing Partner Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2007 of $12,507 per Unit was offered to Investing Partners in April 2007, based on a valuation date of December 31, 2006. The Investing Partners have until May 18, 2007 to offer their Units under the current right of presentment.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2006 or the first three months of 2007.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2006, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 – CONTROLS AND PROCEDURES
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no changes were made in the Partnership’s internal controls over financial reporting during the quarter ending March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2007, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2006.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, General Partner

Dated: May 9, 2007	/s/ Roger B. Plank Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: May 9, 2007	/s/ Rebecca A. Hoyt

Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer)

Exhibit Index
31.1	– Certification of Chief Executive Officer

31.2	– Certification of Chief Financial Officer

32.1	– Certification of Chief Executive Officer and Chief Financial Officer