Form 10-Q
period 2007-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2007-08-09
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 0-13546
APACHE OFFSHORE INVESTMENT PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1464066

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 100, One Post Oak Central 2000 Post Oak Boulevard, Houston, TX (Address of Principal Executive Offices)	77056-4400 (Zip Code)
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
Number of Registrant’s units, outstanding as of June 30, 2007...........................................................................................1,044

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

REVENUES:
Oil and gas sales	$1,806,048	$2,835,950	$3,694,329	$6,217,024
Interest income	22,122	29,665	51,663	62,297

	1,828,170	2,865,615	3,745,992	6,279,321

EXPENSES:
Depreciation, depletion and amortization	235,925	390,610	507,915	842,273
Asset retirement obligation accretion	11,047	10,423	21,936	20,696
Lease operating expenses	479,277	266,749	703,447	563,452
Gathering and transportation costs	25,218	39,367	50,498	88,099
Administrative	107,000	107,000	214,000	214,000

	858,467	814,149	1,497,796	1,728,520

NET INCOME	$969,703	$2,051,466	$2,248,196	$4,550,801

NET INCOME ALLOCATED TO:
Managing Partner	$238,691	$474,806	$544,867	$1,049,232
Investing Partners	731,012	1,576,660	1,703,329	3,501,569

	$969,703	$2,051,466	$2,248,196	$4,550,801

NET INCOME PER INVESTING PARTNER UNIT	$698	$1,497	$1,626	$3,325

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,047.2	1,053.1	1,047.7	1,053.2

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,248,196	$4,550,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	507,915	842,273
Asset retirement obligation accretion	21,936	20,696
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	177,757	901,299
Increase (decrease) in accrued operating expenses	(14,933)	22,129
Increase (decrease) in payable to/receivable from Apache Corporation	(19,290)	307,080

Net cash provided by operating activities	2,921,581	6,644,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(138,231)	(538,466)

Net cash used in investing activities	(138,231)	(538,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(55,568)	(15,084)
Distributions to Investing Partners	(2,096,555)	(3,686,932)
Distributions to Managing Partner	(574,676)	(1,249,077)

Net cash used in financing activities	(2,726,799)	(4,951,093)

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,551	1,154,719

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,358,999	2,611,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,415,550	$3,766,372

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,415,550	$2,358,999
Accrued revenues receivable	355,420	533,177

	2,770,970	2,892,176

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,712,256	185,574,025
Less — Accumulated depreciation, depletion and amortization	(180,345,002)	(179,837,087)

	5,367,254	5,736,938

	$8,138,224	$8,629,114

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$155,263	$174,553
Accrued operating expenses	72,673	87,606

	227,936	262,159

ASSET RETIREMENT OBLIGATION	764,092	742,156

PARTNERS’ CAPITAL:
Managing Partner	45,464	75,272
Investing Partners (1,044.0 and 1,048.3 units outstanding, respectively)	7,100,732	7,549,527

	7,146,196	7,624,799

	$8,138,224	$8,629,114

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
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2007 of $12,507 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2007 based on a valuation date of December 31, 2006. As a result, the Partnership purchased 4.25 Units in June 2007 for a total of $55,568. The Investing Partners will have a second right of presentment during the fourth quarter of 2007 based on a valuation date of June 30, 2007.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2007 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

3.	ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first six months of 2007:

Asset retirement obligation at December 31, 2006	$742,156
Accretion expense	21,936

Asset retirement obligation at June 30, 2007	$764,092

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership earned $1.0 million during the second quarter of 2007 compared to $2.1 million in the second quarter of 2006. The 53 percent decline in net income from a year ago reflected lower oil and gas production and higher lease operating costs in 2007. Net income per Investing Partner Unit decreased to $698 in the second quarter of 2007 from $1,497 in the second quarter a year ago.
     Net income for the first six months of 2007 totaled $2.2 million or $1,626 per Investing Partner Unit. Net income for the same period in 2006 totaled $4.6 million or $3,325 per Investing Partner Unit. Lower oil and gas production during the first six months of 2007 caused the 51 percent decrease in net income from the comparable period in 2006. On an equivalent Mcf basis, the Partnership’s sales volume during the first half dropped 38 percent from the comparable period in 2006 as a result of steep declines on the Partnership’s aging properties.
     Total revenues for the second quarter decreased 36 percent from a year ago, decreasing to $1.8 million in 2007. For the six months ending June 30, 2007, revenues were $3.7 million, or 40 percent below the revenues for the same period in 2006 on lower oil and gas sales.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Gas volume — Mcf per day	1,465	2,568	(43%)	1,644	2,669	(38%)
Average gas price — per Mcf	$7.73	$7.01	10%	$7.45	$8.04	(7%)
Oil volume — barrels per day	114	160	(29%)	116	167	(31%)
Average oil price — per barrel	$65.64	$71.04	(8%)	$63.06	$66.06	(5%)
NGL volume — barrels per day	24	45	(47%)	22	48	(54%)
Average NGL price — per barrel	$43.80	$39.88	10%	$38.57	$38.29	1%
Oil and Gas Sales
     Natural gas production revenues for the second quarter of 2007 totaled $1.0 million, down 37 percent from the second quarter of 2006. Natural gas volumes decreased 43 percent from a year ago as a result of natural declines at South Timbalier 295, Matagorda 681/682 and Ship Shoal 258/259. The Partnership’s average realized natural gas price for the second quarter of 2007 increased 10 percent compared to the year-earlier period, rising to $7.73 per Mcf in the current quarter.
     The Partnership’s crude oil production revenues for the second quarter of 2007 totaled $.7 million, down 34 percent from the second quarter of 2006. Oil production for the quarter declined 29 percent from the comparable period in 2006 as a result of natural depletion at South Timbalier 295. A $5.40 per barrel, or eight percent, decrease in the Partnership’s average realized oil price also contributed to the lower oil and gas sales in 2007.
     Gas sales for the first six months of 2007 of $2.2 million decreased 43 percent, when compared to the same period in 2006. Largely reflecting natural depletion, daily gas production for the first six months of 2007 decreased 38 percent when compared to the same period in 2006. The Partnership’s average realized gas prices decreased seven percent when compared with the first six months of 2006.
     For the six months ended June 30, 2007, oil sales decreased 34 percent from a year ago to $1.3 million. Oil production declined 31 percent from a year ago as a result of natural depletion at South Timbalier 295. The Partnership’s average realized oil price for the first half of 2007 was down five percent from the comparable period in 2006.

     The Partnership sold an average of 22 barrels per day of natural gas liquids from processing gas during the first six months of 2007, down 54 percent from the comparable period in 2006.
     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and the fact that offshore wells tend to decline at a faster rate than onshore wells, the Partnership’s future production will likely be subject to more volatility than those companies with more diversified wells and longer-lived properties.
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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 14 percent during the first half of 2007, even with the first half of 2006. DD&A expense declined on an absolute basis for both the second quarter and first half of 2007 from the comparable periods in 2006 as a result of lower oil and gas sales. The Partnership recognized $11,047 of accretion expense on the asset retirement obligation during the second quarter of 2007 and $21,936 for the first six months of 2007.
     Lease operating expenses (LOE) in the second quarter of 2007 increased 80 percent when compared to the second quarter of 2006, rising to $.5 million. Sandblasting, painting and repairs on the North Padre Island 969 platform contributed to the increase in LOE during the second quarter of 2007. LOE during the first six months of 2007 was up 25 percent from the same period in 2006 as a result of the increased repair and maintenance costs at North Padre Island 969.
     Gathering and transportation costs during the second quarter of 2007 and first half of 2007 declined 36 percent and 43 percent, respectively, from the comparable periods in 2006 as a result of lower oil and gas sales volumes. Administrative expense in 2007 was flat with 2006.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $2.9 million for the first six months of 2007. Net cash provided by operating activities in the period was down 56 percent from a year ago as a result of declines in oil and gas production and increased operating costs. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 67 percent of the Partnership’s first half 2007 total production and 49 percent of total proved reserves at December 31, 2006, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
     The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, normal depletion, mechanical performance and workover, recompletion and drilling activities. Based on production estimates from independent engineers and current market conditions, the Partnership expects it will be able to meet its liquidity needs for routine operations in the foreseeable future. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities decline.

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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at June 30, 2007. The Partnership did not have any contractual obligations as of June 30, 2007, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed under the discussion of critical accounting policies noted above.
     The Partnership’s capital expenditures were not significant during the first half of 2007 as it did not participate in any new drilling projects during the period. Cash outlays for oil and gas properties totaled $138,231 for new communications systems and equipment.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $.3 million for the remainder of 2007. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     On March 15, 2007, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first half of 2006 of $3,500 per Investing Partner Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2007 of $12,507 per Unit was offered to Investing Partners in April 2007, based on a valuation date of December 31, 2006. As a result, the Partnership purchased 4.25 Units in June 2007 for a total of $55,568. The Investing Partners will have a second right of presentment during the fourth quarter of 2007 based on a valuation date of June 30, 2007.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2007 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2006 or the first six months of 2007.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2006, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 — CONTROLS AND PROCEDURES
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no changes were made in the Partnership’s internal control over financial reporting during the fiscal quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS AND RISK
     Certain statements in this quarterly report on Form 10-Q, including statements of the future plans, objectives, and expected performance of the Partnership, are forward-looking statements that involve estimates, assumptions, risks and uncertainties, including, without limitation, risks, uncertainties and other factors discussed in the Partnership’s 2006 annual report on Form 10-K, which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. The Partnership assumes no duty to update forward-looking statements as of any future date.
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

During the quarter ended June 30, 2007, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2006.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a.	None

b.	None

c.	The following table presents information on Units purchased during the quarter ended June 30, 2007:

Issuer Purchases of Equity Securities
Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
April 1 to April 30, 2007	None	N/A
May 1 to May 31, 2007	None	N/A
June 1 to June 30, 2007	4.25	$12,507 (1)

(1)	Before interest.
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
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS
31.1 —	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer

31.2 —	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer

32.1 —	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, General Partner
Dated: August 8, 2007	/s/ Roger B. Plank
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: August 8, 2007	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (Chief Accounting Officer)

Exhibit Index
31.1 —	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer

31.2 —	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer

32.1 —	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer