Form 10-Q
period 2007-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2007-11-09
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑

Number of Registrant’s units, outstanding as of September 30, 2007	1,044

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF INCOME
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
REVENUES:
Oil and gas sales	$1,870,931	$2,172,494	$5,565,260	$8,389,518
Interest income	32,105	56,558	83,768	118,855

	1,903,036	2,229,052	5,649,028	8,508,373

EXPENSES:
Depreciation, depletion and amortization	249,533	344,282	757,448	1,186,555
Asset retirement obligation accretion	11,211	10,576	33,147	31,272
Lease operating expenses	255,896	249,075	959,343	812,527
Gathering and transportation expense	22,011	27,230	72,509	115,329
Administrative	107,000	107,000	321,000	321,000

	645,651	738,163	2,143,447	2,466,683

NET INCOME	$1,257,385	$1,490,889	$3,505,581	$6,041,690

NET INCOME ALLOCATED TO:
Managing Partner	$296,888	$378,288	$841,755	$1,427,520
Investing Partners	960,497	1,112,601	2,663,826	4,614,170

	$1,257,385	$1,490,889	$3,505,581	$6,041,690

NET INCOME PER INVESTING PARTNER UNIT	$920	$1,057	$2,545	$4,382

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,044.0	1,052.3	1,046.5	1,052.9

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,505,581	$6,041,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	757,448	1,186,555
Asset retirement obligation accretion	33,147	31,272
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	221,933	989,329
Increase (decrease) in accrued operating expenses	17,195	20,694
(Increase) decrease in payable to/receivable from Apache Corporation	(296,887)	436,185

Net cash provided by operating activities	4,238,417	8,705,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(146,488)	(539,828)

Net cash used in investing activities	(146,488)	(539,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(55,568)	(15,084)
Distributions to Investing Partners	(2,096,555)	(3,686,932)
Distributions to Managing Partner	(881,792)	(1,625,906)

Net cash used in financing activities	(3,033,915)	(5,327,922)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,058,014	2,837,975

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,358,999	2,611,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,417,013	$5,449,628

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,417,013	$2,358,999
Accrued revenues receivable	311,244	533,177
Receivable from Apache Corporation	122,334	—

	3,850,591	2,892,176

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,720,513	185,574,025
Less – Accumulated depreciation, depletion and amortization	(180,594,535)	(179,837,087)

	5,125,978	5,736,938

	$8,976,569	$8,629,114

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Distributions payable	$2,088,055	$—
Accrued operating expenses	104,801	87,606
Payable to Apache Corporation	—	174,553

	2,192,856	262,159

ASSET RETIREMENT OBLIGATION	775,303	742,156

PARTNERS’ CAPITAL:
Managing Partner	35,235	75,272
Investing Partners (1,044.0 and 1,048.3 units outstanding, respectively)	5,973,175	7,549,527

	6,008,410	7,624,799

	$8,976,569	$8,629,114

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
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2007 of $12,507 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2007 based on a valuation date of December 31, 2006. As a result, the Partnership purchased 4.25 Units in June 2007 for a total of $55,568.  A second right of presentment offer for 2007 of $11,282 per Unit, plus interest to the date of payment, was made to Investing Partners on October 17, 2007, based on a valuation date of June 30, 2007. The Investing Partners have until the close of business on November 16, 2007, whether or not to accept each Unit offered during this election period.
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
3. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Partnership’s asset retirement obligation liability for the nine months ended September 30, 2007:

Asset retirement obligation at December 31, 2006	$742,156
Accretion expense	33,147

Balance at September 30, 2007	$775,303

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership earned $1.3 million during the third quarter of 2007, 16 percent less than the net income reported in the third quarter of 2006. Net income per Investing Partner Unit decreased from $1,057 in the third quarter of 2006 to $920 in the current quarter. The decline in net income and net income per Investing Partner Unit reflected lower oil and gas volumes in 2007. Downtime at Matagorda Island 681/682 for third-party pipeline repairs contributed to the decrease in gas production.
     Net income for the first nine months of 2007 totaled $3.5 million or $2,545 per Investing Partner Unit. Net income for the same period in 2006 totaled $6 million or $4,382 per Investing Partner Unit. Lower oil and gas production and higher lease operating costs during the first nine months of 2007 drove the 42 percent decline in net income from the comparable period in 2006.
     Total revenues for the third quarter decreased $.3 million, or 15 percent, from a year ago as a result of lower production and natural gas prices. For the nine months ending September 30, 2007, total revenue was down 34 percent from a year ago on lower production and gas prices. Interest income for the third quarter and first nine months of 2007 was down from 2006 on lower average cash balances and lower interest rates.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Gas volume – Mcf per day	1,428	1,659	(14%)	1,571	2,329	(33%)
Average gas price – per Mcf	$6.14	$6.99	(12%)	$7.05	$7.79	(9%)
Oil volume – barrels per day	128	147	(13%)	120	160	(25%)
Average oil price – per barrel	$77.16	$69.88	10%	$68.13	$67.24	1%
NGL volume – barrels per day	31	41	(24%)	25	46	(46%)
Average NGL price – per barrel	$53.05	$43.06	23%	$44.68	$39.73	12%
Oil and Gas Sales
     Natural gas production revenues for the third quarter of 2007 of $.8 million were down 24 percent from the third quarter of 2006 sales on lower production and prices. The Partnership’s average realized natural gas price for the third quarter of 2007 decreased 12 percent compared to the year-earlier period. The $.85 per Mcf drop in gas price from a year ago negatively impacted sales by approximately $.1 million. Natural gas volumes on a daily basis decreased 14 percent from a year ago as a result of natural depletion and downtime at Matagorda Island 681/682 for third-party pipeline repairs.
     The Partnership’s crude oil production revenues for the third quarter of 2007 totaled $.9 million, a three percent decrease from the third quarter of 2006. A $7.28 per barrel, or 10 percent, increase in the Partnership’s average realized oil price favorably impacted oil revenues by $.1 million. Oil production for the quarter declined 13 percent from the comparable period in 2006 as a result of natural depletion.
     Gas sales for the first nine months of 2007 of $3 million declined 39 percent, when compared to the same period in 2006. Daily gas production for the first nine months of 2007 decreased 33 percent when compared to the same period in 2006 as a result of natural depletion. The Partnership experienced steep declines at Ship Shoal 258/259 and South Timbalier 295 from natural depletion, and downtime at Matagorda Island 681/682 for third-party pipeline repairs. The Partnership’s average realized gas prices decreased $.74 per Mcf, when compared with the first nine months of 2006.
     For the nine months ended September 30, 2007, oil sales decreased 24 percent from a year ago to $2.2 million. The Partnership’s oil sales revenues were favorably impacted by a one percent increase in the average realized oil price. However, daily oil production declined 25 percent from a year ago as a result of natural depletion.

     The Partnership sold an average of 25 barrels per day of natural gas liquids from processing gas during the first nine months of 2007, a 46 percent decline from the comparable period in 2006.
     Declines in oil and gas production can be expected in future periods due to natural depletion. Given the small number of producing wells owned by the Partnership, and their natural depletion, the Partnership’s future production will be subject to more volatility than those companies with greater reserves and longer-lived properties.
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 14 percent during each of the first nine months of 2007 and the first nine months of 2006. DD&A expense declined on an absolute basis for both the third quarter and first nine months of 2007 from the comparable periods in 2006 as a result of lower oil and gas sales. The Partnership recognized $11,211 of accretion expense on the asset retirement obligation during the third quarter of 2007 and $33,147 for the first nine months of 2007.
     Lease operating expenses (LOE) in the third quarter of 2007 of $.3 million were slightly lower than the third quarter of 2006, reflecting reduced repair activity during the quarter. During the first nine months of 2007, LOE totaled $1 million, up 18 percent from the same period in 2006 on increased repair and maintenance costs. Sandblasting, painting and repairs on the North Padre Island 969 platform contributed to the increase in LOE during the first nine months of 2007.
     Gathering and transportation costs include amounts paid by the Partnership to third parties to transport oil and gas to a purchaser-specified delivery point. Such costs vary based on the volume and distance shipped, and the fee charged by the transporter, which may be price sensitive. The transportation cost may also vary from period to period based on marketing and delivery options utilized by the Partnership to realize the highest net price (gross price less transportation) for either oil or gas. Gathering and transportation costs during the third quarter and first nine months of 2007 were down from the comparable periods in 2006 on lower oil and gas volumes.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $4.2 million for the first nine months of 2007. Net cash provided by operating activities in 2007 was less than half of the $8.7 million reported a year ago, reflecting declines in oil and gas production and prices in 2007. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 64 percent of the Partnership’s production for the first nine months of 2007 and 49 percent of total proved reserves at December 31, 2006, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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

     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. The Partnership did not sell its interest in any properties during the first nine months of 2007.
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at September 30, 2007. The Partnership did not have any contractual obligations as of September 30, 2007, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of its asset retirement obligations.
     The Partnership’s capital expenditures were negligible for the first nine months of 2007 as it did not participate in any new drilling or recompletion projects during the period. Cash outlays for oil and gas properties totaled $146,488 for new communication systems and equipment.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures for the remainder of 2007 of approximately $.1 million. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     On March 15, 2007, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. On October 10, 2007 the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. During 2006, Partnership paid total distributions of $7,500 per Investing Partner unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2007 of $12,507 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2007 based on a valuation date of December 31, 2006. As a result, the Partnership purchased 4.25 Units in June 2007 for a total of $55,568.  A second right of presentment offer for 2007 of $11,282 per Unit, plus interest to the date of payment, was made to Investing Partners on October 17, 2007, based on a valuation date of June 30, 2007. The Investing Partners have until the close of business on November 16, 2007, whether or not to accept each Unit offered during this election period.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2006 or the first nine months of 2007.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2006, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 – CONTROLS AND PROCEDURES
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. Also, no changes were made in the Partnership’s internal controls over financial reporting during the fiscal quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended September 30, 2007, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     a. Exhibits
31.1	– Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer

31.2	– Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer

32.1	– Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, General Partner
Dated: November 9, 2007	/s/ Roger B. Plank
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: November 9, 2007	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (Chief Accounting Officer)