Form 10-K
period 2007-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2008-02-29
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
PARTNERSHIP UNITS
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2007	$13,173,278
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of Apache Corporation’s proxy statement relating to its 2008 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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
     The Investment Partnership does not maintain a website, so we do not make electronic access to our reports filed with the Securities and Exchange Commission (SEC) available on or through a website. The Investment Partnership will, however, provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Investment Partnership’s annual reports on Form 10-K and quarterly reports on Form 10-Q are the certifications of the Managing Partners’ chief executive officer and chief financial officer that are required by applicable laws and regulations. Any requests for copies of documents filed with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: David Higgins, or by telephone at 713-296-6690. Reports filed with the SEC are also made available on its website at www.sec.gov.
     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2007, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Limited Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Limited Partnership, as the case may be.
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
2007 Results and Business Development
     The Partnership reported net income in 2007 of $4.8 million, or $3,531 per Investing Partner Unit. Earnings were down $2.3 million from 2006 on lower oil and gas production and gas prices. Natural gas production averaged 1,520 Mcf per day in 2007, while oil sales averaged 122 barrels per day. The Partnership did not participate in any drilling projects in 2007.
     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2007, 45 of those prospects have been surrendered or sold.
     As of December 31, 2007, the Partnership had 40 producing wells on the Partnership’s four remaining developed fields. One of the Partnership’s producing wells is a dual completion. The Partnership had, at December 31, 2007, estimated proved oil and gas reserves of 6.4 Bcfe, of which 47 percent was natural gas.
Marketing
     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. The oil contracts are generally thirty (30) day evergreen contracts and renew automatically until cancelled by either party. The Partnership’s oil and condensate production during 2007 was purchased largely by Shell Trading Company at market prices.
     The Managing Partner markets the Partnership’s and its own U.S. natural gas production. Most of Apache’s and the Partnership’s natural gas is sold on a monthly basis at either monthly or daily market prices. The Partnership believes that the sales prices it receives for natural gas sales are market prices.
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

Partnership’s Profitability is Highly Dependent on the Prices of Crude Oil, Natural Gas and Natural Gas Liquids, which have Historically been very Volatile
     The Partnership’s estimated proved reserves, revenues, profitability, operating cash flows and future rate of growth are highly dependent on the prices of crude oil, natural gas and natural gas liquids, which are affected by numerous factors beyond its control. Historically these prices have been very volatile and are likely to remain volatile in the future. A significant downward trend in commodity prices would have a material adverse effect on our revenues, profitability and cash flow and could result in a reduction in the carrying value of our oil and gas properties and the amounts of our estimated proved oil and gas reserves.
Inherent Risk in Drilling Activities
     Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The wells we participate in may not be productive and we may not recover all or a portion of our investment in those wells. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:
•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	fires, explosions, blow-outs and surface cratering;

•	marine risks such as capsizing, collisions and hurricanes;

•	other adverse weather conditions; and

•	increase in cost of, or shortages or delays in the delivery of equipment.
     Certain of the Partnership’s future drilling or recompletion activities may not be successful and, if unsuccessful, could have an adverse effect on our future results of operations and financial condition.
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
     The Partnership has made and will continue to make expenditures in its efforts to comply with these requirements, which we believe are necessary business costs in the oil and gas industry. The Managing Partner has established policies for continuing compliance with environmental laws and regulations, including operational procedures and training programs designed to minimize the environmental impact of its operations. The costs incurred by these policies and procedures are inextricably connected to normal operating expenses such that the Partnership is unable to separate the expenses related to environmental matters; however, the Partnership does not believe such expenditures are material to its financial position or results of operations. The Partnership had not incurred any material environmental remediation costs in any of the periods presented and is not aware of any future environmental remediation matters that would be material to its financial position or results of operations.

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
Limited Control Over the Activities on Properties We Do Not Operate
     Other companies operate the properties in which we have an interest. The Partnership has limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of projected costs and future cash flow.
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
ITEM 2. PROPERTIES
Acreage
     Acreage is held by the Partnership pursuant to the terms of various leases. The Partnership does not anticipate any difficulty in retaining any of its desirable leases. A summary of the Partnership’s gross and net acreage as of December 31, 2007, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
North Padre Island 969, 976	TX	10,080	714
Matagorda Island 681, 682	TX	10,840	681

		46,061	3,096

     At December 31, 2007, the Partnership did not have an interest in any undeveloped acreage.

Productive Oil and Gas Wells
     The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2007, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	9	.57	—	—
South Timbalier 276, 295, 296	LA	1	.07	25	1.77
North Padre Island 969, 976	TX	4	.28	—	—
Matagorda Island 681, 682	TX	1	.06	—	—

		15	.98	25	1.77

Net Wells Drilled
     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2007	—	—	—	—	—	—
2006	—	—	—	—	—	—
2005	—	—	—	.13	.06	.19
Production and Pricing Data
     The following table describes, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Partnership, average production costs (including gathering and transportation expense) and average sales prices.

	Production			Average	Average Sales Prices
Year Ended	Oil	Gas	NGLs	Production	Oil	Gas	NGLs
December 31,	(Mbbls)	(MMcf)	(Mbbls)	Cost per Mcfe	(per Bbl)	(per Mcf)	(per Bbl)
2007	45	555	10	$1.69	$74.07	$7.10	$45.05
2006	55	795	16	1.08	65.39	7.58	38.59
2005	74	1,158	18	.78	53.91	8.78	33.98
     See the Supplemental Oil and Gas Disclosures under Item 8 for estimated proved oil and gas reserves quantities.
Estimated Proved Reserves and Future Net Cash Flows
     As of December 31, 2007, the Partnership had total estimated proved reserves of 571,165 barrels of crude oil, condensate and NGLs and 3.0 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 6.4 Bcf of gas. Estimated proved developed reserves comprise 98 percent of the Partnership’s total estimated proved reserves on a Bcfe basis.
     The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2007, 2006 and 2005, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited), in the 2007 Consolidated Financial Statements under Item 8 of this Form 10-K.
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
     Approximately 79 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves.
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
     There were no matters submitted to a vote of security holders during 2007.

PART II
ITEM 5. MARKET FOR THE PARTNERSHIP’S SECURITIES AND RELATED SECURITY HOLDER MATTERS
     As of December 31, 2007, there were 1,038.2 of the Partnership’s Units outstanding held by 877 investors of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. Cash distributions to Investing Partners totaled approximately $4.2 million, or $4,000 per Unit, during 2007 and approximately $7.9 million, or $7,500 per Unit, during 2006.
     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994 created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data for the five years ended December 31, 2007, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per Unit amounts)
Total assets	$8,308	$8,629	$11,624	$12,215	$11,674

Partners’ capital	$6,960	$7,625	$10,311	$11,293	$10,475

Oil and gas sales	$7,679	$10,255	$14,779	$13,874	$11,951

Net income	$4,834	$7,149	$11,048	$9,591	$8,037

Net income allocated to:
Managing Partner	$1,146	$1,702	$2,555	$2,407	$2,037
Investing Partners	3,688	5,447	8,493	7,184	6,000

	$4,834	$7,149	$11,048	$9,591	$8,037

Net income per Investing Partner Unit	$3,531	$5,178	$8,048	$6,786	$5,598

Cash distributions per Investing Partner Unit	$4,000	$7,500	$9,000	$6,000	$4,500

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
     As with other independent energy companies, the Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids. The Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Oil prices rose to historically high levels in 2007 as a result of geopolitical tensions, rising demand from developing nations, hedge fund trading, and supply and demand concerns. Gas prices remained strong in 2007, although down slightly from 2006. Commodity prices remain volatile and have at times fluctuated significantly from month to month. This volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years. The Partnership’s oil and gas production has declined in each of the last two years and is expected to continue to decline with Partnership’s limited capital expenditures.
     Since all of the Partnership’s properties are located in the Gulf of Mexico, its operations and cash flow can be significantly impacted by hurricanes and other inclement weather. These events may also have detrimental impact on third-party pipelines and processing facilities, which the Partnership relies upon to transport and process the crude oil and natural gas it produces. During the third quarter of 2005, four hurricanes struck the Gulf of Mexico that impacted the Partnership’s operations. Two of these storms required temporary curtailment of production as the operators’ personnel were evacuated for safety purposes, while the other two storms caused lengthier production curtailments as the storms damaged third-party pipelines and disrupted the operations of crews. The Gulf of Mexico and the Partnership’s properties were spared from hurricanes in 2007 and 2006, but the Partnership could be impacted by hurricanes or other implement weather in the future.
     The Partnership participates in development drilling and recompletion activities as recommended by outside operators and the Partnership’s Managing Partner.
     Generally, the Partnership has used its available cash to fund distributions to its Partners. Reflecting the significant impact of higher operating costs and lower production on net income and cash from operating activities, distributions to Investing Partners decreased to $4,000 per Unit in 2007, down 47 percent from 2006. Distributions to Investing Partners decreased to $7,500 per Unit in 2006 from $9,000 in 2005.
Results of Operations
     This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2007, 2006, and 2005.
Net Income and Revenue
     The Partnership reported net income of $4.8 million for 2007, down 32 percent from 2006 on lower production and gas prices. Net income per Investing Partner Unit decreased in 2007 to $3,531, down from $5,178 in 2006. The Partnership reported earnings in 2006 of $7.1 million.
     Total revenues in 2007 of $7.8 million declined $2.6 million from 2006 as a result of declining production and lower gas prices. Interest income earned by the Partnership on short-term cash investments in 2007 of $104,274 decreased 34 percent from 2006 as a result of lower cash balances in 2007. Interest income in 2006 more than doubled from the prior year, increasing from $99,970 in 2005 to $158,140 in 2006.

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
     The Partnership’s oil and gas production volume and price information is summarized in the following table:

	For the Year Ended December 31,
	2007	2006	2005
Gas volumes – Mcf per day	1,520	2,178	3,172
Average gas price – per Mcf	$7.10	$7.58	$8.78
Oil volumes – barrels per day	122	152	203
Average oil price – per barrel	$74.07	$65.39	$53.91
NGL volumes – barrels per day	26	43	51
Average NGL price – per barrel	$45.05	$38.59	$33.98
Year 2007 Compared to Year 2006
Natural Gas and Crude Oil Sales
     In 2007, the Partnership’s natural gas sales totaled $4.0 million, down 35 percent from 2006 on lower volumes and prices. Average daily production in 2007 declined 30 percent from 2006 as a result of natural depletion, dropping to 1,520 Mcf per day in 2007. While the Partnership’s natural gas volumes were negatively impacted by 76 days of downtime for third-party pipeline repairs at Matagorda Island 681/682 during 2007, the field was curtailed 102 days in 2006 for pipeline repairs and maintenance. Reflecting higher natural gas storage levels in the United States, the Partnership’s average realized gas price declined six percent to $7.10 per Mcf in 2007.
     Crude oil sales in 2007 totaled $3.3 million, down nine percent from the same period a year ago. The 2007 crude oil sales volumes declined 19 percent from 2006 primarily as a result of natural depletion at South Timbalier 295. The production decline was partially offset by 13 percent increase in the average realized price from 2006. The Partnership’s realized oil price reached a high of $95.05 per barrel in November 2007 and averaged a historically high $74.07 for the full year of 2007.
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 13 percent during 2007, down from 14 percent in 2006. The slight decline in rate reflected favorable reserve revisions in 2007 which were largely driven by higher oil prices. Lease operating expense (LOE) increased 18 percent over the previous year on higher repair and maintenance costs and overall cost increases. Gathering and transportation costs decreased from 2006 levels reflecting the decrease in sales volumes in 2007. Administrative expense for the year decreased slightly from 2006 to $416,000.
Year 2006 Compared to Year 2005
Natural Gas and Crude Oil Sales
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
     Crude oil sales in 2006 of $3.6 million decreased $.4 million from 2005. During 2006, the partnership’s crude oil volumes declined 25 percent from 2005 primarily as a result of natural depletion at South Timbalier 295. The production decline was mitigated by an $11.48 per barrel, or 21 percent, increase in the Partnership’s averaged realized price from 2005 as oil prices soared to historically high levels in 2006.
Operating Expenses
     The Partnership’s DD&A rate, expressed a percent of oil and gas sales, remained even at 14 percent in 2006 and 2005 as a result of higher oil and gas prices in 2006. LOE in 2006 increased two percent from a year ago, rising to $1,183,000 with higher fuel costs and air and marine transportation cost to transport crews and supplies. Higher repair and maintenance cost in 2006 also contributed to the increase in LOE from 2005. Oil and gas gathering and transportation costs decreased from 2005, reflecting lower gas volumes sold during 2006. Administrative expense for the year increased slightly from 2005.
     The Partnership sells oil and natural gas under two types of transactions, both of which include a transportation charge. One is a netback arrangement, under which the Partnership sells oil or natural gas at the wellhead and collects a price, net of transportation incurred by the purchaser. In this case, the Partnership records sales at the price received from the purchaser which is net of transportation costs. Under the other arrangement, the Partnership sells oil or natural gas at a specific delivery point, pays transportation to a carrier and receives from the purchaser a price with no transportation deduction. In this case, the Partnership records the transportation cost as gathering and transportation costs. The Partnership’s treatment of transportation costs is pursuant to Emerging Issues Task Force Issue 00-10, “Accounting or Shipping and Handling Fees and Costs” and as a result a portion of our transporting costs are reflected in sales prices and a portion is reflected as transportation and gathering costs.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $6.1 million for 2007. The Partnership’s 2007 net cash provided by operating activities decreased $4.0 million, or 40 percent, from a year ago as a result of lower production and gas prices. Net cash provided by operating activities in 2006 declined 18 percent from 2005 on lower oil and gas volumes.
     The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 63 percent of the Partnership’s 2007 production, on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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
     Approximately 79 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves and that the estimated reserves from these projects are based on prices at December 31, 2007. The Partnership’s liquidity may be negatively impacted if the actual quantity of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. During 2005, the Partnership sold its interest in the South Pass 83 field to a third party for $134,060. The purchaser also assumed all dismantlement and abandonment obligations for the property. The South Pass 83 field had insignificant levels of production at the time of the sale and the divestiture is not expected to materially impact future operating income. The Partnership did not sell any properties in 2007 or 2006.
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at December 31, 2007. The Partnership did not have any contractual obligations as of December 31, 2007, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation (ARO) as discussed under the discussion of critical accounting policies noted below.
     During 2007, the Partnership’s oil and gas property expenditures totaled less than $.2 million as the Partnership did not participate in any drilling projects in 2007. The Partnership’s capital expenditures for 2007 largely reflected equipment additions. During 2006, the Partnership’s oil and gas property expenditures totaled less than $.01 million as the Partnership did not participate in any drilling or recompletion projects in 2006. During 2005, the Partnership’s oil and gas property expenditures totaled $1.8 million as the Partnership drilled the Ship Shoal 259 JA-9, Ship Shoal 258 JB-7 and Ship Shoal 259 JA-10 wells. The JA-9 and JB-7 wells were completed as producers in 2005, while the JA-10 well was a dry hole. The Partnership also participated in one recompletion project at South Timbalier 295 during 2005.
     During 2007, the Partnership increased its provision for ARO costs by $272,000 in addition to the current year accretion of $45,000. The increase reflected knowledge gained by the Managing Partner and other operators through recent plugging, dismantlement and abandonment operations, and the continued escalation of service costs in the Gulf of Mexico.
     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $.5 million in 2008. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by drilling contractors or changes by the operator to the development plan.
     During 2007, distributions of $4.2 million, or $4,000 per Unit, were paid to Investing Partners. Distributions of $7,500 per Unit and $9,000 per Unit were made to Partners during 2006 and 2005, respectively, resulting in total distribution to Limited Partners of $7.9 million in 2006 and $9.5 million in 2005. The decline in distributions in each of the last two years reflects the Partnership’s declining production and cash flow. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.

     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2007, the first right of presentment offer of $12,507 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2006 valuation date. The second right of presentment offer of $11,282 per Unit was made to the Investing Partners based a valuation date of June 30, 2007. As a result, the Partnership acquired 10.1 units for a total of $124,512. In 2006 and 2005, Investing Partners were paid $57,312 and $22,775, respectively, for a total of 7.4 Units.
     There will be two rights of presentment in 2008, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases.
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
Critical Accounting Policies and Estimates
     The Partnership prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes, management identifies certain accounting policies as critical based on, among other things, their impact on the Partnership’s financial condition, results of operations or liquidity and the degree of difficulty, subjectivity and complexity in their development. The following details the more significant accounting policies, estimates and judgments of the Partnership. Additional accounting policies and estimates made by management are discussed in Note 2 of Item 8 of this Form 10-K.
Full Cost Method of Accounting for Oil and Gas Operations
     The accounting for the Partnership’s business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful efforts method and the full cost method. There are several significant differences between these methods. Under the successful efforts method, costs such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to oil and gas properties. In the measurement of impairment of oil and gas properties, the successful efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method, the net book value (full-cost pool) is compared to the future net cash flows discounted at 10 percent using commodity prices in effect at the end of the reporting period. If the full cost pool is in excess of the ceiling limitation, the excess amount is charged through income.
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
     Asset retirement obligations associated with retiring tangible long-lived assets, are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. This liability is offset by a corresponding increase in the carrying amount of the underlying asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of ARO is measured using expected future cash outflows discounted at the Partnership’s credit-adjusted risk-free interest rate.
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
     Despite the inherent imprecision in these engineering estimates, the Partnership’s reserves have a significant impact on its financial statements. For example, the quantity of reserves could significantly impact the Partnership’s DD&A expense. The Partnership’s oil and gas properties are also subject to a “ceiling” limitation based in part on the quantity of our proved reserves. These reserves are the basis for our supplemental oil and gas disclosures.
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
Commodity Risk
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2007, monthly oil price realizations ranged from a low of $54.81 per barrel to a high of $95.05 per barrel. Gas price realizations ranged from a monthly low of $5.84 per Mcf to a monthly high of $8.17 per Mcf during the same period. Based on the Partnership’s average daily production for 2007, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $44,700 and a $.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $55,500. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2007. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.
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
Schedules –
     All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of the Partnership is responsible for the preparation and integrity of the consolidated financial statements appearing in this annual report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments.
     Management of the Partnership is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). The Partnership’s and Managing Partner’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by the Managing Partner’s board of directors, applicable to all the Managing Partner’s directors, officers and employees.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.
G. Steven Farris
President, Chief Executive Officer
and Chief Operating Officer of Apache Corporation,
Managing Partner
Roger B. Plank
Executive Vice President and Chief Financial Officer of
Apache Corporation, Managing Partner
Rebecca A. Hoyt
Vice President and Controller
(Chief Accounting Officer) of Apache Corporation,
Managing Partner
Houston, Texas
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership:
     We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
ERNST & YOUNG LLP
Houston, Texas
February 28, 2008

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME

	For the Year Ended December 31,
	2007	2006	2005
REVENUES:
Oil and gas sales	$7,679,104	$10,254,559	$14,778,653
Interest income	104,274	158,140	99,970

	7,783,378	10,412,699	14,878,623

OPERATING EXPENSES:
Depreciation, depletion and amortization	998,826	1,482,299	2,039,571
Asset retirement obligation accretion	44,522	42,002	45,672
Lease operating expenses	1,393,734	1,183,159	1,159,366
Gathering and transportation costs	96,082	137,448	169,114
Administrative	416,000	419,000	417,000

	2,949,164	3,263,908	3,830,723

NET INCOME	$4,834,214	$7,148,791	$11,047,900

NET INCOME ALLOCATED TO:
Managing Partner	$1,145,720	$1,702,177	$2,554,528
Investing Partners	3,688,494	5,446,614	8,493,372

	$4,834,214	$7,148,791	$11,047,900

NET INCOME PER INVESTING PARTNER UNIT	$3,531	$5,178	$8,048

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,044.5	1,051.9	1,055.4

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,834,214	$7,148,791	$11,047,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	998,826	1,482,299	2,039,571
Asset retirement obligation accretion	44,522	42,002	45,672
Dismantlement and abandonment cost	—	—	(167,767)
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	170,918	902,563	(470,419)
Increase (decrease) in accrued operating expense	150,712	27,041	(3,204)
Increase (decrease) in receivable/payable from Apache Corporation	(123,581)	531,823	(191,796)

Net cash provided by operating activities	6,075,611	10,134,519	12,299,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(153,814)	(369)	(1,678,072)
Increase (decrease) in accrued development cost	—	(551,324)	551,324
Proceeds from sales of oil and gas properties	—	—	134,060

Net cash used in investing activities	(153,814)	(551,693)	(992,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(124,512)	(57,312)	(22,775)
Distributions to Investing Partners	(4,184,610)	(7,895,978)	(9,499,617)
Distributions to Managing Partner	(1,189,789)	(1,882,190)	(2,506,864)

Net cash used in financing activities	(5,498,911)	(9,835,480)	(12,029,256)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	422,886	(252,654)	(721,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,358,999	2,611,653	3,333,640

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,781,885	$2,358,999	$2,611,653

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,781,885	$2,358,999
Accrued revenues receivable	362,259	533,177

	3,144,144	2,892,176

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	185,999,480	185,574,025
Less — Accumulated depreciation, depletion and amortization	(180,835,913)	(179,837,087)

	5,163,567	5,736,938

	$8,307,711	$8,629,114

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accrued operating expense	$238,318	$87,606
Payable to Apache Corporation	50,972	174,553

	289,290	262,159

ASSET RETIREMENT OBLIGATION	1,058,319	742,156

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS’ CAPITAL:
Managing Partner	31,203	75,272
Investing Partners (1,038.2 and 1,048.3 Units outstanding, respectively)	6,928,899	7,549,527

	6,960,102	7,624,799

	$8,307,711	$8,629,114

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing	Investing
	Partner	Partners	Total
BALANCE, DECEMBER 31, 2004	$207,621	$11,085,223	$11,292,844

Distributions	(2,506,864)	(9,499,617)	(12,006,481)

Repurchase of Partnership Units	—	(22,775)	(22,775)

Net income	2,554,528	8,493,372	11,047,900

BALANCE, DECEMBER 31, 2005	255,285	10,056,203	10,311,488

Distributions	(1,882,190)	(7,895,978)	(9,778,168)

Repurchase of Partnership Units	—	(57,312)	(57,312)

Net income	1,702,177	5,446,614	7,148,791

BALANCE, DECEMBER 31, 2006	$75,272	$7,549,527	$7,624,799

Distributions	(1,189,789)	(4,184,610)	(5,374,399)

Repurchase of Partnership Units	—	(124,512)	(124,512)

Net income	1,145,720	3,688,494	4,834,214

BALANCE, DECEMBER 31, 2007	$31,203	$6,928,899	$6,960,102

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	ORGANIZATION

Nature of Operations —
     Apache Offshore Investment Partnership was formed as a Delaware general partnership on October 31, 1983, consisting of Apache Corporation (Apache) as Managing Partner and public investors as Investing Partners. The general partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership formed to conduct oil and gas exploration, development and production operations. The accompanying financial statements include the accounts of both the limited and general partnerships. Apache is the general partner of both the limited and general partnerships, and held approximately five percent of the 1,038.2 Investing Partner Units (Units) outstanding at December 31, 2007. The term “Partnership”, as used hereafter, refers to the limited or the general partnership, as the case may be.
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
     Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (through the same date, 45 of those prospects have been surrendered/sold). The Partnership’s working interests in the four remaining venture prospects range from 6.29 percent to 7.08 percent. As of December 31, 2007, the Partnership held a remaining interest in nine tracts acquired through federal lease sales.
     The Partnership’s future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 63 percent of the Partnership’s 2007 production on an energy equivalent basis, the Partnership is affected more by fluctuations in natural gas prices than in oil prices.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Right of Presentment —
     An amendment to the Partnership Agreements adopted in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2007, the first right of presentment offer of $12,507 per Unit, plus interest to the date of payment, was made to Investing Partners based on a December 31, 2006 valuation date. The second right of presentment offer of $11,282 per Unit was made to the Investing Partners based a valuation date of June 30, 2007. As a result the Partnership acquired 10.1 units for a total of $124,512. In 2006 and 2005, Investing Partners were paid $57,312 and $22,775, respectively, for a total of 7.4 Units.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during 2008, however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.
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

Right of Presentment	Total Repurchase	Repurchase Price
Valuation Date	Price	Per Unit
December 31, 2004	$17,331,746	$12,418
June 30, 2005	15,131,715	9,337
December 31, 2005	17,123,974	12,756
June 30, 2006	14,748,744	10,016
December 31, 2006	15,207,303	12,507
June 30, 2007	13,866,608	11,282

Investing Partner Units Outstanding:	2007	2006	2005
Balance, beginning of year	1,048.3	1,053.4	1,055.7
Repurchase of Partnership Units	(10.1)	(5.1)	(2.3)

Balance, end of year	1,038.2	1,048.3	1,053.4

Capital Contributions —
     A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2007. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,038.2 Units at December 31, 2007.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Partnership has not recorded any write-downs of capitalized costs for the three years presented. Please see “Future Net Cash Flows” in the Supplemental Oil and Gas Disclosures included in this Form 10-K for a discussion on calculation of estimated future net cash flows.
     Given the volatility of oil and gas prices, it is reasonably possible that the Partnership’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition —
     Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2007 and 2006, the Partnership did not have any liabilities for imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership’s proved gas reserves at December 31, 2007, 2006 and 2005.
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
Use of Estimates —
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. (See the unaudited “Supplemental Oil and Gas Disclosures” below), asset retirement obligations and contingency obligations.
Payable to Apache Corporation —
     The payable to Apache represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership in the month after the Partnership’s transactions are processed and the net results of operations are determined.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)	COMPENSATION TO APACHE
     Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

		Total Reimbursed by the Investing Partners for
		the Year Ended December 31,
		2007	2006	2005
		(In thousands)
a.	Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$333	$335	$334

b.	Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$7	$—	$71

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

	2007	2006	2005
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$185,574	$185,574	$184,066
Costs incurred during the year:
Development —
Investing Partners	319	—	1,766
Managing Partner	106	—	44
Property sales —
Investing Partners	—	—	(274)
Managing Partners	—	—	(28)

Balance, end of year	$185,999	$185,574	$185,574

	Managing	Investing
	Partner	Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2004	$20,840	$155,475	$176,315
Provision	52	1,988	2,040

Balance, December 31, 2005	$20,892	$157,463	$178,355
Provision	1	1,481	1,482

Balance, December 31, 2006	$20,893	$158,944	$179,837
Provision	4	995	999

Balance, December 31, 2007	$20,897	$159,939	$180,836

     The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2007, 2006 and 2005 was 13 percent, 14 percent and 14 percent, respectively.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)	MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
     Revenues received from major third party customers that exceeded ten percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.
     Sales to Shell Trading Company accounted for 35 percent of the Partners oil and gas sales in 2007. Sales to Plains Marketing LP accounted for 32 percent and 26 percent of the Partnership’s oil and gas sales in 2006 and 2005, respectively. Sales to Morgan Stanley Capital Group accounted for 20 percent and 10 percent of 2006 and 2005 oil and gas sales, respectively.
     Effective November 1992, with Apache’s and the Partnership’s acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees of $4,248 in 2007. The partnership paid the Apache subsidiary transportation fees totaling $7,676 in 2006 and $15,185 in 2005 for the Partnership’s share of gas. The fees were at the same rates and terms as previously paid to Shell.
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
     The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2007 and 2006 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2007.
(7)	COMMITMENTS AND CONTINGENCIES
     Litigation — The Partnership is involved in litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Apache’s management that all claims and litigation involving the Partnership are not likely to have a material adverse effect on its financial position or results of operations.
     Environmental — The Partnership, as an owner or lessee of interests in oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. Apache maintains insurance coverage on the Partnership’s properties, which it believes, is customary in the industry, although it is not fully insured against all environmental risks.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8)	ASSET RETIREMENT OBLIGATION
     Asset retirement obligations (ARO) associated with the retirement of a tangible long-lived asset are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. The liability is offset by an increase in the carrying amount of the associated asset. The cost of the tangible asset is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company’s credit-adjusted risk-free interest rate.
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
     The following table is a reconciliation of the asset retirement obligation liability:

	2007	2006
Asset retirement obligation at beginning of period	$742,156	$700,154
Accretion expense	44,522	42,002
Revisions in estimated liabilities	271,641	—

Asset retirement obligation at December 31	$1,058,319	$742,156

(9)	TAX-BASIS FINANCIAL INFORMATION
     A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2007	2006	2005
Net partnership ordinary income for federal income tax reporting purposes	$5,475,029	$8,176,253	$11,103,205

Plus: Items of current (income) expense for tax reporting purposes only —
Intangible drilling cost	35,699	43,739	1,318,588
Dismantlement and abandonment cost	—	—	167,767
Gain on sale of properties	—	—	(134,060)
Tax depreciation	366,834	453,100	677,643

	402,533	496,839	2,029,938

Less: full cost DD&A expense	(998,826)	(1,482,299)	(2,039,571)
Less: asset retirement obligation accretion	(44,522)	(42,002)	(45,672)

Net income	$4,834,214	$7,148,791	$11,047,900

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Partnership’s tax bases in net oil and gas properties at December 31, 2007 and 2006 was $2,879,179 and $3,182,716, respectively, lower than carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2007 and 2006.
     A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2007	2006
Liabilities for federal income tax purposes	$289,920	$262,159
Asset retirement liability	1,058,319	742,156

Liabilities under accounting principles generally accepted in the United States	$1,348,239	$1,004,315

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
(Oil in Mbbls and gas in MMcf)

	2007		2006		2005
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves

Beginning of year	605	3,433	643	4,538	648	5,244
Extensions, discoveries and other additions	—	—	—	—	4	147
Revisions of previous estimates	20	126	33	(310)	83	305
Production	(54)	(555)	(71)	(795)	(92)	(1,158)

End of year	571	3,004	605	3,433	643	4,538

Proved Developed

Beginning of year	605	3,328	643	4,433	648	5,140

End of year	571	2,899	605	3,328	643	4,433

     Oil includes crude oil, condensate and natural gas liquids.
     Approximately 79 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing are reflected in the Partnership’s standardized measure under Future Net Cash Flows.

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
Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2007	2006	2005
	(In thousands)
Future cash inflows	$70,569	$54,599	$79,709
Future production costs	(8,710)	(6,193)	(7,962)
Future development costs	(4,421)	(3,485)	(3,485)

Net cash flows	57,438	44,921	68,262
10 percent annual discount rate	(25,539)	(17,156)	(26,666)

Discounted future net cash flows	$31,899	$27,765	$41,596

     The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Sales, net of production costs	$(6,189)	$(8,935)	$(13,451)
Net change in prices and production costs	10,719	(8,315)	15,482
Extensions, discoveries and other additions	—	—	1,616
Development costs incurred	—	—	65
Revisions of quantities	1,469	(459)	4,391
Accretion of discount	2,777	4,160	3,175
Changes in future development costs	(453)	—	(126)
Changes in production rates and other	(4,189)	(282)	(1,306)

	$4,134	$(13,831)	$9,846

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(UNAUDITED)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2007
Revenues	$1,918	$1,828	$1,903	$2,134	$7,783
Expenses	640	858	646	805	2,949

Net income	$1,278	$970	$1,257	$1,329	$4,834

Net income allocated to:
Managing Partner	$306	$239	$297	$304	$1,146
Investing Partners	972	731	960	1,025	3,688

	$1,278	$970	$1,257	$1,329	$4,834

Net income per Investing
Partner Unit (1)	$928	$698	$920	$986	$3,531

2006
Revenues	$3,414	$2,865	$2,229	$1,905	$10,413
Expenses	915	814	738	797	3,264

Net income	$2,499	$2,051	$1,491	$1,108	$7,149

Net income allocated to:
Managing Partner	$574	$475	$378	$275	$1,702
Investing Partners	1,925	1,576	1,113	833	5,447

	$2,499	$2,051	$1,491	$1,108	$7,149

Net income per Investing
Partner Unit (1)	$1,827	$1,497	$1,057	$794	$5,178

(1)	The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls to be effective, providing effective means to insure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported in a timely manner. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report on Internal Control Over Financial Reporting
     The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control over Financial Reporting, included on page 16 of this report. This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2007, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2008 annual meeting of stockholders of Apache (the Apache Proxy) is incorporated herein by reference.
Code of Business Conduct
     Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct (Code of Conduct), which also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the Investor Relations page of the Apache’s website at http://www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within five business days and maintained for at least twelve months.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.1 percent of the outstanding Units of the Partnership, as of December 31, 2007. Directors and officers of Apache own four Units, less than one percent of the Partnership’s Units, as of December 31, 2007. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.1 percent of the outstanding Units.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Accountant fees and services paid to Ernst & Young LLP, the Partnership’s independent auditors, are included in amounts paid by the Partnership’s Managing Partner. Information on the Managing Partner’s principal accountant fees and services is set forth under the caption “Independent Public Accountants” in the Apache Proxy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.	(1)	Financial Statements – See accompanying index to financial statements in Item 8 above.

	(2)	Financial Statement Schedules – See accompanying index to financial statements in Item 8 above.

	(3)	Exhibits

3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.2	Proxy statement to be dated on or about March 30, 2008, relating to the 2008 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

* Filed herewith.

b.	See a (3) above.

c.	See a (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

	By:	Apache Corporation, General Partner

Date: February 28, 2008	By:	/s/ G. Steven Farris G. Steven Farris President, Chief Executive Officer and Chief Operating Officer
POWER OF ATTORNEY
     The officers and directors of Apache Corporation, General Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Roger B. Plank, P. Anthony Lannie, Rebecca A. Hoyt, and Marc D. Rome, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Steven Farris G. Steven Farris	Director, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	February 28, 2008

/s/ Roger B. Plank Roger B. Plank	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Vice President and Controller (Principal Accounting Officer)	February 28, 2008

Name	Title	Date

/s/ Raymond Plank Raymond Plank	Chairman of the Board	February 28, 2008

/s/ Frederick M. Bohen Frederick M. Bohen	Director	February 28, 2008

/s/ Randolph M. Ferlic Randolph M. Ferlic	Director	February 28, 2008

/s/ Eugene C. Fiedorek Eugene C. Fiedorek	Director	February 28, 2008

/s/ A. D. Frazier, Jr. A. D. Frazier, Jr.	Director	February 28, 2008

/s/ Patricia Albjerg Graham Patricia Albjerg Graham	Director	February 28, 2008

/s/ John A. Kocur John A. Kocur	Director	February 28, 2008

/s/ George D. Lawrence George D. Lawrence	Director	February 28, 2008

/s/ F. H. Merelli F. H. Merelli	Director	February 28, 2008

/s/ Rodman D. Patton Rodman D. Patton	Director	February 28, 2008

/s/ Charles J. Pitman Charles J. Pitman	Director	February 28, 2008

Exhibit Index
3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.2	Proxy statement to be dated on or about March 30, 2008, relating to the 2008 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

* Filed herewith.