Form 10-Q
period 2008-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2008-05-12
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑

Number of Registrant’s units, outstanding as of March 31, 2008	1,038

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

REVENUES:
Oil and gas sales	$2,191,424	$1,888,281
Interest income	18,286	29,541

	2,209,710	1,917,822

EXPENSES:
Depreciation, depletion and amortization	225,830	271,990
Asset retirement obligation accretion	15,528	10,889
Lease operating expenses	235,522	224,170
Gathering and transportation costs	20,390	25,280
Administrative	104,750	107,000

	602,020	639,329

NET INCOME	$1,607,690	$1,278,493

NET INCOME ALLOCATED TO:
Managing Partner	$360,756	$306,176
Investing Partners	1,246,934	972,317

	$1,607,690	$1,278,493

NET INCOME PER INVESTING PARTNER UNIT	$1,201	$928

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,038.2	1,048.3

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,607,690	$1,278,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	225,830	271,990
Asset retirement obligation accretion	15,528	10,889
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	(53,024)	56,380
(Increase) decrease in receivable from/payable to Apache Corporation	(104,570)	(128,011)
Increase (decrease) in accrued operating expenses	(102,159)	46,575

Net cash provided by operating activities	1,589,295	1,536,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(26,843)	(4,731)

Net cash used in investing activities	(26,843)	(4,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	(2,076,388)	(2,096,555)
Distributions to Managing Partner	(334,236)	(325,188)

Net cash used in financing activities	(2,410,624)	(2,421,743)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(848,172)	(890,158)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,781,885	2,358,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,933,713	$1,468,841

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,933,713	$2,781,885
Accrued revenues receivable	415,283	362,259
Receivable from Apache Corporation	53,598	—

	2,402,594	3,144,144

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	186,027,141	185,999,480
Less — Accumulated depreciation, depletion and amortization	(181,061,744)	(180,835,913)

	4,965,397	5,163,567

	$7,367,991	$8,307,711

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$50,972
Accrued exploration and development	818	—
Accrued operating expense	136,159	238,318

	136,977	289,290

ASSET RETIREMENT OBLIGATION	1,073,847	1,058,319

PARTNERS’ CAPITAL:
Managing Partner	57,722	31,203
Investing Partners (1,038.2 units outstanding)	6,099,445	6,928,899

	6,157,167	6,960,102

	$7,367,991	$8,307,711

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
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2008 of $13,225 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2008 based on a valuation date of December 31, 2007. The Investing Partners have until May 23, 2008 to offer their Units under the current right of presentment.
3. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first three months of 2008:

Asset retirement obligation at December 31, 2007	$1,058,319
Accretion expense	15,528

Asset retirement obligation at March 31, 2008	$1,073,847

     The asset retirement obligations reflect the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. To determine the current present value of this obligation, some key assumptions the Partnership must estimate include the ultimate productive life of properties, a risk adjusted discount rate, and an inflation factor. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and gas property balance.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the first quarter of 2008 of $1.6 million, up from earnings of $1.3 million in the first quarter 2007. Net income per Investing Partner Unit increased 29 percent from a year ago, up from $928 per Unit in the first quarter 2007 to $1,201 per Unit in the current quarter. Higher oil and gas prices in the current period contributed to the increase in net income.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Three Months
	Ended March 31,		Increase
	2008	2007	(Decrease)

Gas volume — Mcf per day	1,236	1,826	(32%)
Average gas price — per Mcf	$8.39	$7.22	16%
Oil volume — barrels per day	123	119	3%
Average oil price — per barrel	$99.85	$60.56	65%
Natural gas liquids (NGL) volume — barrels per day	33	19	74%
Average NGL price — per barrel	$44.46	$31.92	39%
Oil and Gas Sales
     Natural gas sales for the first quarter of 2008 totaled $0.9 million, down 20 percent from the first quarter of 2007. Natural gas volumes on a daily basis decreased 32 percent from a year ago largely as a result of natural depletion. The Partnership’s average realized natural gas price for the first quarter of 2008 increased $1.17 per Mcf from the year-earlier period, offsetting approximately $0.2 million of the decrease in sales attributable to production declines.
     The Partnership’s crude oil sales for the first quarter of 2008 totaled $1.1 million, a 72 percent increase from the first quarter of 2007. A $39.29 per barrel, or 65 percent, increase in the Partnership’s average realized oil price increased sales approximately $0.4 million from the first quarter of 2007. A four barrel per day increase in oil production from the first quarter of last year was attributable to a workover on the South Timbalier A-15 well during the first quarter of 2008.
     The Partnership sold an average of 33 barrels per day of natural gas liquids from processing gas during the first quarter of 2008, a 74 percent increase from 2007. The Partnership’s realized price for natural gas liquids increased to $44.46 in the first quarter of 2008.
     Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather in the Gulf of Mexico, the Partnership’s future production may be subject to more volatility than those companies with a larger or more diversified property portfolio.
     Oil and gas prices realized by the Partnership in recent quarters have been at historically high levels as geopolitical tensions throughout the world, rising demand from developing nations, and supply constraints have boosted market prices. Continued high commodity prices may lead to legislative action, including price controls, a windfall profits tax, and incentives to switch to alternative fuels. Declines in prices from changes in market conditions or federal legislation, coupled with the Partnership’s limited opportunity for production growth, would lead to lower revenues and cash available for distributions to partners.

Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 10 percent during the first quarter of 2008 compared to 14 percent during the same period in 2007. The lower rate reflected favorable reserve revisions booked in the fourth quarter of 2007, lower net amortizable cost, and higher oil and gas prices boosting current oil and gas sales. During the first quarter, the Partnership recognized $15,528 of accretion expense on the asset retirement obligation.
     Lease operating expense (LOE) for the first quarter of 2008 of $235,522 increased five percent from the first quarter of 2007 on higher workover costs. The Partnership worked-over the South Timbalier A-15 well during the first quarter of 2008. Administrative expense decreased two percent from the first quarter of 2007.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.6 million for the first three months of 2008. Net cash provided by operating activities in the quarter was up three percent from a year ago as a result of increases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at March 31, 2008. The Partnership did not have any contractual obligations as of March 31, 2008, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership’s cash capital expenditures totaled $26,843 for the first quarter of 2008 as it participated in two recompletion projects during the quarter. The Managing Partner initiated recompletions on the South Timbalier 295 A-17 and A-18 wells during the quarter, and both wells were being evaluated at the end of the period.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.5 million for the remainder of 2008. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.

     On March 12, 2008, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner unit. The Partnership made a cash distribution to Investing Partners during the first quarter of 2007 of $2,000 per Investing Partner Unit. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2008 of $13,225 per Unit was offered to Investing Partners in April 2008, based on a valuation date of December 31, 2007. The Investing Partners have until May 23, 2008 to offer their Units under the current right of presentment.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2007 or the first three months of 2008.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management, including the Managing Partner’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
     There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2008, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2007.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, General Partner

Dated: May 9, 2008	/s/ Roger B. Plank
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: May 9, 2008	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX
     Exhibits         Description
31.1	— Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer

31.2	— Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer

32.1	— Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer