Form 10-Q
period 2008-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2008-08-08
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 0-13546
APACHE OFFSHORE INVESTMENT PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1464066

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX	77056-4400

(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
Number of Registrant’s units, outstanding as of June 30, 2008                                        1,037

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
REVENUES:
Oil and gas sales	$2,601,783	$1,806,048	$4,793,207	$3,694,329
Interest income	8,716	22,122	27,002	51,663

	2,610,499	1,828,170	4,820,209	3,745,992

EXPENSES:
Depreciation, depletion and amortization	233,322	235,925	459,152	507,915
Asset retirement obligation accretion	15,755	11,047	31,283	21,936
Lease operating expenses	271,454	479,277	506,976	703,447
Gathering and transportation costs	10,472	25,218	30,862	50,498
Administrative	103,250	107,000	208,000	214,000

	634,253	858,467	1,236,273	1,497,796

NET INCOME	$1,976,246	$969,703	$3,583,936	$2,248,196

NET INCOME ALLOCATED TO:
Managing Partner	$437,774	$238,691	$798,530	$544,867
Investing Partners	1,538,472	731,012	2,785,406	1,703,329

	$1,976,246	$969,703	$3,583,936	$2,248,196

NET INCOME PER INVESTING PARTNER UNIT	$1,485	$698	$2,686	$1,626

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,035.8	1,047.2	1,037.0	1,047.7

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,583,936	$2,248,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	459,152	507,915
Asset retirement obligation accretion	31,283	21,936
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	(88,684)	177,757
Increase (decrease) in receivable from/payable to Apache Corporation	(70,367)	(19,290)
Increase (decrease) in accrued operating expenses	(70,008)	(14,933)

Net cash provided by operating activities	3,845,312	2,921,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(30,432)	(138,231)

Net cash used in investing activities	(30,432)	(138,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(119,227)	(55,568)
Distributions to Investing Partners	(2,076,388)	(2,096,555)
Distributions to Managing Partner	(771,107)	(574,676)

Net cash used in financing activities	(2,966,722)	(2,726,799)

NET INCREASE IN CASH AND CASH EQUIVALENTS	848,158	56,551

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,781,885	2,358,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,630,043	$2,415,550

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,630,043	$2,781,885
Accrued revenues receivable	450,943	362,259
Receivable from Apache Corporation	19,395	—

	4,100,381	3,144,144

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	186,030,434	185,999,480
Less – Accumulated depreciation, depletion and amortization	(181,295,065)	(180,835,913)

	4,735,369	5,163,567

	$8,835,750	$8,307,711

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$50,972
Accrued exploration and development	522	—
Accrued operating expenses	168,310	238,318

	168,832	289,290

ASSET RETIREMENT OBLIGATION	1,089,602	1,058,319

PARTNERS’ CAPITAL:
Managing Partner	58,626	31,203
Investing Partners (1,029.5 and 1,038.2 units outstanding respectively)	7,518,690	6,928,899

	7,577,316	6,960,102

	$8,835,750	$8,307,711

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation, a Delaware corporation (Apache or the Managing Partner), as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and the Operating Partnership. The term “Partnership”, as used herein, refers to the Investment Partnership or the Operating Partnership, as the case may be.
     The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership’s latest annual report on Form 10-K.
1. RECEIVABLE FROM/PAYABLE TO APACHE CORPORATION
     The receivable from/payable to Apache represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2008 of $13,225 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2008, based on a valuation date of December 31, 2007. As a result, the Partnership purchased 8.67 Units in June 2008 for a total of $119,227. The Investing Partners will have a second right of presentment during the fourth quarter of 2008 based on a valuation date of June 30, 2008.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2008 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.
3. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first six months of 2008:

Asset retirement obligation at December 31, 2007	$1,058,319
Accretion expense	31,283

Asset retirement obligation at June 30, 2008	$1,089,602

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
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the second quarter of 2008 of $2.0 million, up from earnings of $1.0 million in the second quarter 2007. Net income per Investing Partner Unit more than doubled from a year ago, increasing from $698 per Unit in the second quarter 2007 to $1,485 per Unit in the current quarter. Higher oil and gas prices and lower repair costs in the current period contributed to the increase in net income.
     Net income for the first six months of 2008 totaled $3.6 million or $2,686 per Investing Partner Unit. Net income for the same period in 2007 totaled $2.2 million or $1,626 per Investing Partner Unit. Higher oil and gas prices during the first six months of 2008 contributed to the 59 percent increase in net income from the comparable period in 2007.
     Total revenues for the second quarter increased 43 percent from a year ago, increasing to $2.6 million in 2008. For the six months ending June 30, 2008, revenues were $4.8 million, or 29 percent above the revenues for the same period in 2007 on higher oil and gas sales.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Gas volume – Mcf per day	1,090	1,465	(26%)	1,163	1,644	(29%)
Average gas price – per Mcf	$11.63	$7.73	50%	$9.91	$7.45	33%
Oil volume – barrels per day	117	114	3%	120	116	3%
Average oil price – per barrel	$125.84	$65.64	92%	$112.57	$63.06	79%
NGL volume – barrels per day	18	24	(25%)	25	22	14%
Average NGL price – per barrel	$62.95	$43.80	44%	$50.99	$38.57	32%
Oil and Gas Sales
     Natural gas sales for the second quarter of 2008 totaled $1.2 million, up 12 percent from the second quarter of 2007 on higher gas prices. The Partnership’s average realized natural gas price for the second quarter of 2008 increased $3.90 per Mcf, or 50 percent, from the year-earlier period. Natural gas volumes on a daily basis decreased 26 percent from a year ago largely as a result of natural depletion.
     The Partnership’s crude oil sales for the second quarter of 2008 totaled $1.3 million, a 98 percent increase from the second quarter of 2007. A $60.20 per barrel, or 92 percent, increase in the Partnership’s average realized oil price increased sales approximately $0.6 million from the second quarter of 2007. A three barrel per day increase in oil production from the second quarter of last year also contributed to the higher sales in 2008.
     Gas sales for the first six months of 2008 of $2.1 million decreased five percent, when compared to the same period in 2007. Largely reflecting natural depletion, daily gas production for the first six months of 2008 declined 29 percent when compared to the same period in 2007. The Partnership’s average realized gas prices increased 33 percent when compared with the first six months of 2007, increasing to $9.91 per Mcf in the first half of 2008.
     For the six months ended June 30, 2008, oil sales increased 86 percent from a year ago to $2.5 million. The Partnership’s average realized oil price for the first half of 2008 was up 79 percent from the comparable period in 2007. Oil production during the first half of 2008 was up slightly over the same period a year ago, increasing to 120 barrels of oil per day in 2008.
     The Partnership sold an average of 25 barrels per day of natural gas liquids from processing gas during the first half of 2008, a 14 percent increase from 2007. The Partnership’s realized price for natural gas liquids increased to $50.99 in the first six months of 2008.

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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately nine percent during the second quarter of 2008 compared to 13 percent during the same period in 2007. The Partnership’s DD&A rate for six months ending June 30, 2008 was 10 percent, expressed as a percentage of oil and gas sales. The decline in rate as a percentage of sales reflected favorable reserve revisions booked in the fourth quarter of 2007, lower net amortizable cost, and higher oil and gas prices boosting current oil and gas sales. During the second quarter, the Partnership recognized $15,755 of accretion expense on the asset retirement obligation. Accretion expense totaled $31,283 for the six-month period ending June 30, 2008 compared to $21,936 during the comparable period in 2007.
     Lease operating expense (LOE) for the second quarter of 2008 of $271,454 decreased 43 percent from the second quarter of 2007 on lower repair costs. Sandblasting, painting and repairs on the North Padre Island 969 platform contributed to the higher than usual lease operating expense during the second quarter of 2007. Year-to-date lease operating expense in 2007 was also higher as a result of the high repair and maintenance costs at North Padre Island 969. Administrative expense decreased four percent from the second quarter of 2007 and decreased three percent from the six month period ending June 30, 2007.
     Gathering and transportation costs during the second quarter of 2008 and first half of 2008 declined 58 percent and 39 percent, respectively, from the comparable period in 2007 as a result of lower gas sales volumes.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $3.8 million for the first six months of 2008. Net cash provided by operating activities in the quarter was up 32 percent from a year ago as a result of increases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2008. The Partnership did not have any contractual obligations as of June 30, 2008, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership’s cash capital expenditures totaled $30,432 for the first six months of 2008 as it participated in two recompletion projects during the period. The Managing Partner initiated recompletions on the South Timbalier 295 A-17 and A-18 wells during 2008. The A-18 recompletion was unsuccessful and the A-17 is being evaluated for additional work.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.5 million for the remainder of 2008. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     On March 12, 2008, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner Unit. The Partnership also paid a distribution of $2,000 per unit during the first half of 2007. The total distribution during the first half of 2008 was down slightly from the first half of 2007 as a result of fewer units outstanding in 2008. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2008 of $13,225 per Unit was offered to Investing Partners in April 2008, based on a valuation date of December 31, 2007. As a result, the Partnership purchased 8.67 Units in June 2008 for a total of $119,227. The Investing Partners will have a second right of presentment during the fourth quarter of 2008 based on a valuation date of July 31, 2008.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the fourth quarter of 2008 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including a limit of 10 percent of the outstanding Units on an annual basis.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2007 or the first six months of 2008.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4T – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management, including the Managing Partner’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
During the quarter ended June 30, 2008, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
a.	None

b.	None

c.	The following table presents information on Units purchased during the quarter ended June 30, 2008:

Issuer Purchases of Equity Securities
Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
April 1 to April 30, 2008	None	N/A
May 1 to May 31, 2008	None	N/A
June 1 to June 30, 2008	8.67	$13,225 (1)

(1)	Before interest.
Units are purchased under terms of the Amended Partnership Agreement which had previously been announced to Investing Partners in the Partnership. The Amended Partnership Agreement contains limitations on the number of Units that can be repurchased including a limit of 10 percent of the Outstanding Units on an annual basis. See Note 2 (Right of Presentment) to the Consolidated Financial Statements for total cash outlays for Unit purchases during the quarter and additional limitations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On June 6, 2008, certain affiliates of MacKenzie Patterson Fuller, LP (Purchasers) announced a tender offer to purchase up to 207 Units for $13,850 per Unit, less the amount of any distributions declared or made with respect to the Units between June 6, 2008 and July 18, 2008 (the offer expiration date). According to reports filed by the Purchasers with the SEC, the offer resulted in the tender, and the acceptance for payment by the Purchasers, of a total of 7.1728 Units. Upon completion of the offer, the Purchasers held an aggregate of 7.1728 Units, or approximately 0.7 percent of the total Investing Partner outstanding Units.

ITEM 6. EXHIBITS
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, Managing Partner

Dated: August 8, 2008	/s/ Roger B. Plank
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: August 8, 2008	/s/ Rebecca A. Hoyt
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