Form 10-Q
period 2008-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2008-11-10
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     ☐          NO     ☑
Number of Registrant’s units, outstanding as of September 30, 2008    1,030

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
REVENUES:
Oil and gas sales	$2,027,808	$1,870,931	$6,821,015	$5,565,260
Interest income	14,517	32,105	41,519	83,768

	2,042,325	1,903,036	6,862,534	5,649,028

EXPENSES:
Depreciation, depletion and amortization	209,517	249,533	668,669	757,448
Asset retirement obligation accretion	15,986	11,211	47,269	33,147
Lease operating expenses	354,715	255,896	861,691	959,343
Gathering and transportation costs	20,664	22,011	51,526	72,509
Administrative	138,000	107,000	346,000	321,000

	738,882	645,651	1,975,155	2,143,447

NET INCOME	$1,303,443	$1,257,385	$4,887,379	$3,505,581

NET INCOME ALLOCATED TO:
Managing Partner	$297,483	$296,888	$1,096,013	$841,755
Investing Partners	1,005,960	960,497	3,791,366	2,663,826

	$1,303,443	$1,257,385	$4,887,379	$3,505,581

NET INCOME PER INVESTING PARTNER UNIT	$977	$920	$3,665	$2,545

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,029.5	1,044.0	1,034.5	1,046.5

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,887,379	$3,505,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	668,669	757,448
Asset retirement obligation accretion	47,269	33,147
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	105,217	221,933
Increase (decrease) in receivable from/payable to Apache Corporation	150,131	(296,887)
Increase (decrease) in accrued operating expenses	(120,509)	17,195

Net cash provided by operating activities	5,738,156	4,238,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(198,496)	(146,488)

Net cash used in investing activities	(198,496)	(146,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	(119,227)	(55,568)
Distributions to Investing Partners	(2,076,388)	(2,096,555)
Distributions to Managing Partner	(1,084,143)	(881,792)

Net cash used in financing activities	(3,279,758)	(3,033,915)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,259,902	1,058,014

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,781,885	2,358,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,041,787	$3,417,013

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,041,787	$2,781,885
Accrued revenues receivable	257,042	362,259

	5,298,829	3,144,144

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	186,454,638	185,999,480
Less — Accumulated depreciation, depletion and amortization	(181,504,582)	(180,835,913)

	4,950,056	5,163,567

	$10,248,885	$8,307,711

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Distributions payable	$3,603,337	$—
Payable to Apache Corporation	201,103	50,972
Accrued exploration and development	256,662	—
Accrued operating expenses	117,809	238,318

	4,178,911	289,290

ASSET RETIREMENT OBLIGATION	1,105,588	1,058,319

PARTNERS’ CAPITAL:
Managing Partner	43,073	31,203
Investing Partners (1,029.5 and 1,038.2 units outstanding respectively)	4,921,313	6,928,899

	4,964,386	6,960,102

	$10,248,885	$8,307,711

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
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment offer for 2008 of $13,225 per Unit, plus interest to the date of payment, was made to Investing Partners in April 2008, based on a valuation date of December 31, 2007. As a result, the Partnership purchased 8.67 Units in June 2008 for a total of $119,227. A second right of presentment for 2008 of $13,245 per Unit, plus interest to the date of payment, was made to Investing Partners on October 24, 2008, and based on a valuation date of June 30, 2008. The Investing Partners have until the close of business on November 24, 2008, whether or not to accept each Unit offered during this election period.
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
3. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first nine months of 2008:

Asset retirement obligation at December 31, 2007	$1,058,319
Accretion expense	47,269

Asset retirement obligation at September 30, 2008	$1,105,588

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of September 30, 2008, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2007, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the third quarter of 2008 of $1.3 million, essentially even with earnings for the third quarter 2007. Net income per Investing Partner Unit increased from $920 per Unit in the third quarter 2007 to $977 per Unit in the current quarter, with a slight decline in the number of units outstanding in 2008. Higher oil and gas prices in 2008 more than offset the impact of higher workover costs and hurricane-related downtime during the quarter.
     During the third quarter of 2008, the Partnership’s operations were impacted by Hurricanes Gustav and Ike which struck the U.S. Gulf Coast and came ashore in Louisiana and Texas, respectively. The hurricanes combined to shut-in the Partnership’s production at Ship Shoal 258/259 and South Timbalier 295 for 32 days during the quarter. While operators continue to inspect platforms and equipment and work to restoring production, the Partnership appears to have avoided major damage to its facilities. Based on initial assessments, physical damage to the Partnership properties primarily consists of damage to a flowline between the Ship Shoal 258 and Ship Shoal 259 platforms and damage to handrails, boat landings and instrumentation on the platforms at Ship Shoal 258/259 and South Timbalier 295. It is currently estimated that the cost of repairs will total less than $100,000.
     Restoration of the Partnership’s production is, in part, dependent upon repairs to damage to third-party pipelines and processing facilities, which the Partnership relies upon to transport and process its crude oil and natural gas. Restoration of full production is dependent on numerous factors, many of which are beyond the Partnership’s control, but it is anticipated to be substantially completed around the end of 2008.
     Net income for the first nine months of 2008 totaled $4.9 million or $3,665 per Investing Partner Unit. Net income for the same period in 2007 totaled $3.5 million or $2,545 per Investing Partner Unit. Higher oil and gas prices during the first nine months of 2008 contributed to the 39 percent increase in net income from the comparable period in 2007.
     Total revenues for the third quarter increased seven percent from a year ago, increasing to $2.0 million in 2008. For the nine months ending September 30, 2008, revenues were $6.9 million, or 21 percent above the revenues for the same period in 2007 on higher oil and gas sales.
     Crude oil and natural gas prices remained strong through July, but began weakening in August and September. Since the end of the quarter, we have seen further price reduction with the perception of future demand altered by the turmoil in the financial markets and the current economic outlook for the U.S. Declines in prices from changes in market conditions or federal legislation, coupled with the Partnership’s limited opportunity for production growth, would lead to lower revenues, net income and cash available for distributions to partners.

     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Gas volume — Mcf per day	1,190	1,428	(17)%	1,172	1,571	(25)%
Average gas price — per Mcf	$10.10	$6.14	64%	$9.98	$7.05	42%
Oil volume — barrels per day	72	128	(44)%	104	120	(13)%
Average oil price — per barrel	$126.20	$77.16	64%	$115.72	$68.13	70%
NGL volume — barrels per day	14	31	(55)%	22	25	(12%)
Average NGL price — per barrel	$69.08	$53.05	30%	$55.00	$44.68	23%
Oil and Gas Sales
     Natural gas sales for the third quarter of 2008 totaled $1.1 million, up 37 percent from the third quarter of 2007 on higher gas prices. The Partnership’s average realized natural gas price for the third quarter of 2008 increased $3.96 per Mcf, or 64 percent, from the year-earlier period. Natural gas volumes on a daily basis decreased 17 percent from a year ago largely as a result of natural depletion and weather-related downtime at Ship Shoal 258/259 and South Timbalier 295. The two fields were shut-in for 32 days during the quarter, as a result of Hurricanes Gustav and Ike. Production from the Ship Shoal 259 wells, the majority of the Ship Shoal 258/259 production, was restored on October 29th. Restoration of the Ship Shoal 258 production requires repairs to a flowline between the Ship Shoal 258 and Ship Shoal 259 facilities. The Partnership is waiting on repairs to a third-party facility to restart production from the South Timbalier 295 field.
     The Partnership’s crude oil sales for the third quarter of 2008 totaled $.8 million, a nine percent decrease from the third quarter of 2007. A 56 barrel per day decrease in oil production from the third quarter of last year contributed to the lower sales in 2008. The drop in production from a year ago primarily reflected downtime at South Timbalier 295 for Hurricanes Gustav and Ike. A $49.04 per barrel, or 64 percent, increase in the Partnership’s average realized oil price offset approximately $0.6 million of the sales decline from the third quarter of 2007.
     Gas sales for the first nine months of 2008 of $3.2 million increased six percent, when compared to the same period in 2007. The Partnership’s average realized gas prices increased 42 percent when compared with the first nine months of 2007, increasing to $9.98 per Mcf in the first nine months of 2008. Largely reflecting natural depletion, daily gas production for the first nine months of 2008 declined 25 percent when compared to the same period in 2007.
     For the nine months ended September 30, 2008, oil sales increased 47 percent from a year ago to $3.3 million. The Partnership’s average realized oil price for the first nine months of 2008 was up 70 percent from the comparable period in 2007. Oil production during the first nine months of 2008 was down 13 percent over the same period a year ago, decreasing to 104 barrels of oil per day in 2008. The production decline from 2007 was attributable to natural depletion and downtime for Hurricanes Gustav and Ike.
     The Partnership sold an average of 22 barrels per day of natural gas liquids from processing gas during the first nine months of 2008, a 12 percent decrease from 2007. The Partnership’s realized price for natural gas liquids increased to $55.00 in the first nine months of 2008.
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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 10 percent during the nine months of 2008 compared to 14 percent during the same period in 2007. The decline in rate as a percentage of sales reflected favorable reserve revisions booked in the fourth quarter of 2007, lower net amortizable cost, and higher oil and gas prices boosting current oil and gas sales. During the third quarter, the Partnership recognized $15,986 of accretion expense on the asset retirement obligation. Accretion expense totaled $47,269 for the nine-month period ending September 30, 2008 compared to $33,147 during the comparable period in 2007.
     Lease operating expense (LOE) for the third quarter of 2008 of $354,715 increased 39 percent from the third quarter of 2007 as workover costs at South Timbalier 295 and Matagorda Island 681/682 boosted LOE costs in the period. LOE during the first nine months of 2007 was higher than the comparable period in 2008, as a result of higher repair and maintenance costs at North Padre Island 969 in 2007.
     Administrative expense increased $31,000 or 29 percent from the third quarter of 2007 and was up eight percent from the nine-month period ending September 30, 2007 largely as a result of legal costs associated with the third-party tender offer described under Part II, Item 5 of this quarterly report on Form 10-Q.
     Gathering and transportation costs during the third quarter of 2008 and first nine months of 2008 declined six percent and 29 percent, respectively, from the comparable period in 2007 as a result of lower gas sales volumes.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $5.7 million for the first nine months of 2008. Net cash provided by operating activities in the quarter was up 35 percent from a year ago as a result of increases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2008. The Partnership did not have any contractual obligations as of September 30, 2008, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership’s cash capital expenditures totaled $198,496 for the first nine months of 2008, as it participated in four recompletion projects during the period. The Managing Partner initiated recompletions at the South Timbalier 295 and Matagorda Island 681/682 during 2008. The South Timablier A-18 recompletion was unsuccessful, while the South Timbalier A-17 is being evaluated for additional work. The two recompletions at Matagorda Island 681/682 were both successful.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.5 million for the remainder of 2008. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     On March 12, 2008, the Partnership paid distributions to Investing Partners totaling $2.1 million, or $2,000 per Investing Partner Unit. On October 16, 2008, a distribution of $3,500 per Investing Partner Unit was made to Investing Partners which totaled $3.6 million. During 2007, the Partnership paid total distributions of $4,000 per Investing Partner Unit. The increase in total per Unit distributions in 2008 was attributable to the higher oil and gas prices realized by the Partnership in 2008. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     As provided in the Amended Partnership Agreement, a first right of presentment offer for 2008 of $13,225 per Unit was offered to Investing Partners in April 2008, based on a valuation date of December 31, 2007. As a result, the Partnership purchased 8.67 Units in June 2008 for a total of $119,227. A second right of presentment for 2008 of $13,245 per Unit, plus interest to the date of payment, was made to Investing Partners on October 24, 2008, and based on a valuation date of June 30, 2008. The Investing Partners have until the close of business on November 24, 2008, whether or not to accept each Unit offered during this election period.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2007 or the first nine months of 2008.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4T — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s President, Chief Executive Officer and Chief Operating Officer, and Roger B. Plank, the Managing Partner’s Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management, including the Managing Partner’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
During the quarter ended September 30, 2008, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On June 6, 2008, certain affiliates of MacKenzie Patterson Fuller, LP (Purchasers) announced a tender offer to purchase up to 207 Units for $13,850 per Unit, less the amount of any distributions declared or made with respect to the Units between June 6, 2008 and July 18, 2008 (the offer expiration date). According to reports filed by the Purchasers with the SEC, the offer resulted in the tender, and the acceptance for payment by the Purchasers, of a total of 7.1728 Units. Upon completion of the offer, the Purchasers hold an aggregate of 7.1728 Units, or approximately 0.7 percent of the total Investing Partner outstanding Units.
ITEM 6. EXHIBITS
a. Exhibits
31.1	- Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Executive Officer

31.2	- Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Chief Financial Officer

32.1	- Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: November 10, 2008	/s/ Roger B. Plank
Roger B. Plank
Executive Vice President and Chief Financial Officer

Dated: November 10, 2008	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (Chief Accounting Officer)