Form 10-Q
period 2009-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2009-05-08
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-13546
APACHE OFFSHORE INVESTMENT PARTNERSHIP
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1464066 (I.R.S. Employer Identification No.)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices)
Registrant’s Telephone Number, Including Area Code: (713) 296-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Number of registrant’s units outstanding as of March 31, 2009	1,022

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

REVENUES:
Oil and gas sales	$1,131,168	$2,191,424
Interest income	130	18,286

	1,131,298	2,209,710

EXPENSES:
Depreciation, depletion and amortization	295,532	225,830
Asset retirement obligation accretion	16,459	15,528
Lease operating expenses	387,835	235,522
Gathering and transportation costs	19,967	20,390
Administrative	112,500	104,750

	832,293	602,020

NET INCOME	$299,005	$1,607,690

NET INCOME ALLOCATED TO:
Managing Partner	$115,563	$360,756
Investing Partners	183,442	1,246,934

	$299,005	$1,607,690

NET INCOME PER INVESTING PARTNER UNIT	$180	$1,201

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,038.2

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$299,005	$1,607,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	295,532	225,830
Asset retirement obligation accretion	16,459	15,528
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	196,239	(53,024)
(Increase) decrease in receivable from/payable to Apache Corporation	(84,281)	(104,570)
Increase (decrease) in accrued operating expenses	2,005	(102,159)

Net cash provided by operating activities	724,959	1,589,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(473,815)	(26,843)

Net cash used in investing activities	(473,815)	(26,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	—	(2,076,388)
Distributions to Managing Partner	(145,333)	(334,236)

Net cash used in financing activities	(145,333)	(2,410,624)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,811	(848,172)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,131,615	2,781,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,237,426	$1,933,713

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,237,426	$1,131,615
Accrued revenues receivable	134,579	330,818

	1,372,005	1,462,433

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	187,422,255	186,955,531
Less — Accumulated depreciation, depletion and amortization	(182,033,078)	(181,737,546)

	5,389,177	5,217,985

	$6,761,182	$6,680,418

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$162,336	$246,617
Accrued exploration and development	15,538	22,629
Accrued operating expenses	100,611	98,606

	278,485	367,852

ASSET RETIREMENT OBLIGATION	1,138,267	1,121,808

PARTNERS’ CAPITAL:
Managing Partner	34,695	64,465
Investing Partners (1,021.5 units outstanding)	5,309,735	5,126,293

	5,344,430	5,190,758

	$6,761,182	$6,680,418

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
2. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2009. The per-unit value was determined to be $9,497 based on the valuation date of December 31, 2008. The Partnership will not repurchase any Units during the first half of 2009 as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2009 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
3. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first three months of 2009:

Asset retirement obligation at December 31, 2008	$1,121,808
Accretion expense	16,459

Asset retirement obligation at March 31, 2009	$1,138,267

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

4. RECENTLY ISSUED ACCOUNTING STANDARDS
     In January 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. The Partnership is continuing to evaluate the impact of this release.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of March 31, 2009, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2008, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the first quarter of 2009 of $0.3 million, down from earnings of $1.6 million in the first quarter 2008. Net income per Investing Partner Unit decreased 85 percent from a year ago, down from $1,201 per Unit in the first quarter 2008, to $180 per Unit in the current quarter. Significantly lower oil and gas prices resulting from the falling demand for oil and natural gas and the uncertain outlook for the world economy contributed to the decrease in net income from a year ago.
     Total revenues for the first quarter of 2009 dropped to approximately half the revenues a year ago, declining to $1.1 million in 2009. The decline reflected lower realized oil and gas prices in 2009, which declined 62 percent and 40 percent, respectively, from the first quarter of 2008.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Three Months
	Ended March 31,		Increase
	2009	2008	(Decrease)
Gas volume — Mcf per day	1,587	1,236	28%
Average gas price — per Mcf	$5.02	$8.39	(40)%
Oil volume — barrels per day	113	123	(8)%
Average oil price — per barrel	$37.74	$99.85	(62)%
Natural gas liquids (NGL) volume — barrels per day	15	33	(55)%
Average NGL price — per barrel	$23.79	$44.46	(46)%
Oil and Gas Sales
     Natural gas sales for the first quarter of 2009 totaled $0.7 million, down 24 percent from the first quarter of 2008. The Partnership’s average realized natural gas price for the first quarter of 2009 decreased $3.37 per Mcf, or 40 percent, from the year-earlier period, offsetting approximately $0.2 million of the favorable impact from production increases. Natural gas volumes on a daily basis increased 28 percent from a year ago as a result of successful recompletions and workovers at Matagorda Island 681/682 and workovers at North Padre Island 969/976 during the second half of 2008. Further increase in the Partnership’s gas production was hindered by a rupture in a third-party gas pipeline which necessitated the Partnership shut-in Matagorda Island 681/682 production during the quarter. The field, which was producing approximately 1,100 Mcf per day net to the Partnership, was shut-in for 42 days during the quarter. Repairs to the third-party pipeline and resumption of production from the Matagorda Island 681/682 field are currently projected for mid-July of this year.
     The Partnership’s crude oil sales for the first quarter of 2009 totaled $0.4 million, a 66 percent decrease from the first quarter of 2008. A $62.11 per barrel, or 62 percent, decrease in the Partnership’s average realized oil price decreased sales approximately $0.7 million from the first quarter of 2008. A ten barrel per day decrease in oil production from the first quarter of last year was attributable to natural declines in the South Timbalier 295 field.

     The Partnership sold an average of 15 barrels per day of natural gas liquids from processing gas during the first quarter of 2009, a 55 percent decrease from 2008. The Partnership’s realized price for natural gas liquids decreased to $23.79 in the first quarter of 2009.
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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 26 percent during the first quarter of 2009 compared to 10 percent during the same period in 2008. The higher rate as a percentage of sales reflected negative reserve revisions booked in the fourth quarter of 2008 and lower oil and gas prices in 2009. On a per barrel of oil equivalent (boe) basis, DD&A increased to $8.38 per boe in the first quarter of 2009 from $6.86 per boe in the comparable period in 2008 on higher capitalized cost and the unfavorable reserve revisions during the fourth quarter of 2008. During the first quarter of 2009, the Partnership recognized $16,459 of accretion expense on the asset retirement obligation compared to $15,528 in the first quarter of 2008.
     Lease operating expense (LOE) for the first quarter of 2009 of $387,835 increased 65 percent from the first quarter of 2008 on higher workover costs and repairs and maintenance costs. During the first quarter of 2009, the Partnership participated in workovers on three wells at North Padre Island and two wells at South Timbalier 295. Lease operating expense for the quarter also included repairs to a compressor on the South Timbalier 295 platform, and repairs for damage to a boat landing caused by Hurricane Ike. Administrative expense increased seven percent from the first quarter of 2008.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.7 million for the first three months of 2009. Net cash provided by operating activities in the quarter was down 54 percent from a year ago as a result of decreases in oil and gas prices. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs. Cash provided by operating activities will be reduced in the second quarter of 2009 as a result of the shut-in of Matagorda 681/682 for third-party pipeline repairs and continued low oil and gas prices. The Partnership expects oil and gas prices in 2009 to remain below levels realized in 2008.
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

Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2009. The Partnership did not have any contractual obligations as of March 31, 2009, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership’s capital expenditures totaled $473,815 for the first quarter of 2009 as it participated in two recompletion projects during the quarter. The Partnership is also participating in drilling a development well at North Padre Island 969. The Partnership is utilizing available funds to participate in development activities recommended by the operator of the North Padre Island 969 field and by the Managing Partner which will maintain the Partnership’s production and develop its’ proved undeveloped reserves.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.8 million for the remainder of 2009. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     No distributions were made to Investing Partners during the first quarter of 2009 as cash provided by operating activities was largely used to fund capital expenditures during the quarter. The Partnership made a cash distribution to Investing Partners during the first quarter of 2008 of $2,000 per Investing Partner Unit.
     The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations. If commodity prices remain at or decline from levels realized during the first quarter of 2009, the Partnership will significantly decrease distributions in other quarters in 2009 or make no distributions at all during 2009.
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2009. The per-unit value was determined to be $9,497 based on the valuation date of December 31, 2008. The Partnership will not repurchase any Units during the first half of 2009 as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2009 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
Pricing Trends
     First-quarter 2009 average realized prices were substantially lower than 2008 first-quarter prices. The Partnership’s average natural gas price realizations have been on a downward trend since peaking in July 2008, reaching a low in March 2009 of $3.97 per Mcf. Our crude oil price realizations followed a similar trend, bottoming in December 2008 at $34.61 per barrel, before rebounding to $45.23 in March 2009. Crude oil trades in a global market; consequently, prices for all types and grades of crude oil generally move in the same direction. Natural gas has a limited global transportation system and, therefore, is subject to local supply and demand conditions.

     The Partnership’s prices generally track New York Mercantile Exchange (NYMEX) prices. The following is a table of the published monthly average NYMEX prices for the first quarter of 2009 and 2008:

	2009			2008
	March	February	January	March	February	January
Crude Oil	$48.25	$39.47	$41.99	$105.15	$94.92	$92.96
Natural Gas	$4.13	$4.49	$5.96	$9.11	$8.03	$7.08
     Continued lower prices will negatively impact the Partnership’s future oil and gas production revenues, earnings and liquidity. Commodity prices are volatile, and future prices cannot be accurately predicted. The Managing Partner believes that certain service costs will be reduced by vendors and service providers, but historically there has been a lag between a precipitous drop in commodity prices and the underlying service costs necessary to develop and produce oil and natural gas.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2008 or the first three months of 2009.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Roger B. Plank, the Managing Partner’s President (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 — “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A — “Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in our most recently filed Form 10-K.
All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2009, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
a.	Exhibits
31.1	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer

31.2	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer

32.1	—	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, Managing Partner
Dated: May 8, 2009	/s/ Roger B. Plank
Roger B. Plank
President (principal financial officer) of Apache Corporation, Managing Partner

Dated: May 8, 2009	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (principal accounting officer) of Apache Corporation, Managing Partner