Form 10-Q
period 2009-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2009-08-07
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-13546
APACHE OFFSHORE INVESTMENT PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1464066 (I.R.S. Employer Identification No.)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 296-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of registrant’s units outstanding as of June 30, 2009	1,022

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUES:
Oil and gas sales	$759,274	$2,601,783	$1,890,442	$4,793,207
Interest income	34	8,716	164	27,002

	759,308	2,610,499	1,890,606	4,820,209

EXPENSES:
Depreciation, depletion and amortization	182,858	233,322	478,390	459,152
Asset retirement obligation accretion	16,700	15,755	33,159	31,283
Lease operating expenses	375,362	271,454	763,197	506,976
Gathering and transportation costs	8,715	10,472	28,682	30,862
Administrative	112,500	103,250	225,000	208,000

	696,135	634,253	1,528,428	1,236,273

NET INCOME	$63,173	$1,976,246	$362,178	$3,583,936

NET INCOME ALLOCATED TO:
Managing Partner	$47,811	$437,774	$163,374	$798,530
Investing Partners	15,362	1,538,472	198,804	2,785,406

	$63,173	$1,976,246	$362,178	$3,583,936

NET INCOME PER INVESTING PARTNER UNIT	$15	$1,485	$195	$2,686

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1021.5	1,035.8	1021.5	1,037.0

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$362,178	$3,583,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	478,390	459,152
Asset retirement obligation accretion	33,159	31,283
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	124,627	(88,684)
Increase (decrease) in receivable from/payable to Apache Corporation	(20,241)	(70,367)
Increase (decrease) in accrued operating expenses	2,005	(70,008)

Net cash provided by operating activities	980,118	3,845,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(585,864)	(30,432)

Net cash used in investing activities	(585,864)	(30,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	—	(119,227)
Distributions to Investing Partners	—	(2,076,388)
Distributions to Managing Partner	(172,661)	(771,107)

Net cash used in financing activities	(172,661)	(2,966,722)

NET INCREASE IN CASH AND CASH EQUIVALENTS	221,593	848,158

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,131,615	2,781,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,353,208	$3,630,043

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,353,208	$1,131,615
Accrued revenues receivable	141,586	330,818
Accrued insurance receivable	64,605	–

	1,559,399	1,462,433

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	187,518,766	186,955,531
Less – Accumulated depreciation, depletion and amortization	(182,215,936)	(181,737,546)

	5,302,830	5,217,985

	$6,862,229	$6,680,418

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$226,376	$246,617
Accrued exploration and development	–	22,629
Accrued operating expenses	100,611	98,606

	326,987	367,852

ASSET RETIREMENT OBLIGATION	1,154,967	1,121,808

PARTNERS’ CAPITAL:
Managing Partner	55,178	64,465
Investing Partners (1,021.5 units outstanding)	5,325,097	5,126,293

	5,380,275	5,190,758

	$6,862,229	$6,680,418

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
     The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with 2008 Annual Report of Form 10-K, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of June 30, 2009, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report of Form 10-K for the fiscal year ended December 31, 2008.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserves and related present value estimates of future net cash flow therefrom, the present value of asset retirement obligations and contigency obligations. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 sets forth:
•	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
     SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. The Partnership adopted SFAS No. 165 as of June 30, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 3009 through August 7, 2009, which is the date the financial statements were issued.

New Pronouncements Issued But Not Yet Adopted
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
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification), which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature excluded from the Codification will be considered nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership will adopt SFAS No. 168 for the quarter ending September 30, 2009. The Partnership is currently evaluating the effect of the standard on its financial statement disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
2. PAYABLE TO APACHE CORPORATION
     The payable to Apache represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
3. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2009. The per-unit value was determined to be $9,497 based on the valuation date of December 31, 2008. The Partnership did not offer to purchase any Units during the first half of 2009, as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2009 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first six months of 2009:

Asset retirement obligation at December 31, 2008	$1,121,808
Accretion expense	33,159

Asset retirement obligation at June 30, 2009	$1,154,967

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

5. SUBSEQUENT EVENTS
     Subsequent events have been evaluated for recognition and disclosure through August 7, 2009, the date these financial statements were filed with the SEC. No significant subsequent events have been identified.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of June 30, 2009, and the period then ended, and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2008, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income of $63,173 for the second quarter of 2009, down from $1,976,246 in the second quarter of 2008. Net income per Investing Partner Unit fell to $15 per Unit in the second quarter of 2009, down from $1,485 per Unit in the second quarter of 2008. Lower oil and gas prices and volumes, along with higher lease operating expenses, lead to the significant decline in net income from a year ago. Oil and gas prices were at or near record highs during the second quarter of 2008 before beginning their decent in August 2008 to today’s lower levels.
     Net income for the six months ending June 30, 2009, totaled $362,178 compared to $3,583,936 for the six months ending June 30, 2008. Net income per Investing Partner Unit for the six-month period ending June 30, 2009 of $195 was down from $2,686 per Unit in the first six months of 2008. Significantly lower oil and gas prices resulting from the falling demand for oil and natural gas and the uncertain outlook for the world economy contributed to the decrease in net income from a year ago. Reduced oil and gas volumes and higher operating costs also contributed to the substantial decline in net income from a year ago.
     Total revenues dropped 71 percent from the second quarter of 2008 to the second quarter of 2009 on lower oil and gas prices and volumes in the second quarter of 2009. Realized oil and gas prices decreased 55 percent and 71 percent, respectively, from the same quarter in 2008. Year-to-date revenues in 2009 decreased 61 percent from the first half of 2008. Realized oil prices during the first six months of 2009 decreased 59 percent from a year ago, while realized gas prices decreased 54 percent from the comparable period in 2008. Interest income dropped from a year ago as a result of the significant decline in interest rates paid on cash equivalents and lower cash balances held by the Partnership in 2009.
     The Partnership’s oil and gas production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Gas volume – Mcf per day	696	1,090	(36%)	1,139	1,163	(2%)
Average gas price – per Mcf	$3.42	$11.63	(71%)	$4.53	$9.91	(54%)
Oil volume – barrels per day	97	117	(17%)	105	120	(13%)
Average oil price – per barrel	$56.38	$125.84	(55%)	$46.41	$112.57	(59%)
NGL volume – barrels per day	17	18	(6%)	16	25	(36%)
Average NGL price – per barrel	$28.37	$62.95	(55%)	$26.30	$50.99	(48%)
Oil and Gas Sales
     Natural gas sales totaled $216,822 in the second quarter of 2009, dropping $936,793 or 81 percent from the same period in 2008. The Partnership’s average realized natural gas price for the quarter decreased $8.21 per Mcf, or 71 percent, from the second quarter of 2008, reducing sales by $814,211 from a year ago. Natural gas volumes decreased 36 percent to 696 Mcf per day as Matagorda Island 681/682 was shut-in for the entire quarter for repairs to a third-party pipeline. The pipeline repairs required to resume production from the Matagorda Island 681/682 field are currently projected to be completed in August, 2009.
     The Partnership’s crude oil sales for the second quarter of 2009 totaled $497,406 or 63 percent less than the $1,345,374 of crude oil sales in the second quarter of 2008. The average realized price in the second quarter of 2009 of $56.38 per barrel fell 55 percent from the second quarter of 2008 price of $125.84 per barrel. The $69.46 per barrel decline in oil price reduced sales by $742,592. Crude oil volumes on a per day basis fell 17 percent from 117 barrels per day in 2008 to 97 barrels per day in 2009 largely as a result of natural depletion at SouthTimbalier 295.
     Natural gas sales for the first half of 2009 totaled $933,673 down 55 percent from the first half of 2008. The Partnership’s average realized gas prices fell 54 percent to $4.53 per Mcf from $9.91 per Mcf in the same period in the prior year. Price accounted for the majority of the $1,164,020 decline in gas sales for the first six months. Natural gas volumes decreased two percent for the same period a year ago. The Partnership’s gas production was hindered by the continued shut-in of Matagorda Island 681/682 necessitated by a rupture in a third-party gas pipeline during the first quarter of 2009. After recompletion operations during the second half of 2008, the field was producing approximately 1,100 Mcf per day net to the Partnership when it was shut-in during the first quarter of 2009. The impact of the Matagorda Island shut-in and natural declines was mitigated by increased production from workovers at North Padre Island 969/976.
     Crude oil sales for the six months ending 2009 decreased 64 percent from the same period in the prior year. Oil sales decreased from $2,459,707 in the first six months of 2008 to $880,680 in the first six months of 2009. The average realized price for the oil decreased 59 percent between the second quarter 2009 and 2008, dropping to $46.41 per barrel in the 2009. The $66.16 per barrel decline in oil prices from a year ago reduced sales by $1,445,656. The Partnership’s crude oil volumes decreased from 120 barrels per day to 105 barrels per day or 13 percent between the second quarter 2009 and same period 2008. The 15 barrel per day decrease is primarily attributable to natural declines in the South Timbalier 295 field.
     The Partnership sold 16 barrels per day of natural gas liquids in the first half of 2009 down from 25 barrels per day in the first half of 2008.
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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 24 percent during the second quarter of 2009 compared to nine percent for the same period in 2008. DD&A expressed as a percentage of oil and gas sales for the six months was 25 percent and 10 percent for the respective years. The higher rates as a percentage of sales reflected negative reserve revision booked in the fourth quarter of 2008 and lower oil and gas prices in 2009. On a per barrel of oil equivalent (boe) basis, DD&A increased to $8.51 per boe in the first six months of 2009 from $7.44 per boe in the comparable period in 2008 on higher capitalized cost and the unfavorable reserve revisions during the fourth quarter of 2008.
     The Partnership recognized $16,700 in asset retirement obligation accretion compared to $15,755 for the second quarter of 2009 and 2008, respectively. For the six months ending June 30, 2009 and 2008 the Partnership recognized $33,159 and $31,283, respectively. Gathering and transportation costs decreased 17 percent for the quarters and seven percent for the years reflecting the corresponding decrease in volumes.
     Lease operating expenses (LOE) for the second quarter of 2009 of $375,362 increased 38 percent from the second quarter of 2008 on higher workover and repair and maintenance costs. Maintenance was performed on Matagorda Island 681 platform while the field was shut-in for third-party pipeline repairs. In addition, workovers were performed on North Padre 969/976 by an outside operator. The quarter’s LOE excludes $64,605 of expected insurance reimbursement for Hurricane Ike damage. The repair cost subject to insurance reimbursement is primarily for a gathering line at Ship Shoal 258/259 and for handrail, grating and decking repairs on various platforms.

     LOE for the first half of 2009 was up 51 percent from the same period a year ago. During the first six months of 2009 the Partnership participated in workovers on three wells at North Padre Island and two wells at South Timbalier 295. LOE for the period also included repairs to a compressor on the South Timbalier 295 platform and maintenance cost at Matagorda Island 681. Administrative expense increased eight percent for the six month period.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $980,118 for the first six months of 2009. Net cash provided by operating activities during the first six months of 2009 was down 75 percent from a year ago as a result of decreases in oil and gas prices, lower oil and gas volumes, and higher operating costs. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs. Cash provided by operating activities will be reduced in the third quarter of 2009 as a result of the shut-in of both the Matagorda Island 681/682 and South Timbalier 295 fields for a portion of the quarter for third-party pipeline repairs. Matagorda Island 681/682 is expected to be shut-in for approximately half of the quarter, while South Timbalier 295 is expected to be shut-in for approximately 10 days. Cash provided by operating activities will also be reduced from prior year levels for low oil and gas prices. The Partnership expects oil and gas prices in 2009 to remain below levels realized in 2008.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2009. The Partnership did not have any contractual obligations as of June 30, 2009, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership’s capital expenditures totaled $585,864 for the first six months of 2009 as it participated in two recompletion projects during the first half and also participated in drilling a development well at North Padre Island 969. The Partnership is utilizing available funds to participate in development activities recommended by the operator of the North Padre Island 969 field and by the Managing Partner which will maintain the Partnership’s production and develop its’ proved undeveloped reserves.

     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.5 million for the remainder of 2009. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     No distributions were made to Investing Partners during the first half of 2009 as cash provided by operating activities was largely used to fund capital expenditures during the quarter. The Partnership made a cash distribution to Investing Partners during the first half of 2008 of $2,000 per Investing Partner Unit.
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
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2009. The per-unit value was determined to be $9,497 based on the valuation date of December 31, 2008. The Partnership did not offer to repurchase any Units during the first half of 2009, as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2009 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
Pricing Trends
     Second-quarter 2009 average realized prices were substantially lower than 2008 second-quarter prices. The Partnership’s average natural gas price realizations have been on a downward trend since peaking in July 2008, reaching a multi-year low in the second quarter of 2009. Our crude oil price realizations followed a similar trend, bottoming in February 2009 at $33.34 per barrel, before rebounding to $65.91 in June 2009. Crude oil trades in a global market; consequently, prices for all types and grades of crude oil generally move in the same direction. Natural gas has a limited global transportation system and, therefore, is subject to local supply and demand conditions.
     The Partnership’s prices generally track New York Mercantile Exchange (NYMEX) prices. The following is a table of the published monthly average NYMEX prices for the first six months of 2009 and 2008:

	2009
	June	May	April	March	February	January
Crude Oil	$69.72	$59.51	$50.48	$48.25	$39.47	$41.99

Natural Gas	$3.53	$3.29	$3.97	$4.13	$4.49	$5.96

	2008
	June	May	April	March	February	January
Crude Oil	$134.65	$125.67	$112.62	$105.15	$94.92	$92.96

Natural Gas	$11.86	$11.01	$9.52	$9.11	$8.03	$7.08
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

Legislative and Regulatory Changes
     Recent legislative activity regarding climate change and energy policy could have an impact on the Partnership and oil and gas industry in the United States as a whole. Proposals currently being debated involving climate change and new regulations on hydraulic fracturing could result in increased cost and limit the means available to extract hydrocarbons, discouraging development of U.S. natural gas resources. There is also an effort underway to reorganize the U.S. Minerals Management Service (MMS) and the Bureau of Land Management (BLM), proposals that could lead to more bureaucratic burden while increasing fees and royalties paid by producers operating in the U.S.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2008 or the first six months of 2009.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4	— CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Roger B. Plank, the Managing Partner’s President (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
FORWARD-LOOKING STATEMENTS AND RISK
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2008, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 – “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A – “Risk Factors,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere in our most recently filed Form 10-K.
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
During the quarter ended June 30, 2009, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2008, other than the following:

Federal climate change regulation could increase the Partnership’s operating and capital costs.

The American Clean Energy and Security Act of 2009 (ACES), also known as the Waxman-Markey Bill, was approved by the U.S. House of Representatives on June 26, 2009. The ACES, if passed by the U.S. Senate, would establish a variant of a “cap-and-trade” plan for greenhouse gases (GHG) in order to address climate change. A “cap-and-trade” plan would require businesses that emit more greenhouse gases than permitted to acquire emission allowances from other businesses that emit greenhouse gases at levels lower than the limits specified and then surrender these allowances as a credit against such emissions. As a result of such a plan, the Partnership could be required to implement costly compliance technology and procedures.

Although it is not possible at this time to predict the final outcome of the ACES, any new federal restrictions on GHG emissions, including a cap-and-trade-plan, that may be imposed in areas in which the Partnership conducts business could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on our business or demand for the crude oil and natural gas it produces.

Proposed federal regulation regarding hydraulic fracturing could increase the Partnership’s operating and capital costs.

Several proposals are before the U.S. Congress that if implemented would either prohibit the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. The Partnership uses fracturing techniques to expand the available space for natural gas to migrate toward the well-bore.

Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal restrictions on hydraulic fracturing could result in increased compliance costs or additional operating restrictions.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, Managing Partner

Dated: August 7, 2009	/ s / Roger B. Plank Roger B. Plank President (principal financial officer) of Apache Corporation, Managing Partner

Dated: August 7, 2009	/ s / Rebecca A. Hoyt Rebecca A. Hoyt Vice President and Controller (principal accounting officer) of Apache Corporation, Managing Partner