Form 10-Q
period 2009-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2009-11-06
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of registrant’s units outstanding as of September 30, 2009	1,022

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
REVENUES:
Oil and gas sales	$1,073,780	$2,027,808	$2,964,222	$6,821,015
Interest income	24	14,517	188	41,519

	1,073,804	2,042,325	2,964,410	6,862,534

EXPENSES:
Depreciation, depletion and amortization	207,443	209,517	685,833	668,669
Asset retirement obligation accretion	16,945	15,986	50,104	47,269
Lease operating expenses	356,059	354,715	1,119,256	861,691
Gathering and transportation costs	22,827	20,664	51,509	51,526
Administrative	112,500	138,000	337,500	346,000

	715,774	738,882	2,244,202	1,975,155

NET INCOME	$358,030	$1,303,443	$720,208	$4,887,379

NET INCOME ALLOCATED TO:
Managing Partner	$111,322	$297,483	$274,696	$1,096,013
Investing Partners	246,708	1,005,960	445,512	3,791,366

	$358,030	$1,303,443	$720,208	$4,887,379

NET INCOME PER INVESTING PARTNER UNIT	$242	$977	$436	$3,665

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1021.5	1,029.5	1021.5	1,034.5

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$720,208	$4,887,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	685,833	668,669
Asset retirement obligation accretion	50,104	47,269
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(5,230)	105,217
Increase (decrease) in payable to Apache Corporation	(176,798)	150,131
Increase (decrease) in accrued operating expenses	28,619	(120,509)

Net cash provided by operating activities	1,302,736	5,738,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(609,560)	(198,496)

Net cash used in investing activities	(609,560)	(198,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	—	(119,227)
Distributions to Investing Partners	—	(2,076,388)
Distributions to Managing Partner	(262,850)	(1,084,143)

Net cash used in financing activities	(262,850)	(3,279,758)

NET INCREASE IN CASH AND CASH EQUIVALENTS	430,326	2,259,902

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,131,615	2,781,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,561,941	$5,041,787

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,561,941	$1,131,615
Accrued revenues receivable	271,443	330,818
Accrued insurance receivable	64,605	—

	1,897,989	1,462,433

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	187,576,644	186,955,531
Less – Accumulated depreciation, depletion and amortization	(182,423,379)	(181,737,546)

	5,153,265	5,217,985

	$7,051,254	$6,680,418

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$69,819	$246,617
Accrued exploration and development	34,182	22,629
Accrued operating expenses	127,225	98,606

	231,226	367,852

ASSET RETIREMENT OBLIGATION	1,171,912	1,121,808

PARTNERS’ CAPITAL:
Managing Partner	76,311	64,465
Investing Partners (1,021.5 units outstanding)	5,571,805	5,126,293

	5,648,116	5,190,758

	$7,051,254	$6,680,418

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
     The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the 2008 Annual Report of Form 10-K, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of September 30, 2009, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserves and related present value estimates of future net cash flow therefrom, the present value of asset retirement obligations and contingency obligations. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” This guidance has been primarily codified into the FASB Accounting Standards Codification (ASC, also known collectively as the Codification) Topic 855, “Subsequent Events.” The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this statement sets forth:
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
     The standard is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. The Partnership adopted this statement as of June 30, 2009. For the Partnership’s evaluation of subsequent events, see Part I, Item 1, Note 5 – “Subsequent Events” in this Quarterly Report on Form 10-Q.

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which has been primarily codified into ASC Topic 105, “Generally Accepted Accounting Standards.” This guidance establishes the FASB Accounting Standards Codification, which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature excluded from the Codification is considered nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification does not change U.S. GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership has adopted this standard for the quarter ending September 30, 2009. The standard has had a minimal effect on the Partnership’s financial statement disclosures, as all references to authoritative accounting literature are referenced in accordance with the Codification.
New Pronouncements Issued But Not Yet Adopted
     In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. In September 2009, the FASB issued Proposed Accounting Standards Update (ASU), “Extractive Industries—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures” (Exposure Draft No. 1730-100), to match the guidance in U.S. GAAP with the changes the SEC made in December 2008. The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. The Partnership is continuing to evaluate the impact of this release.
2. PAYABLE TO APACHE CORPORATION
     The payable to Apache represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by the Partnership to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
3. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2009. The per-unit value was determined to be $9,497 based on the valuation date of December 31, 2008. A second Right of Presentment valuation was computed during October 2009, and the per-unit value was determined to be $8,677 based on the valuation date of June 30, 2009. The Partnership did not offer to purchase any Units during the first nine months of 2009, and is not expected to offer to purchase any Units during the remainder of 2009, as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership has no obligation to purchase any units presented under the Right of Presentment.
4. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first nine months of 2009:

Asset retirement obligation at December 31, 2008	$1,121,808
Accretion expense	50,104

Asset retirement obligation at September 30, 2009	$1,171,912

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
5. SUBSEQUENT EVENTS
     Subsequent events have been evaluated for recognition and disclosure through November 6, 2009, the date these financial statements were filed with the SEC. No significant subsequent events have been identified.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of September 30, 2009, and the period then ended, and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2008, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income of $358,030 for the third quarter of 2009, down from $1.3 million in the third quarter of 2008. Net income per Investing Partner Unit fell to $242 per Unit in the third quarter of 2009, down from $977 per Unit in the third quarter of 2008. Lower oil and gas prices lead to the significant decline in net income from a year ago.
     Net income for the nine months ending September 30, 2009 totaled $720,208 compared to $4.9 million for the nine months ending September 30, 2008. Net income per Investing Partner Unit for the nine-month period ending September 30, 2009 of $436 was down from $3,665 per Unit in the first nine months of 2008. Significantly lower oil and gas prices and higher operating costs in 2009 contributed to the substantial decline in net income from a year ago. While oil prices have improved from their low in the fourth quarter of 2008, gas prices have remained relatively weak.
     Total revenues dropped 47 percent from the third quarter of 2008 compared to the third quarter of 2009 on lower oil and gas prices in the current period. Realized oil and gas prices decreased 47 percent and 68 percent, respectively, from the third quarter of 2008. Year-to-date revenues in 2009 decreased 57 percent from the first nine months of 2008. Realized oil prices during the first nine months of 2009 decreased 54 percent from the first nine months of 2008, while realized gas prices decreased 60 percent from the comparable period in 2008. Interest income for the first nine months of 2009 dropped from a year ago as a result of the significant decline in interest rates paid on cash equivalents and lower cash balances held by the Partnership in 2009.
     The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Gas volume — Mcf per day	1,603	1,190	35%	1,295	1,172	10%
Average gas price — per Mcf	$3.20	$10.10	(68%)	$3.97	$9.98	(60%)
Oil volume — barrels per day	88	72	22%	99	104	(5%)
Average oil price — per barrel	$67.40	$126.20	(47%)	$52.67	$115.72	(54%)
NGL volume — barrels per day	19	14	36%	17	22	(23%)
Average NGL price — per barrel	$33.38	$69.08	(52%)	$28.96	$55.00	(47%)
Oil and Gas Sales
     Natural gas sales totaled $471,943 in the third quarter of 2009, dropping $633,588 or 57 percent from the same period in 2008. The Partnership’s average realized natural gas price for the quarter decreased $6.90 per Mcf, or 68 percent, from the third quarter of 2008, reducing sales by $755,282 from a year ago. Natural gas volumes increased 35 percent to 1,603 Mcf per day as a result of successful recompletions at Matagorda Island 681 during the second half of 2008 and at North Padre Island 969 during 2009. After being shut-in for most of 2009, Matagorda Island 681/682 returned to production in mid-August 2009 following the completion of repairs to a third-party pipeline. The impact of production downtime at Matagorda Island 681/682 during the third quarter of 2009 was largely matched by downtime at Ship Shoal 258/259 and South Timbalier 295 during the third quarter of 2008 for Hurricanes Gustav and Ike.
     The Partnership’s crude oil sales for the third quarter of 2009 totaled $543,829 or 35 percent less than the $831,281 of crude oil sales in the third quarter of 2008. The average realized price in the third quarter of 2009 of $67.40 per barrel fell 47 percent from the third quarter of 2008 price of $126.20 per barrel. The $58.80 per barrel decline in oil price reduced sales by $387,334. Crude oil volumes on a per day basis increased 22 percent from 72 barrels per day in the third quarter of 2008 to 88 barrels per day in the third quarter of 2009. South Timbalier 295, the Partnership’s primary source of oil sales, was shut-in 32 days during the third quarter of 2008 for hurricane related downtime while shut-in 14 days during the third quarter of 2009 for third-party pipeline repairs.
     The Partnership sold 19 barrels per day of natural gas liquids (NGL) in the third quarter of 2009, up from 14 barrels per day in the third quarter of 2008. The increase reflected higher production from South Timbalier 295 during the current quarter.
     Natural gas sales for the first nine months of 2009 totaled $1,405,616 down 56 percent from the first nine months of 2008. The Partnership’s average realized gas prices fell 60 percent to $3.97 per Mcf in the first nine months of 2009, from $9.98 per Mcf in the same period in the prior year. Price accounted for the majority of the $1,797,607 decline in gas sales for the first nine months of 2009. Natural gas volumes in the first nine months of 2009 increased 10 percent from the same period a year ago, increasing to 1,295 Mcf per day. The increase in natural gas volumes reflected successful recompletions at Matagorda Island 681 during the second half of 2008 and at North Padre Island 969 during 2009. Further increase in production was thwarted by the downtime at Matagorda Island 681/682 for third-party pipeline repairs.
     Crude oil sales for the nine months ending 2009 decreased 57 percent from the same period in the prior year. Oil sales decreased from $3,290,988 in the first nine months of 2008 to $1,424,508 in the first nine months of 2009. The average realized price for oil for the first nine months of 2009 decreased 54 percent from the comparable period in 2008, dropping to $52.67 per barrel in the 2009. The $63.05 per barrel decline in oil prices in the first nine months of 2009, as compared to the first nine months of 2008 reduced sales by $1,793,029. The Partnership’s crude oil volumes decreased from 104 barrels per day to 99 barrels per day or 5 percent between the nine months of 2009 and same period 2008. The 5 barrel per day decrease is primarily attributable to natural declines in the South Timbalier 295 field.
     The Partnership sold 17 barrels per day of NGL in the first nine months of 2009, down from 22 barrels per day in the first nine months of 2008.
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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 19 percent during the third quarter of 2009 compared to 10 percent for the same period in 2008. DD&A expressed as a percentage of oil and gas sales for the nine months was 23 percent and 10 percent for 2009 and 2008, respectively. The higher rates as a percentage of sales reflected negative reserve revision booked in the fourth quarter of 2008 and lower oil and gas prices in 2009. On a per barrel of oil equivalent (boe) basis, DD&A increased to $7.57 per boe in the first nine months of 2009 from $7.12 per boe in the comparable period in 2008 on higher capitalized cost and the unfavorable reserve revisions during the fourth quarter of 2008.
     The Partnership recognized $16,945 in asset retirement obligation accretion in the third quarter of 2009, compared to $15,986 for the third quarter of 2008. For the nine months ending September 30, 2009 and 2008 the Partnership recognized $50,104 and $47,269, respectively, in asset retirement obligation accretion (ARO). Gathering and transportation costs increased 10 percent for the third quarter of 2009, as compared to the third quarter of 2008, reflecting the increase in oil and gas volumes for the period. Gathering and transportation costs for the first nine months of 2009 were even with a year ago on relatively flat volumes for the nine month periods.

     Lease operating expenses (LOE) for the third quarter of 2009 of $356,059 was essentially even with the third quarter of 2008. During the third quarter of 2009, maintenance was performed on the Matagorda Island 681 platform while the field was shut-in for third-party pipeline repairs, and workovers were performed at North Padre 976 and Ship Shoal 259. During 2008, workovers were performed at South Timbalier 295 and Matagorda Island 681/682.
     LOE for the first nine months of 2009 was up 30 percent from the same period a year ago. During the first nine months of 2009, the Partnership participated in workovers at North Padre Island 976, Ship Shoal 259 and South Timbalier 295. LOE for the period also included repairs to a compressor on the South Timbalier 295 platform and maintenance cost at Matagorda Island 681. LOE for 2009 excludes $64,605 of expected insurance reimbursement for Hurricane Ike damage. The repair cost subject to insurance reimbursement is primarily for a gathering line at Ship Shoal 258/259 and for handrail, grating and decking repairs on various platforms. Administrative expense decreased two percent for the first nine months of 2009, as compared to the same period in 2008.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.3 million for the first nine months of 2009. Net cash provided by operating activities during the first nine months of 2009 was down 77 percent from a year ago as a result of decreases in oil and gas prices, lower oil volumes, and higher operating costs. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs. Cash provided by operating activities will be reduced from prior year levels as a result of weak natural gas prices. The Partnership expects oil and gas prices in 2009 to remain below levels realized in 2008.
     At September 30, 2009, the Partnership had approximately $1.6 million in cash and cash equivalents, up from slightly more than $1.1 million at December 31, 2008. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations. The Partnership increased its cash balances during 2009 to fund development cost projected to be incurred in the fourth quarter of 2009 and first half of 2010.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2009. The Partnership did not have any contractual obligations as of September 30, 2009, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest Annual Report on Form 10-K.
     The Partnership’s capital expenditures totaled $609,560 for the first nine months of 2009, as it participated in two recompletion projects during the first nine months of 2009, and in drilling a development well at North Padre Island 969. The Partnership is utilizing available funds to participate in development activities recommended by the operator of the North Padre Island 969 field and by the Managing Partner for maintaining the Partnership’s production and developing its proved undeveloped reserves.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.5 million for the remainder of 2009. Such estimates may change based on realized prices, drilling results or changes by the operator to the development plan.
     No distributions were made to Investing Partners during the first nine months of 2009, as cash provided by operating activities was largely used to fund capital expenditures. The Partnership made a cash distribution to Investing Partners during the first nine months of 2008 of $2,000 per Investing Partner Unit. The Partnership does not expect to make any distributions to Investing Partners during the remainder of 2009.
     The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations. Low natural gas prices compel the Partnership to focus on capital obligations before any discretionary application. In the interest of spending available cash where it can be of the greatest long-term participant benefit, four wells are currently planned to be drilled at Ship Shoal 258/259 beginning as early as December 2009 and continuing into 2010. If successful, these wells will be additive to the Partnership’s current reserve base and to production.
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2009. The per-unit value was determined to be $9,497 based on the valuation date of December 31, 2008. A second Right of Presentment valuation was computed during October 2009, and the per-unit value was determined to be $8,677 based on the valuation date of June 30, 2009. The Partnership did not offer to purchase any Units during the first nine months of 2009, and is not expected to offer to purchase any Units during the remainder of 2009, as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership has no obligation to purchase any units presented to the extent it determines that it has insufficient funds for such purchases.
Pricing Trends
     Third-quarter 2009 average realized prices were substantially lower than 2008 third-quarter prices. The Partnership’s average natural gas price realizations have been on a downward trend since peaking in July 2008, reaching a multi-year low in the third quarter of 2009. While our crude oil price realizations have improved throughout 2009, they remain well below 2008 levels. Crude oil trades in a global market; consequently, prices for all types and grades of crude oil generally move in the same direction. Natural gas has a limited global transportation system and, therefore, is subject to local supply and demand conditions.

The Partnership’s prices generally track New York Mercantile Exchange (NYMEX) prices. The following is a table of the published monthly average NYMEX prices for the first nine months of 2009 and 2008:

	2009		2008
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(per bbl)	(per Mcf)	(per bbl)	(per Mcf)
January	$41.99	$5.96	$92.96	$7.08
February	$39.47	$4.49	$94.92	$8.03
March	$48.25	$4.13	$105.15	$9.11
April	$50.48	$3.97	$112.62	$9.52
May	$59.51	$3.29	$125.67	$11.01
June	$69.72	$3.53	$134.65	$11.86
July	$64.49	$3.85	$134.42	$11.20
August	$71.05	$3.51	$116.73	$8.30
September	$69.25	$2.88	$104.41	$7.50
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2008 or the first nine months of 2009.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Roger B. Plank, the Managing Partner’s President (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in the Partnership’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

FORWARD-LOOKING STATEMENTS AND RISK
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2008, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 — “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A — “Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere in our most recently filed Annual Report on Form 10-K.
All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended September 30, 2009, there were no material changes from the risk factors as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, other than the following:
Proposed federal climate change regulation could increase the Partnership’s operating and capital costs.
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
Several proposals are before the U.S. Congress that, if implemented, would either prohibit the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. The Partnership uses fracturing techniques to expand the available space for natural gas to migrate toward the well-bore.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a.	Exhibits

*3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

*3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

*3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

**31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer

**31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer

**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer

*	Incorporated by reference herein.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, Managing Partner

Dated: November 6, 2009	/s/ Roger B. Plank
Roger B. Plank
President (principal financial officer) of Apache Corporation, Managing Partner

Dated: November 6, 2009	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (principal accounting officer) of Apache Corporation, Managing Partner