Form 10-K
period 2009-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2010-02-26
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, including area code: (713) 296-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Partnership Units
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2009	$10,434,732
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Apache Corporation’s proxy statement relating to its 2010 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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
     The Investment Partnership does not maintain its own website. However, copies of this Form 10-K and the Partnership’s periodic filings with the Securities and Exchange Commission (SEC) can be found on the Managing Partner’s website at www.apachecorp.com/Offshore_Investment_Partnership. The Investment Partnership will also provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Investment Partnership’s annual reports on Form 10-K and quarterly reports on Form 10-Q are the certifications of the Managing Partners’ principal executive officer and principal financial officer that are required by applicable laws and regulations. Any requests to the Partnership for copies of documents filed with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: Glenn Hitchcock, or by telephone at 713-296-7097. The Partnership’s reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2009, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
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
2009 Results and Business Development
     The Partnership reported net income in 2009 of $1.3 million, or $867 per Investing Partner Unit. Earnings were down $4.0 million from 2008 on lower oil and gas prices. Natural gas production averaged 1,455 Mcf per day in 2009, while oil sales averaged 98 barrels per day. The Partnership’s oil and gas production increased 17 percent and 14 percent, respectively, from 2008 largely as a result of successful recompletions in 2009 and the second half of 2008.
     The Partnership participated in two successful recompletions in the North Padre Island 969/976 Field and one successful recompletion in the Matagorda 681/682 Field during 2009. The recompletions, combined with workovers in 2009 and recompletions in the second half of 2009, increased production from 2008.
     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $3 million in 2010 for drilling at Ship Shoal 258/259 and recompletions at South Timbalier 295 and North Padre Island 969/976. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by drilling contractors or changes by the operator to the development plan.
     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2009, 45 of those prospects have been surrendered or sold. As of December 31, 2009, the Partnership had 37 producing wells on the Partnership’s four remaining developed fields. Four of the Partnership’s producing wells are dual completions. The Partnership had, at December 31, 2009, estimated proved oil and gas reserves of 5.8 Bcfe.
Marketing
     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. The oil contracts are generally thirty (30) day evergreen contracts and renew automatically until cancelled by either party. The Partnership’s oil and condensate production during 2009 was purchased largely by Shell Trading Company at market prices.
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
Future economic conditions in the U.S. and key international markets may materially adversely impact the Partnership’s operating results.
     The U.S. and other world economies are slowly recovering from a recession that began in 2008 and extended into 2009. Growth has resumed but is modest. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than we have experienced in recent years. In addition, more volatility may occur before a sustainable growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for the Partnership’s crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operations and our profitability.
Crude oil and natural gas prices are volatile and a substantial reduction in these prices could adversely affect our results.
     The Partnership’s revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2009 ranged from a high of $81.37 per barrel to a low of $33.98 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2009 ranged from a high of $6.07 per MMBtu to a low of $2.51 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond the Partnership’s control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:
•	worldwide and domestic supplies of crude oil and natural gas;

•	actions taken by foreign oil and gas producing nations;

•	political conditions and events (including instability or armed conflict) in crude oil or natural gas producing regions;

•	the level of global crude oil and natural gas inventories;

•	the price and level of imported foreign crude oil and natural gas;

•	the price and availability of alternative fuels, including coal and biofuels;

•	the availability of pipeline capacity and infrastructure;

•	the availability of crude oil transportation and refining capacity;

•	weather conditions;

•	electricity generation;

•	domestic and foreign governmental regulations and taxes; and

•	the overall economic environment.
     Significant declines in crude oil and natural gas prices for an extended period may have the following effects on our business:
•	limiting our financial condition, liquidity, and/or ability to fund planned capital expenditures and operations;

•	reducing the amount of crude oil and natural gas that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income and cash flows;

•	a reduction in the carrying value of our crude oil and natural gas properties; or
Our ability to sell natural gas or oil and/or receive market prices for our natural gas or oil may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.
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
Weather and climate change may have a significant adverse impact on our revenues and productivity.
     Demand for oil and natural gas is, to a significant degree, dependent on weather and climate, which impact the price we receive for the commodities we produce. Our exploration and development activities and equipment can be adversely affected by severe weather, such as hurricanes in the Gulf of Mexico, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment. Our planning for normal climatic variation, insurance programs, and emergency recovery plans may inadequately mitigate the effects of such weather, and not all such effects can be predicted, eliminated or insured against.
Declining commodity prices may require the Partnership to reduce capital expenditures or distributions to partners, or both, as cash from operating activities decline.
     The Partnership is not likely to make a distribution in the first quarter of 2010 as a result of capital outlays for drilling in Ship Shoal 258/259 and recompletions in South Timbalier 295. If commodity prices remain at or decline from levels realized in 2009, the Partnership may not be able to make any distributions to Investing Partners during 2010. Declines in cash from operating activities may reduce funds available for capital expenditures.
We are exposed to counterparty credit risk as a result of our receivables.
     The Partnership is exposed to risk of financial loss from trade, joint venture and other receivables. We sell our crude oil, natural gas and NGLs to a variety of purchasers. Some of our purchasers and non-operating partners may experience liquidity problems and may not be able to meet their financial obligations. Nonperformance by a trade creditor or non-operating partner could result in significant financial losses.
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
Crude oil and natural gas reserves are estimates, and actual recoveries may vary significantly.
     There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their value, including factors that are beyond our control. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. In accordance with the SEC’s revisions to rules for oil and gas reserves reporting, which the Partnership adopted effective December 31, 2009, our reserves estimates are based on 12-month average prices, except where contractual arrangements exist; therefore, reserves quantities will change when actual prices increase or decrease. The estimates depend on a number of factors and assumptions that may vary considerably from actual results, including:
•	historical production from the area compared with production from other areas;

•	the assumed effects of regulations by governmental agencies, including the impact of the SEC’s new oil and gas company reserves reporting requirements;

•	assumptions concerning future crude oil and natural gas prices;

•	future operating costs;

•	development costs; and

•	workover and remediation costs.
     For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of those reserves based on risk of recovery and estimates of the future net cash flows expected from them prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserves estimates may be subject to upward or downward adjustment, and actual production, revenue and expenditures with respect to our reserves likely will vary, possibly materially, from estimates.
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
Pending regulations related to emissions and the impact of any changes in climate could adversely impact our business.
     Legislation is pending in the United States, that, if enacted, could tax or assess some form of greenhouse gas (GHG) related fees on the Partnership’s operations and could lead to increased operating expenses. Such legislation, if enacted, could also potentially cause the Partnership to make significant capital investments for infrastructure modifications.

     Furthermore, various governmental entities have discussed regulatory initiatives that could, if adopted, require the Partnership to modify existing or planned infrastructure to meet GHG emissions performance standards and necessitate significant capital expenditures. At some level, the cost of performance standards may force the early retirement of smaller production facilities, which in aggregrate may have a material adverse effect on the Partnership’s business.
     Several indirect consequences of regulation and business trends have potential to impact us. Taxes or fees on carbon emissions could lead to decreased demand for fossil fuels. Consumers may prefer alternative products and unknown technological innovations may make oil and gas less significant energy sources.
     In the event the predictions for rising temperatures and sea levels suggested by reports of the United Nations Intergovernmental Panel on Climate Change do transpire, we do not believe those events by themselves are likely to impact the Partnership’s assets or operations. However, any increase in severe weather could have a material adverse effect on our assets and operations.
Proposed federal regulation regarding hydraulic fracturing could increase our operating and capital costs.
     Several proposals are before the U.S. Congress that, if implemented, would either prohibit the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. We routinely use fracturing techniques in the U.S. and other regions to expand the available space for natural gas to migrate toward the well-bore. It is typically done at substantial depths in very tight formations.
     Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions in the U.S.
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
ITEM 2. PROPERTIES
Acreage
     Acreage is held by the Partnership pursuant to the terms of various leases on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The Partnership does not anticipate any difficulty in retaining any of its leases. A summary of the Partnership’s gross and net acreage as of December 31, 2009, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
North Padre Island 969, 976	TX	10,080	714
Matagorda Island 681, 682	TX	10,840	681

		46,061	3,096

     At December 31, 2009, the Partnership did not have an interest in any undeveloped acreage.
Productive Oil and Gas Wells
     The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2009, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	7	.44	—	—
South Timbalier 276, 295, 296	LA	1	.07	19	1.35
North Padre Island 969, 976	TX	6	.43	—	—
Matagorda Island 681, 682	TX	4	.25	—	—

		18	1.19	19	1.35

Net Wells Drilled
     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2009	—	—	—	—	—	—
2008	—	—	—	—	.07	.07
2007	—	—	—	—	—	—

Production and Pricing Data
     The following table provides, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Partnership, average production costs (including gathering and transportation expense) and average sales prices.

	Production			Average Lease	Average Sales Price
	Oil	NGLs	Gas	Operating	Oil	NGLs	Gas
Year Ended December 31,	(Mbbls)	(Mbbls)	(MMcf)	Cost per Mcfe	(Per bbl)	(Per bbl)	(Per Mcf)
2009
South Timbalier 295	34	4	61	$1.57	$57.25	$31.90	$4.04
Other fields	2	2	470	2.19	64.36	32.35	3.87

Total	36	6	531	$1.96	$57.60	$32.07	$3.89

2008
South Timbalier 295	29	3	54	$1.69	$110.58	$59.85	$9.24
Other fields	2	3	414	1.83	111.25	60.94	8.89

Total	31	6	468	$1.78	$110.61	$60.32	$8.93

2007
South Timbalier 295	42	3	81	$1.17	$74.33	$41.03	$7.77
Other fields	3	7	474	2.04	70.21	47.18	6.99

Total	45	10	555	$1.69	$74.07	$45.05	$7.10

     The South Timbalier 295 field contains more than 15 percent of the Partnership’s proved reserved, expressed on an oil-equivalent-barrels basis. No other field contained 15 percent or more of the Partnership’s proved reserves as of December 31, 2009.
Estimated Proved Reserves and Future Net Cash Flows
     In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which amends Accounting Standards Codification (ASC) Topic 932, “Extractive Industries—Oil and Gas” to align the guidance with the changes made by the SEC. The Partnership adopted Release 33-8995 and the amendments to ASC Topic 932 resulting from ASU 2010-03 (collectively, the Modernization Rules) effective December 31, 2009.
     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGL’s that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing conditions, operating conditions, and government regulations. Reserve estimates are considered proved if they are economical producible and are supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.
     Proved undeveloped reserves include those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time period.
     As of December 31, 2009, the Partnership had total estimated proved reserves of 474,384 barrels of crude oil and condensate, 80,566 barrels of NGLs and 2.4 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 5.8 Bcf of gas. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.
     The following table shows proved oil, NGL and gas reserves as of December 31, 2009, based on commodity average prices in effect on the first day of each month in 2009, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil	NGL	Gas
	(Mbbls)	(Mbbls)	(MMcf)
Proved developed	474	81	2,322
Proved undeveloped	—	—	105
Total proved	474	81	2,427
     The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2009, 2008 and 2007, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited) in the 2009 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows as of December 31, 2009 were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each month in the 2009, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. Future net cash flows as of December 31, 2008, and 2007, were estimated using commodity prices in effect at the end of those years, in accordance with the SEC guidelines in effect prior to the issuance of the Modernization Rules.
     As of December 31, 2009, the Partnership had one undrilled location classified as proved undeveloped. The location is in North Padre Island 969/976 and is scheduled to be drilled within the next five years. The Partnership carried proved undeveloped reserves of 0.1 Bcf at both December 31, 2009 and 2008.
     The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
     The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the partnership owns approximately 85 percent, is filed as an exhibit to this Form 10-K.
     The primarily technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mr. Michael F. Stell, a Managing Senior Vice President with Ryder Scott. Mr. Stell has almost 30 years of industry experience and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
     At least annually, each property is reviewed in detail by Apache’s centralized and operating region engineers to ensure forecasts of operating expenses, netback prices, production trends and development timing are reasonable. Apache’s engineers furnish this information and estimates of dismantlement and abandonment cost to Ryder Scott for their consideration in preparing the Partnership’s reserve reports. The internal property reviews and collection of data provided to Ryder Scott is overseen by Apache’s Executive Vice President of Corporate Reservoir Engineering.
ITEM 3. LEGAL PROCEEDINGS
     There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership’s interests are subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during 2009.

PART II
ITEM 5. MARKET FOR THE PARTNERSHIP’S SECURITIES AND RELATED SECURITY HOLDER MATTERS
     As of December 31, 2009, there were 1,021.5 of the Partnership’s Units outstanding held by 866 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2009, while approximately $5.7 million, or $5,500 per Unit, was paid during 2008.
     As discussed in Item 7, an amendment to the Partnership Agreement in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.
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
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data for the five years ended December 31, 2009, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per Unit amounts)
Total assets	$8,236	$6,680	$8,308	$8,629	$11,624

Partners’ capital	$6,086	$5,191	$6,960	$7,625	$10,311

Oil and gas sales	$4,311	$7,928	$7,679	$10,255	$14,779

Net income	$1,332	$5,335	$4,834	$7,149	$11,048

Net income allocated to:
Managing Partner	$447	$1,229	$1,146	$1,702	$2,555
Investing Partners	885	4,106	3,688	5,447	8,493

	$1,332	$5,335	$4,834	$7,149	$11,048

Net income per Investing Partner Unit	$867	$3,976	$3,531	$5,178	$8,048

Cash distributions per Investing Partner Unit	$—	$5,500	$4,000	$7,500	$9,000

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
     The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). The Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Oil and natural gas prices realized by the Partnership fell significantly from amounts realized in 2008, falling 48 percent and 56 percent, respectively, in line with market prices in the U.S. Commodity prices remain volatile and have at times fluctuated significantly from month to month. This volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years. The Partnership’s oil and gas production increased slightly in 2009 from 2008, but had declined in each of the two prior years as a result of the Partnership’s limited capital expenditures.
     The Partnership participates in development drilling and recompletion activities as recommended by outside operators and the Partnership’s Managing Partner. The Partnership participated in two successful recompletions in the North Padre Island 969/976 Field and one successful recompletion in the Matagorda 681/682 Field during 2009.
     Generally, the Partnership has used its available cash to fund distributions to its Partners. Reflecting the significant impact of lower oil and gas prices on net income and cash from operating activities during 2009, no distributions to Investing Partners were made during 2009. Distributions to Investing Partners totaled $5,500 per Unit in 2008 and $4,000 per Unit in 2007.
     The Partnership is not likely to make a distribution in the first quarter of 2010 as the Partnership plans to participate in drilling four wells at Ship Shoal 258/259 during 2010. The amount of distributions for the remainder of 2010 will be dependent upon oil and gas prices realized by the Partnership for the sale of its production and the level of drilling and recompletion activity during 2010.
Results of Operations
     This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2009, 2008, and 2007.
Net Income and Revenue
     The Partnership reported net income of $1.3 million for 2009, down 75 percent from 2008 on lower oil and gas prices. Net income per Investing Partner Unit decreased in 2009 to $867, down from $3,976 in 2008. The Partnership reported earnings of $5.3 million in 2008 and $4.8 million in 2007.
     Total revenues in 2009 of $4.3 million decreased $3.7 million from 2008 as a result of lower oil and gas prices. Interest income earned by the Partnership on short-term cash investments in 2009 of $229 decreased significantly from 2008 as a result of lower cash balances and interest rates in 2009. Interest income totaled $46,193 in 2008 and $104,274 in 2007.
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
The Partnership’s oil and gas production volume and price information is summarized in the following table:

	For the Year Ended December 31,
	2009	2008	2007
Gas volumes – Mcf per day	1,455	1,277	1,520
Average gas price – per Mcf	$3.89	$8.93	$7.10
Oil volumes – barrels per day	98	84	122
Average oil price – per barrel	$57.60	$110.61	$74.07
NGL volumes – barrels per day	16	16	26
Average NGL price – per barrel	$32.07	$60.32	$45.05
Natural Gas Sales
     2009 vs. 2008 The Partnership’s natural gas sales in 2009 totaled $2.1 million or 51 percent less than reported in 2008. During 2009, the partnership’s average realized natural gas price declined $5.04 per Mcf, or 56 percent, from 2008 and reduced sales by nearly $2.4 million. Production increases from 2008 offset $0.2 million of the impact of lower prices. Average daily production in 2009 increased 14 percent from 2008, rising to 1,455 Mcf per day in 2009. The increase in natural gas volumes reflected successful recompletions at Matagorda Island 681/682 during the second half of 2008 and at North Padre Island 969/976 during 2009, successful workover projects performed in 2009, and reduced downtime for inclement weather. Further increase in production was thwarted by the downtime at Matagorda Island 681/682 during 2009 for third-party pipeline repairs.
     2008 vs. 2007 The Partnership’s natural gas sales in 2008 of $4.2 million increased six percent from the same period in 2007. During 2008, the Partnership’s average realized gas price increased 26 percent or $1.83 per Mcf over the same period in 2007, rising to $8.93 per Mcf. With extended downtime resulting from Hurricanes Gustav and Ike and natural depletion, the Partnership’s natural gas production declined 16 percent from 2007 to a daily average of 1,277 Mcf per day in 2008. Ship Shoal 258/259 was shut in from late August through late October 2008 and South Timbalier 295 was shut in from late August until late December 2008 as a result of downtime for the hurricanes and repairs to third-party pipelines. Hurricanes Gustav and Ike reduced natural gas sales approximately 155 Mcf per day, while natural depletion contributed approximately 88 Mcf per day to the decline in natural gas volumes from 2007.
Crude Oil Sales
     2009 vs. 2008 Crude oil sales in 2009 dropped 39 percent from the $3.4 million of oil sales reported in 2008. A $53.01 per barrel, or 48 percent, decline in average realized oil price from 2008 drove the decline in sales. A $1.6 million decline in sales from lower prices was partially offset by $0.3 million of production increases. The Partnership’s 2009 crude oil sales volumes increased 17 percent from 2008, rising to 35,742 barrels of oil per day in 2009. The increase in production reflected less downtime at South Timbalier 295 for inclement weather and third-party pipeline repairs.
     2008 vs. 2007 Crude oil sales in 2008 totaled $3.4 million, up two percent from the same period in 2007 on higher oil prices. The Partnership’s average realized oil price for the year increased 49 percent to a record $110.61 per barrel. The Partnership’s realized oil price reached a high of $135.51 per barrel in June 2008 before declining to approximately $40.00 per barrel at the end of December 2008. Crude oil sales volumes in 2008 declined 31 percent from 2007 primarily as a result of South Timbalier 295 being shut in for nearly four months for downtime for Hurricanes Gustav and Ike and damage to a third-party pipeline caused by Hurricane Ike. Oil production from South Timbalier commenced flowing in late December 2008 as repairs were completed to the third-party sales line.

Operating Expenses
     2009 vs. 2008 The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 22 percent during 2009, up from 11 percent in 2008. The increase in rate as a percentage of oil and gas sales was driven by lower oil and gas prices in 2009. DD&A on an absolute basis increased as a result of increased production and higher plugging and dismantlement cost. Lease operating expense (LOE) increased 25 percent over the previous year on higher workover and repair and maintenance costs. During 2009, the Partnership participated in workovers at North Padre Island 969/976, Ship Shoal 258/259 and South Timbalier 295. LOE for the period also included repairs to a compressor on the South Timbalier 295 platform and maintenance cost at Matagorda Island 681/682. LOE for 2009 excludes $64,605 of expected insurance reimbursement for Hurricane Ike damage. The repair cost subject to insurance reimbursement is primarily for a gathering line at Ship Shoal 258/259 and for handrail, grating and decking repairs on various platforms. Gathering and transportation costs increased from 2008 levels reflecting the increase in sales volumes in 2009. Administrative expense for the year decreased slightly from 2008 to $418,000.
     2008 vs. 2007 The Partnership’s DD&A rate, expressed as a percentage of oil and gas sales, was approximately 11 percent during 2008, down slightly from the 13 percent in 2007. The decline in rate as a percentage of sales reflected favorable reserve revisions booked in the fourth quarter of 2007, lower net amortizable cost and higher oil and gas prices boosting 2008 oil and gas sales. LOE decreased 17 percent from the previous year on lower repair and maintenance costs at North Padre Island 969/976. Accretion on asset retirement obligations increased from $44,522 in 2007 to $63,489 in 2008 with the increase in provision for estimated future plugging cost during late 2007. Gathering and transportation costs decreased 28 percent from 2007 levels reflecting the decrease in sales volumes for the period. Administrative expense for the year increased slightly for the year to $451,154 as a result of legal costs associated with a third-party tender offer described under Part II, Item 5 of this Form 10-K.
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
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $2.0 million for 2009. The Partnership’s 2009 net cash provided by operating activities decreased $4.4 million, or 69 percent, from a year ago as a result of oil and gas prices dropping 48 percent and 56 percent, respectively, from 2008. A $.3 million increase in lease operating expense in 2009 also contributed to net cash provided by operating activities declining from 2008. Net cash provided by operating activities in 2008 of $6.4 million increased five percent from 2007 on higher oil and gas prices.
     At December 31, 2009, the Partnership had approximately $2.0 million in cash and cash equivalents, up from slightly more than $1.3 million at December 31, 2008. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations (ARO). The Partnership increased its cash balances during 2009 to fund development cost projected to be incurred in the first half of 2010, and as a reserve for the higher projected ARO.
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
     Approximately 77 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves and that the estimated reserves from these projects are based on prices at December 31, 2009. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. The Partnership did not sell any properties in 2009, 2008 or 2007.
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at December 31, 2009. The Partnership did not have any contractual obligations as of December 31, 2009, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of the ARO as discussed under the discussion of critical accounting policies noted below.
     During 2009, the Partnership’s oil and gas property expenditures totaled $0.6 million. The Partnership participated in two recompletions in the North Padre Island 969/976 Field during 2009 and one recompletion at Matagorda Island 681/682 during the year. During 2008, the Partnership’s oil and gas property expenditures totaled $1.0 million. The Partnership participated in drilling one well in the North Padre Island 969/976 Field during 2009. The well was unsuccessful in its initial evaluation, and Apache and the Partnership elected not to participate in a sidetrack well proposed by the operator. The Partnership also participated in two recompletions in each of its Matagorda Island 681/682 and South Timbalier 295 fields during 2009. The two recompletions at Matagorda Island 681/682 were successful while the recompletions at South Timbalier 295 were unsuccessful. During 2007, the Partnership’s oil and gas property expenditures totaled $0.2 million as the Partnership did not participate in any drilling or recompletion projects in 2007.
     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $3 million in 2010 for drilling at Ship Shoal 258/259 and recompletions at South Timbalier 295 and North Padre Island 969/976. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by drilling contractors or changes by the operator to the development plan.
     During 2009, no distributions were paid to Investing Partners. Distributions of $5,500 per Unit and $4,000 per Unit were made to Partners during 2008 and 2007, respectively, resulting in total distributions to Limited Partners of $5.7 million in 2008 and $4.2 million in 2007. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     The Partnership is not likely to make a distribution in the first quarter of 2010 as a result of planned capital outlays for drilling and recompletion activities during 2010. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations.
     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2009, the Partnership did not offer to purchase any Units from Investing Partners as a result of the limited amount of cash available for discretionary purposes. In 2008 and 2007, Investing Partners were paid $228,995 and $124,512, respectively, for a total of 26.8 Units.
     There will be two rights of presentment in 2010, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases. The Partnership is not likely to have funds available to repurchase Units during the first half of 2010.
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
Reserve Estimates
     In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which amends Accounting Standards Codification (ASC) Topic 932, "Extractive Industries—Oil and Gas” to align the guidance with the changes made by the SEC. The Partnership adopted Release 33-8995 and the amendments to ASC Topic 932 resulting from ASU 2010-03 (collectively, the Modernization Rules) effective December 31, 2009.
     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGL’s that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing conditions, operating conditions, and government regulations.
     Proved undeveloped reserves include those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time.
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
     Reserves as of December 31, 2009 were calculated using an average of commodity prices in effect on the first day of each month in 2009. Reserves as of December 31, 2008 and 2007 were estimated using prices in effect at the end of those years, in accordance with SEC guidance in effect prior to the issuance of the Modernization Rules.
     The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.
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
     The Partnership’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to the Partnership’s natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2009, monthly oil price realizations ranged from a low of $33.34 per barrel to a high of $74.81 per barrel. Gas price realizations ranged from a monthly low of $2.91 per Mcf to a monthly high of $5.94 per Mcf during the same period. Based on the Partnership’s average daily production for 2009, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $36,000 and a $.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $53,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2009. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.
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
Forward-Looking Statements and Risk
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2009, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	the capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 – “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A – “Risk Factors,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K.
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
     Management of the Partnership is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act). The Partnership’s and Managing Partner’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by the Managing Partner’s board of directors, applicable to all the Managing Partner’s directors, officers and employees.
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
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

/s/ G. Steven Farris
G. Steven Farris
Chairman and Chief Executive Officer (principal executive officer) of Apache Corporation, Managing Partner

/s/ Roger B. Plank
Roger B. Plank
President (principal financial officer) of Apache Corporation, Managing Partner

/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (principal accounting officer) of Apache Corporation, Managing Partner

Houston, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership:
     We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     As discussed in Note 2 to the consolidated financial statements, in 2009, the Partnership adopted SEC Release 33-8995 and the amendments to ASC Topic 932, “Extractive Industries – Oil and Gas,” resulting from ASU 2010-03 (collectively, the Modernization Rules).
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Houston, Texas
February 26, 2010

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME

	For the Year Ended December 31,
	2009	2008	2007
REVENUES:
Oil and gas sales	$4,310,969	$7,927,690	$7,679,104
Interest income	229	46,193	104,274

	4,311,198	7,973,883	7,783,378

OPERATING EXPENSES:
Depreciation, depletion and amortization	960,632	901,633	998,826
Asset retirement obligation accretion	67,297	63,489	44,522
Lease operating expenses	1,445,122	1,153,688	1,393,734
Gathering and transportation costs	88,064	69,022	96,082
Administrative	418,000	451,154	416,000

	2,979,115	2,638,986	2,949,164

NET INCOME	$1,332,083	$5,334,897	$4,834,214

NET INCOME ALLOCATED TO:
Managing Partner	$446,888	$1,228,783	$1,145,720
Investing Partners	885,195	4,106,114	3,688,494

	$1,332,083	$5,334,897	$4,834,214

NET INCOME PER INVESTING PARTNER UNIT	$867	$3,976	$3,531

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,032.7	1,044.5

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,332,083	$5,334,897	$4,834,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	960,632	901,633	998,826
Asset retirement obligation accretion	67,297	63,489	44,522
Dismantlement and abandonment cost	(37,720)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(13,594)	31,441	170,918
Increase (decrease) in accrued operating expense	7,799	(139,712)	150,712
Increase (decrease) in receivable/payable from Apache Corporation	(329,519)	195,645	(123,581)

Net cash provided by operating activities	1,986,978	6,387,393	6,075,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(610,279)	(956,051)	(153,814)
Increase (decrease) in accrued development cost	(22,629)	22,629	—

Net cash used in investing activities	(632,908)	(933,422)	(153,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	—	(228,995)	(124,512)
Distributions to Investing Partners	—	(5,679,725)	(4,184,610)
Distributions to Managing Partner	(437,273)	(1,195,521)	(1,189,789)

Net cash used in financing activities	(437,273)	(7,104,241)	(5,498,911)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	916,797	(1,650,270)	422,886

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,131,615	2,781,885	2,358,999

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,048,412	$1,131,615	$2,781,885

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,048,412	$1,131,615
Accrued revenues receivable	319,734	330,818
Accrued insurance receivable	24,678	—
Receivable from Apache Corporation	82,902	—

	2,475,726	1,462,433

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	188,458,320	186,955,531
Less — Accumulated depreciation, depletion and amortization	(182,698,178)	(181,737,546)

	5,760,142	5,217,985

	$8,235,868	$6,680,418

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accrued operating expense	$106,405	$98,606
Accrued exploration and development	—	22,629
Payable to Apache Corporation	—	246,617

	106,405	367,852

ASSET RETIREMENT OBLIGATION	2,043,895	1,121,808

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS’ CAPITAL:
Managing Partner	74,080	64,465
Investing Partners (1,021.5 Units outstanding)	6,011,488	5,126,293

	6,085,568	5,190,758

	$8,235,868	$6,680,418

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing	Investing
	Partner	Partners	Total
BALANCE, DECEMBER 31, 2006	$75,272	$7,549,527	$7,624,799

Distributions	(1,189,789)	(4,184,610)	(5,374,399)

Repurchase of Partnership Units	—	(124,512)	(124,512)

Net income	1,145,720	3,688,494	4,834,214

BALANCE, DECEMBER 31, 2007	$31,203	$6,928,899	$6,960,102

Distributions	(1,195,521)	(5,679,725)	(6,875,246)

Repurchase of Partnership Units	—	(228,995)	(228,995)

Net income	1,228,783	4,106,114	5,334,897

BALANCE, DECEMBER 31, 2008	$64,465	$5,126,293	$5,190,758

Distributions	(437,273)	—	(437,273)

Net income	446,888	885,195	1,332,083

BALANCE, DECEMBER 31, 2009	$74,080	$6,011,488	$6,085,568

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) ORGANIZATION
Nature of Operations
     Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation (Apache or Managing Partner) as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas exploration, development and production operations. The Operating Partnership conducts the operations of the Investment Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and Operating Partnership. Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Investing Partner Units (Units) outstanding at December 31, 2009. The term “Partnership”, as used hereafter, refers to the Investment Partnership or the Operating Partnership, as the case may be.
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
     Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (over the same period, 45 of those prospects have been surrendered/sold). The Partnership’s working interests in the four remaining venture prospects range from 6.29 percent to 7.08 percent. As of December 31, 2009, the Partnership held a remaining interest in nine tracts acquired through federal lease sales.
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
     Under the terms of the Partnership Agreements, the Investing Partners receive 80 percent and Apache receives 20 percent of revenue. Lease operating, gathering and transportation, and administrative expenses are allocated to the Investing Partners and Apache in the same proportion as revenues. The Investing Partners receive 100 percent of the interest income earned on short-term cash investments. The Investing Partners generally pay for 90 percent and Apache generally pays for 10 percent of exploration and development costs and expenses incurred by the Partnership. However, intangible drilling costs, interest costs and fees or expenses related to the loans incurred by the Partnership are allocated 99 percent to the Investing Partners and one percent to Apache until such time as the amount so allocated to the Investing Partners equals 90 percent of the total amount of such costs, including such costs incurred by Apache prior to the formation of the Partnership.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Right of Presentment
     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2009, the Partnership did not offer to purchase any Units from Investing Partners as a result of the limited amount of cash available for discretionary purposes. In 2008 and 2007, Investing Partners were paid $228,995 and $124,512, respectively, for a total of 26.8 Units.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during 2010; however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.
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

Right of Presentment Valuation		Valuation Price Per
Date	Total Valuation Price	Unit
December 31, 2006	$15,207,303	$12,507
June 30, 2007	13,866,608	11,282
December 31, 2007	15,806,599	13,225
June 30, 2008	17,239,136	13,245
December 31, 2008	9,701,665	9,497
June 30, 2009	8,864,008	8,677

	2009	2008	2007
Investing Partner Units Outstanding:
Balance, beginning of year	1,021.5	1,038.2	1,048.3
Repurchase of Partnership Units	—	(16.7)	(10.1)

Balance, end of year	1,021.5	1,021.5	1,038.2

Capital Contributions
     A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2009. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,021.5 Units at December 31, 2009.

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
Oil and Gas Properties
     The Partnership uses the full cost method of accounting for its investment in oil and gas properties for financial statement purposes. Under this method of accounting, the Partnership capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves. The amounts capitalized under this method include dry hole costs, leasehold costs, engineering, geological, exploration, development and other similar costs. Costs associated with production and administrative functions are expensed in the period incurred. The Partnership includes the present value of its dismantlement, restoration and abandonment costs within the capitalized oil and gas property balance as described in Note 8. Unless a significant portion of the Partnership’s reserve volumes are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains or losses are not recognized.
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
     In January 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which amends Accounting Standards Codification (ASC) Topic 932, “Extractive Industries—Oil and Gas” to align the guidance with the changes made by the SEC. The Company adopted Release 33-8995 and the amendments to ASC Topic 932 resulting from ASU 2010-03 (collectively, the Modernization Rules) effective December 31, 2009.
     The estimate of future net cash flows as of December 31, 2009, is calculated using a discount rate of 10 percent per annum, end-of-period costs, and an unweighted arithmetic average commodity prices in effect on the first day of each month in 2009, held flat for the life of production, except where prices are defined by contractual

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangements. Prior to adoption of the Modernization Rules, effective in the fourth quarter of 2009, estimated future net cash flows were calculated using commodity prices in effect at the end of each quarter. If capitalized costs exceed this ceiling, the excess is charged to expense and reflected as additional DD&A. See Supplemental Oil and Gas Disclosures for a discussion on calculation of estimated future net cash flows.
Asset Retirement Obligation
     The initial estimated asset retirement obligation (ARO) related to properties is recognized as a liability, with an associated increase in property and equipment for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations.
Revenue Recognition
     Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2009 and 2008, the Partnership did not have any liabilities for imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership’s proved gas reserves at December 31, 2009, 2008 and 2007.
Insurance Coverage
     The Partnership recognizes an insurance receivable when collection of the receivable is deemed probable. Any recognition of an insurance receivable is recorded by crediting and offsetting the original charge. Any differential arising between insurance recoveries and insurance receivables is recorded as a capitalized cost or as an expense, consistent with its original treatment.
Net Income Per Investing Unit
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. (See the unaudited “Supplemental Oil and Gas Disclosures” below), asset retirement obligations and contingency obligations.
Receivable from / Payable to Apache Corporation
     The receivable from/payable to Apache Corporation, the Partnership’s Managing Partner (Apache or the Managing Partner), represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.
Maintenance and Repairs
     Maintenance and repairs are charged to expense as incurred.
Shipping and Handling Costs
     To comply with the consensus reached on Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, third party gathering and transportation costs have been reported as an operating cost instead of a reduction of revenues.
Recently Issued Accounting Standards Not Yet Adopted
     All new accounting pronouncements previously issued havet been adopted as of or prior to December 31, 2009.
(3) COMPENSATION TO APACHE
     Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing
	Partners for the Year Ended December 31,
	2009	2008	2007
		(In thousands)
a. Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$334	$361	$333

b. Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$30	$26	$7

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

	2009	2008	2007
	(In thousands)
Oil and Gas Properties

Balance, beginning of year	$186,955	$185,999	$185,574
Costs incurred during the year:
Development —
Investing Partners	1,407	939	319
Managing Partner	96	17	106

Balance, end of year	$188,458	$186,955	$185,999

     Development cost for 2009 includes $.9 million of asset retirement cost.

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization

Balance, December 31, 2006	$20,893	$158,944	$179,837
Provision	4	995	999

Balance, December 31, 2007	$20,897	$159,939	$180,836
Provision	16	886	902

Balance, December 31, 2008	$20,913	$160,825	$181,738
Provision	18	942	960

Balance, December 31, 2009	$20,931	$161,767	$182,698

     The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2009, 2008 and 2007 was 22 percent, 11 percent and 13 percent, respectively.
(5) MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
     Revenues received from major third party customers that exceeded ten percent of oil and gas sales are discussed below. No other third party customers individually accounted for more than ten percent of oil and gas sales.
     In 2009, sales to Shell Trading Company accounted for 48 percent of the Partnership’s oil and gas sales. Sales to Shell Trading Company and Plains Marketing LP accounted for 27 percent and 16 percent, respectively, of the Partnership’s oil and gas sales in 2008. Sales to Shell Trading Company accounted for 35 percent of the Partnership’s oil and gas sales in 2007.
     Effective November 1992, with Apache’s and the Partnership’s acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees of $24,210 in 2009. The partnership paid the Apache subsidiary transportation fees totaling $19,124 in 2008 and $4,248 in 2007 for the Partnership’s share of gas. The fees were at the same rates and terms as previously paid to Shell.
     All transactions with related parties were consummated at fair value.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Partnership’s revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.
(6) FINANCIAL INSTRUMENTS
     The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2009 and 2008 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2009.
(7) COMMITMENTS AND CONTINGENCIES
     Litigation — The Partnership is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Apache’s management that all claims and litigation involving the Partnership are not likely to have a material adverse effect on its financial position or results of operations.
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
(8) ASSET RETIREMENT OBLIGATION
     The following table is a reconciliation of the Partnership’s ARO liability for the years ended December 31, 2009 and 2008:

	2009	2008
Asset retirement obligation at beginning of period	$1,121,808	$1,058,319
Accretion expense	67,297	63,489
Liabilities settled	(37,720)	—
Revisions in estimated liabilities	892,510	—

Asset retirement obligation at December 31	$2,043,895	$1,121,808

     The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Partnership’s oil and gas properties. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Partnership estimates the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.
     Liabilities settled primarily relate to individual wells plugged and abandoned during the period. Revisions to estimated liabilities in 2009 reflected the Managing Partner’s updated estimates of the extent of the work required and cost involved in the dismantlement and site reclamation of offshore properties, and shorter reserve lives projected for certain of the Partnership’s properties.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) TAX-BASIS FINANCIAL INFORMATION
     A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2009	2008	2007
Net partnership ordinary income for federal income tax reporting purposes	$1,464,728	$5,184,702	$5,475,029

Plus: Items of current expense for tax reporting purposes only —
Intangible drilling cost	579,318	851,644	35,699
Dismantlement and abandonment cost	37,720	—	—
Tax depreciation	278,246	263,673	366,834

	895,284	1,115,317	402,533

Less: full cost DD&A expense	(960,632)	(901,633)	(998,826)
Less: asset retirement obligation accretion	(67,297)	(63,489)	(44,522)

Net income	$1,332,083	$5,334,897	$4,834,214

     The Partnership’s tax bases in net oil and gas properties at December 31, 2009 and 2008 was $3,950,153 and $3,160,711, respectively, lower than carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2009 and 2008.
     A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2009	2008
Liabilities for federal income tax purposes	$106,405	$367,852
Asset retirement liability	2,043,895	1,121,808

Liabilities under accounting principles generally accepted in the United States	$2,150,300	$1,489,660

     Asset retirement liabilities for future dismantlement and abandonment costs are not recognized for federal income tax reporting purposes until settled.
(10) SUBSEQUENT EVENTS
     Subsequent events have been evaluated for recognition and disclosure through February 26, 2010, the date these financial statements were filed with the SEC. No significant subsequent events have been identified.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)
Oil and Gas Reserve Information
     In January 2009, the SEC issued Release No. 33-8995 amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010, the FASB issued ASU No. 2010-03 which amends ASC Topic 932 to align the guidance with the changes made by the SEC. The Partnership adopted these Modernization Rules effective December 31, 2009, and the impact of the adoption did not have a material impact on its results of operations.
     The new rules require the use of a 12-month average price, instead of a single-day period end price, to calculate reserves. Application of these rules resulted in the use of lower prices at December 31, 2009, for both oil and gas than would have resulted under the previous rules. Using these lower commodity prices reduced the Partnership’s reported discounted future net cash flows.
     The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the partnership owns approximately 85 percent, is filed as an exhibit to this Form 10-K.
     The primarily technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mr. Michael F. Stell, a Managing Senior Vice President with Ryder Scott. Mr. Stell has almost 30 years of industry experience and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
     At least annually, each property is reviewed in detail by Apache’s centralized and operating region engineers to ensure forecasts of operating expenses, netback prices, production trends and development timing are reasonable. Apache’s engineers furnish this information and estimates of dismantlement and abandonment cost to Ryder Scott for their consideration in preparing the Partnership’s reserve reports. The internal property reviews and collection of data provided to Ryder Scott is overseen by Apache’s Executive Vice President of Corporate Reservoir Engineering.
     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.
(Oil in Mbbls and gas in MMcf)

	2009		2008		2007
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves
Beginning of year	492	2,422	571	3,004	605	3,433
Extensions, discoveries and other additions	—	—	—	—	—	—
Revisions of previous estimates	105	536	(42)	(114)	20	126
Production	(42)	(531)	(37)	(468)	(54)	(555)

End of year	555	2,427	492	2,422	571	3,004

Proved Developed

Beginning of year	492	2,317	571	2,899	605	3,328

End of year	555	2,322	492	2,317	571	2,899

Oil includes crude oil, condensate and natural gas liquids.
All the Partnership’s reserves are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL OIL AND GAS DISCLOSURES — (Continued)
(UNAUDITED)
     As of December 31, 2009, the Partnership had one undrilled location classified as proved undeveloped. The location is in North Padre Island 969/976 and is scheduled to be drilled within the next five years. The Partnership carried proved undeveloped reserves of 0.1 Bcf at both December 31, 2009 and 2008.
     Approximately 77 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing are reflected in the Partnership’s standardized measure under Future Net Cash Flows.
Future Net Cash Flows
     Future cash inflows as of December 31, 2009 were calculated using an average of oil and gas prices in effect on the first day of each month in 2009, except where prices are defined by contractual arrangements. Future cash inflows as of December 31, 2008 and 2007 were estimated using oil and gas prices in effect at the end of those years, except where prices are defined by contractual arrangements, in accordance with SEC guidance in effect prior to the issuance of the Modernization Rules. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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
Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2009	2008	2007
	(In thousands)
Future cash inflows	$40,838	$36,059	$70,569
Future production costs	(7,499)	(7,580)	(8,710)
Future development costs	(6,026)	(4,136)	(4,421)

Net cash flows	27,313	24,343	57,438
10 percent annual discount rate	(12,760)	(8,312)	(25,539)

Discounted future net cash flows	$14,553	$16,031	$31,899

     The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Sales, net of production costs	$(2,778)	$(6,705)	$(6,189)
Net change in prices and production costs	797	(13,629)	10,719
Revisions of quantities	4,439	(1,083)	1,469
Accretion of discount	1,603	3,190	2,777
Changes in future development costs	(843)	285	(453)
Changes in production rates and other	(4,696)	2,074	(4,189)

	$(1,478)	$(15,868)	$4,134

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(UNAUDITED)

	First	Second	Third	Fourth	Total
		(In thousands, except per Unit amounts)
2009
Revenues	$1,131	$759	$1,074	$1,347	$4,311
Expenses	832	696	716	735	2,979

Net income	$299	$63	$358	$612	$1,332

Net income allocated to:
Managing Partner	$116	$48	$111	$172	$447
Investing Partners	183	15	247	440	885

	$299	$63	$358	$612	$1,332

Net income per Investing Partner Unit (1)	$180	$15	$242	$430	$867

2008
Revenues	$2,210	$2,610	$2,042	$1,112	$7,974
Expenses	602	634	739	664	2,639

Net income	$1,608	$1,976	$1,303	$448	$5,335

Net income allocated to:
Managing Partner	$361	$438	$297	$133	$1,229
Investing Partners	1,247	1,538	1,006	315	4,106

	$1,608	$1,976	$1,303	$448	$5,335

Net income per Investing Partner Unit (1)	$1,201	$1,485	$977	$306	$3,976

(1)	The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     G. Steven Farris, the Managing Partner’s Chairman of the Board and Chief Executive Officer (principal executive officer) , and Roger B. Plank, the Managing Partner’s President (principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report on Internal Control Over Financial Reporting
     The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, included on page 20 of this report. This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2009, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2010 annual meeting of stockholders of Apache (the Apache Proxy) is incorporated herein by reference.
Code of Business Conduct
     Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct (Code of Conduct), which also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct under “Governance” on the “About Apache” page of the Apache’s website at apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within five business days and maintained for at least twelve months.

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
     Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2009. Directors and officers of Apache own four Units, less than one percent of the Partnership’s Units, as of December 31, 2009. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.2 percent of the outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
a.	(1) Financial Statements — See accompanying index to financial statements in Item 8 above.

(2) Financial Statement Schedules — See accompanying index to financial statements in Item 8 above.

(3) Exhibits
3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

*31.1	Certification of Principal Executive Officer.

*31.2	Certification of Principal Financial Officer.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer.

*99.1	Report of Ryder Scott Company, L.P., Petroleum Consultants.

99.2	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.3	Proxy statement to be dated on or about March 31, 2010, relating to the 2010 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

*	Filed herewith.
b.	See a (3) above.

c.	See a (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Date: February 26, 2010	By:	/s/ G. Steven Farris
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

Name	Title	Date
/s/ G. Steven Farris	Chairman of the Board and Chief Executive Officer	February 26, 2010
G. Steven Farris	(principal executive officer)

/s/ Roger B. Plank	President (principal financial officer)	February 26, 2010
Roger B. Plank

/s/ Rebecca A. Hoyt	Vice President and Controller	February 26, 2010
Rebecca A. Hoyt	(principal accounting officer)

Name	Title	Date
/s/ Frederick M. Bohen	Director	February 26, 2010
Frederick M. Bohen

/s/ Randolph M. Ferlic	Director	February 26, 2010
Randolph M. Ferlic

/s/ Eugene C. Fiedorek Eugene C. Fiedorek	Director	February 26, 2010

/s/ A. D. Frazier, Jr.	Director	February 26, 2010
A. D. Frazier, Jr.

/s/ Patricia Albjerg Graham	Director	February 26, 2010
Patricia Albjerg Graham

/s/ John A. Kocur	Director	February 26, 2010
John A. Kocur

/s/ George D. Lawrence	Director	February 26, 2010
George D. Lawrence

/s/ F. H. Merelli	Director	February 26, 2010
F. H. Merelli

/s/ Rodman D. Patton	Director	February 26, 2010
Rodman D. Patton

/s/ Charles J. Pitman	Director	February 26, 2010
Charles J. Pitman