Form 10-Q
period 2010-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2010-05-07
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of registrant’s units outstanding as of March 31, 2010	1,022

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
REVENUES:
Oil and gas sales	$1,723,972	$1,131,168
Interest income	4	130

	1,723,976	1,131,298

EXPENSES:
Depreciation, depletion and amortization	360,373	295,532
Asset retirement obligation accretion	29,986	16,459
Lease operating expenses	253,045	387,835
Gathering and transportation costs	33,946	19,967
Administrative	109,250	112,500

	786,600	832,293

NET INCOME	$937,376	$299,005

NET INCOME ALLOCATED TO:
Managing Partner	$253,561	$115,563
Investing Partners	683,815	183,442

	$937,376	$299,005

NET INCOME PER INVESTING PARTNER UNIT	$669	$180

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$937,376	$299,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	360,373	295,532
Asset retirement obligation accretion	29,986	16,459
Dismantlement & abandonment cost	(81,076)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	42,366	196,239
(Increase) decrease in receivable from Apache Corporation	(101,963)	(84,281)
Increase (decrease) in accrued operating expenses	3,389	2,005

Net cash provided by operating activities	1,190,451	724,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(188)	(473,815)

Net cash used in investing activities	(188)	(473,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	—	—
Distributions to Managing Partner	(250,731)	(145,333)

Net cash used in financing activities	(250,731)	(145,333)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	939,532	105,811

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,048,412	1,131,615

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,987,944	$1,237,426

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,987,944	$2,048,412
Accrued revenues receivable	277,368	319,734
Accrued insurance receivable	24,678	24,678
Receivable from Apache Corporation	184,865	82,902

	3,474,855	2,475,726

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	188,458,508	188,458,320
Less – Accumulated depreciation, depletion and amortization	(183,058,551)	(182,698,178)

	5,399,957	5,760,142

	$8,874,812	$8,235,868

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accrued operating expenses	$109,794	$106,405
Accrued exploration and development	—	—

	109,794	106,405

ASSET RETIREMENT OBLIGATION	1,992,805	2,043,895

PARTNERS’ CAPITAL:
Managing Partner	76,910	74,080
Investing Partners (1,021.5 units outstanding)	6,695,303	6,011,488

	6,772,213	6,085,568

	$8,874,812	$8,235,868

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
     The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership’s latest annual report on Form 10-K.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of March 31, 2010, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserves and related present value estimates of future net cash flow therefrom, the present value of asset retirement obligations and contingency obligations. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-09, “Subsequent Events,” which amended the FASB Accounting Standards Codification (ASC) Topic 855, “Subsequent Events,” to remove the requirement that SEC registrants disclose the date through which management evaluated subsequent events in the financial statements. The Partnership adopted ASU 2010-09 effective March 31, 2010. See discussion of subsequent events below.
2. RECEIVABLE FROM APACHE CORPORATION
     The receivable from Apache represents the net result of the Investing Partners’ revenue and expenditure transactions in the current month. Generally, cash in this amount will be paid by Apache to the Partnership in the month after the Partnership’s transactions are processed and the net results of operations are determined.

3. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2010. The per-unit value was determined to be $15,411 based on the valuation date of December 31, 2009. The Partnership will not repurchase any Units during the first half of 2010 as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2010 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first three months of 2010:

Asset retirement obligation at December 31, 2009	$2,043,895
Accretion expense	29,986
Liabilities settled	(81,076)

Asset retirement obligation at March 31, 2010	$1,992,805

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
5. SUBSEQUENT EVENTS
     Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the SEC. No significant subsequent events have been identified.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of March 31, 2010, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2009, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the first quarter of 2010 of $0.9 million compared to earnings of $0.3 million in the first quarter 2009. Net income per Investing Partner Unit increased nearly four fold from a year ago, up from $180 per Unit in the first quarter 2009, to $669 per Unit in the current quarter. Higher oil and gas prices, increased gas production and lower operating expense contributed to the increase in earnings and net income per Investing Partner Unit from 2009.
     Total revenues for the first quarter of 2010 increased to $1.7 million in 2010, up from $1.1 million for the same period a year ago. The increase reflected higher realized oil and gas prices in 2010 which increased 104 percent and 12 percent, respectively, from the first quarter of 2009 and increased gas production in 2010. Oil prices reached their highest level since the third quarter of 2008, while gas prices reached their highest level since the fourth quarter of 2008.
     The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Three Months
	Ended March 31,		Increase
	2010	2009	(Decrease)
Gas volume – Mcf per day	2,039	1,587	28%
Average gas price – per Mcf	$5.64	$5.02	12%
Oil volume – barrels per day	92	113	(19)%
Average oil price – per barrel	$76.95	$37.74	104%
NGL volume – barrels per day	11	15	(27)%
Average NGL price – per barrel	$54.65	$23.79	130%
Oil and Gas Sales
     Natural gas sales for the first quarter of 2010 totaled $1.0 million, up $318,000 or 44 percent from the first quarter of 2009 with less downtime and higher prices. Natural gas volumes increased 28 percent from a year ago, increasing current sales by $229,000. The Partnership’s first quarter 2009 gas production was reduced as a rupture in a third-party gas pipeline necessitated the shut-in of Matagorda Island 681/682 production for 42 days during the first quarter 2009. Production from the field was not restored until August of 2009. The Partnership’s average realized natural gas price for the first quarter of 2010 increased $0.62 per Mcf from the year-earlier period, boosting sales by $89,000.
     The Partnership’s crude oil sales for the first quarter of 2010 totaled $0.6 million, a 66 percent increase from the first quarter of 2009. A $39.21 per barrel, or 104 percent, increase in the Partnership’s average realized oil price increased sales approximately $0.4 million from the first quarter of 2009. A 21 barrel per day decrease in the Partnership’s oil production from the first quarter of last year was attributable to natural declines in the South Timbalier 295 field and the field being shut-in for 10 days during the current quarter for maintenance performed by the operator of a third-party pipeline.

     The Partnership sold an average of 11 barrels per day of natural gas liquids from processing gas during the first quarter of 2010, a 27 percent decrease from 2009. The Partnership’s realized price for natural gas liquids increased to $54.65 in the first quarter of 2010.
     Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather in the Gulf of Mexico, the Partnership’s future production may be subject to more volatility than those companies with a larger or more diversified property portfolio.
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed, as a percentage of oil and gas sales, was approximately 21 percent during the first quarter of 2010 compared to 26 percent during the same period in 2009. The lower DD&A rate as a percentage of sales reflected higher oil and gas prices in 2010. On a per barrel of oil equivalent (boe) basis, DD&A increased to $9.05 per boe in the first quarter of 2010 from $8.38 per boe in the comparable period in 2009 with the higher asset retirement obligation cost recorded in the fourth quarter of 2009. During the first quarter of 2010, the Partnership recognized $29,986 of accretion expense on the asset retirement obligation compared to $16,459 in the first quarter of 2009, as a result of the higher asset retirement liability.
     Lease operating expense (LOE) for the first quarter of 2010 of $253,045 decreased 35 percent from the first quarter of 2009 on lower workover costs and repairs and maintenance costs. During the first quarter of 2009, the Partnership participated in workovers on three wells at North Padre Island and two wells at South Timbalier 295. Lease operating expense for the first quarter of 2009 also included repairs to a compressor on the South Timbalier 295 platform, and repairs for damage to a boat landing caused by Hurricane Ike. Gathering and transportation cost increased from 2009 with the increased gas sales from Matagorda Island 681/682. Administrative expense decreased three percent from the first quarter of 2009.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.2 million for the first three months of 2010. Net cash provided by operating activities in the quarter was up 64 percent from a year ago as a result of increases in oil and gas prices, higher gas production and lower operating expenses. Future cash flows will be influenced by fluctuations in these same components.
     At March 31, 2010, the Partnership had approximately $3.0 million in cash and cash equivalents, up from approximately $2.0 million at December 31, 2009. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations. The Partnership increased its cash balances during the first quarter of 2010 to help fund development cost planned for the remainder of 2010.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2010. The Partnership did not have any contractual obligations as of March 31, 2010, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership had only incidental capital expenditures during the first quarter of 2010. The Partnership expects to utilize available funds to participate in drilling four wells at Ship Shoal 258/259 during remainder of 2010. The Partnership also plans to participate in recompletions at South Timbalier 295 and North Padre Island 969/976 during 2010 to help maintain production and develop the Partnership’s proved undeveloped reserves. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $3.0 million for the remainder of 2010. Such estimates may change based on realized prices, drilling results, changes by the operator to the development plan or changes in government regulations.
     No distributions were made to Investing Partners during the first quarter of 2010, as cash balances were increased to fund capital expenditures planned for the remainder of 2010. The Partnership made no distribution to Investing Partners during the first quarter of 2009 as oil and gas prices were low and the Matagorda Island 681/682 field was shut-in for part of the quarter.
     The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations. If commodity prices remain at or decline from levels realized during the first quarter of 2010 and the Partnership participates in the planned development projects noted above, the Partnership will most likely not be able to fund a distribution to Investing Partners during 2010.
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2010. The per-unit value was determined to be $15,411 based on the valuation date of December 31, 2009. The Partnership will not repurchase any Units during the first half of 2010, as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2010 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
Potential Impact of Deepwater Horizon Explosion and Oil Spill on Gulf of Mexico Operations
     On April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, operating on Mississippi Canyon Block 252 sank after an apparent blowout and fire. Although attempts are being made to seal the well, hydrocarbons have been leaking and the spill area continues to grow. The Partnership does not have any ownership in the field and as of this date, the spill has not affected the Partnership’s current operations. However, the Partnership cannot predict at this time the potential impact of the incident and resulting spill on our future drilling activity or operations or how government agencies may respond with changes in laws and regulations pertaining to the Gulf of Mexico.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2009 or the first three months of 2010.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2009, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Roger B. Plank, the Managing Partner’s President (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
     There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
FORWARD-LOOKING STATEMENTS AND RISK
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2009 and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 – “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A – “Risk Factors,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in our most recently filed Form 10-K.
All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2010, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2009.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: May 7, 2010	/s/ Roger B. Plank
Roger B. Plank
President (principal financial officer) of Apache Corporation, Managing Partner

Dated: May 7, 2010	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President and Controller (principal accounting officer) of Apache Corporation, Managing Partner