Form 10-Q
period 2010-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2010-11-09
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a Smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of registrant’s units outstanding as of September 30, 2010	1,022

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
REVENUES:
Oil and gas sales	$596,557	$1,073,780	$3,657,099	$2,964,222

Interest income	14	24	25	188

	596,571	1,073,804	3,657,124	2,964,410

EXPENSES:
Depreciation, depletion and amortization	111,051	207,443	704,774	685,833
Asset retirement obligation accretion	29,507	16,945	88,623	50,104
Lease operating expenses	265,887	356,059	775,759	1,119,256
Gathering and transportation costs	42,970	22,827	101,213	51,509
Administrative	109,250	112,500	327,750	337,500

	558,665	715,774	1,998,119	2,244,202

NET INCOME	$37,906	$358,030	$1,659,005	$720,208

NET INCOME ALLOCATED TO:
Managing Partner	$30,070	$111,322	$464,119	$274,696
Investing Partners	7,836	246,708	1,194,886	445,512

	$37,906	$358,030	$1,659,005	$720,208

NET INCOME PER INVESTING PARTNER UNIT	$8	$242	$1,170	$436

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,659,005	$720,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	704,774	685,833
Asset retirement obligation accretion	88,623	50,104
Dismantlement and abandonment cost	(91,849)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	197,913	(5,230)
Increase (decrease) in payable to Apache Corporation	163,942	(176,798)
Increase (decrease) in accrued operating expenses	26,839	28,619

Net cash provided by operating activities	2,749,247	1,302,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(698,177)	(609,560)

Net cash used in investing activities	(698,177)	(609,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	—	—
Distributions to Managing Partner	(224,193)	(262,850)

Net cash used in financing activities	(224,193)	(262,850)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,826,877	430,326

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,048,412	1,131,615

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,875,289	$1,561,941

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,875,289	$2,048,412
Accrued revenues receivable	121,821	319,734
Accrued insurance receivable	24,678	24,678
Receivable from Apache Corporation	—	82,902

	4,021,788	2,475,726

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	189,496,674	188,458,320
Less — Accumulated depreciation, depletion and amortization	(183,402,952)	(182,698,178)

	6,093,722	5,760,142

	$10,115,510	$8,235,868

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$81,040	$—
Accrued operating expenses	133,244	106,405
Accrued exploration and development	340,177	—

	554,461	106,405

ASSET RETIREMENT OBLIGATION	2,040,669	2,043,895

PARTNERS’ CAPITAL:
Managing Partner	314,006	74,080
Investing Partners (1,021.5 units outstanding)	7,206,374	6,011,488

	7,520,380	6,085,568

	$10,115,510	$8,235,868

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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of September 30, 2010, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
3. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2010. The per-unit value was determined to be $15,411 based on the valuation date of December 31, 2009. A second right of presentment valuation was computed during October 2010 and the per-unit value was determined to be $16,130 based on a valuation date of June 30, 2010. The Partnership did not repurchase any Units during the first nine months of 2010 as a result of the Partnership’s limited amount of cash available for discretionary purposes and is not expected to purchase any in the fourth quarter of 2010. The per-unit right of presentment value computed during the first quarter of 2009 based on the valuation date of December 31, 2008 was $9,497 and the second per-unit right of presentment in 2009 was $8,677. The Partnership did not repurchase any Units during the first nine months of 2009. The Partnership has no obligation to purchase any units presented to the extent it determines that it has insufficient funds for such purchases.
4. ASSET RETIREMENT OBLIGATIONS
     The following table describes changes to the Partnership’s asset retirement obligation liability for the first nine months of 2010:

Asset retirement obligation at December 31, 2009	$2,043,895
Accretion expense	88,623
Liabilities settled	(91,849)

Asset retirement obligation at September 30, 2010	$2,040,669

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
     In September 2010 the Bureau of Ocean Management, Regulation and Enforcement (BOEMRE, formerly known as the Minerals Management Service), a division of the U.S. Department of the Interior, issued Notice to Lessees (NTL) No. 2010-G05, which includes guidelines for decommissioning idle infrastructure on active leases in the Gulf of Mexico within a specified period of time. The Partnership is currently evaluating the impact of these new guidelines on its financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of September 30, 2010, and the period then ended, and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2009, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income of $37,906 for the third quarter of 2010, down from $358,030 in the third quarter of 2009. Net income per Investing Partner Unit fell to $8 per Unit in the third quarter of 2010, down from $242 per Unit in the third quarter of 2009. Lower oil and gas production lead to the significant decline in net income from a year ago.
     The Partnership’s production from South Timbalier 295 has been shut-in since July 11, 2010, as a result of a leak in a third-party pipeline. It is anticipated that the field may be shut-in until February or March of 2011 as a new sales line is built to restore production. Production from the field accounted for approximately 55 percent and 54 percent of the Partnership’s total oil and gas sales for the third quarter of 2009 and first nine months of 2009, respectively.
     During the current quarter, the Partnership also experienced intermittent downtime at Matagorda Island 681/682 and North Padre Island 969 for inclement weather, pipeline repairs and field operations. This downtime, combined with the South Timbalier 295 shut-in, contributed to a 25 percent decline in gas production from a year ago.
     Net income for the nine months ending September 30, 2010 totaled $1,659,005 compared to $720,208 for the nine months ending September 30, 2009. Net income per Investing Partner Unit for the nine-month period ending September 30, 2010 of $1,170 was up from $436 per Unit in the first nine months of 2009. Higher oil and gas prices, increased gas volumes and lower operating costs also contributed to the substantial increase in net income for the first nine months of 2010 compared to the same period a year ago.
     Total revenues dropped 44 percent from the third quarter of 2009 compared to the third quarter of 2010 on lower oil and gas production in the current period. Average daily oil volumes and gas volumes decreased 86 percent and 25 percent, respectively from the third quarter of 2009. South Timbalier 295 was shut-in July 11, 2010 as a result of a leak in a third party pipeline. Year-to-date revenues for the nine months ended September 30, 2010 increased 23 percent over the same period in 2009. Realized oil and gas prices increased 46 percent and 25 percent, respectively, offsetting the decrease in average daily oil production of 37 percent. Average daily gas production increased 29 percent over 2009. Interest income for the first nine months of 2010 dropped from a year ago as a result of the significant decline in interest rates paid on cash equivalents.
     The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Gas volume — Mcf per day	1,195	1,603	(25)%	1,672	1,295	29%
Average gas price — per Mcf	$4.51	$3.20	41%	$4.95	$3.97	25%
Oil volume — barrels per day	12	88	(86)%	62	99	(37)%
Average oil price — per barrel	$68.29	$67.40	1%	$76.64	$52.67	46%
NGL volume — barrels per day	6	19	(68%)	8	17	(53)%
Average NGL price — per barrel	$43.70	$33.38	31%	$48.79	$28.96	68%

Oil and Gas Sales
     Natural gas sales totaled $496,026 in the third quarter of 2010, increasing $24,083 or 5 percent from the same period in 2009. The Partnership’s average realized natural gas price for the quarter increased $1.31 per Mcf, or 41 percent, from the third quarter of 2009, increasing sales by $193,137 from a year ago. Natural gas volumes decreased 25 percent reflecting the shut-in production at South Timbalier 295, downtime at Matagorda 681/682 for inclement weather and pipeline repairs and downtime at North Padre Island 969 for field operations.
     The Partnership’s crude oil sales for the third quarter of 2010 totaled $78,240 or 86 percent less than the $543,829 of crude oil sales in the third quarter of 2009. Crude oil volumes on a per day basis decreased 86 percent from 88 barrels per day in the third quarter of 2009 to 12 barrels per day in the third quarter of 2010. South Timbalier 295, the Partnership’s primary source of oil sales, has been shut-in since July 11, 2010 for a leak in a third-party pipeline. The Partnership’s average realized price in the third quarter of 2010 of $68.29 per barrel was up slightly from the third quarter of 2009 price of $67.40 per barrel.
     Apache and the Partnership are currently planning to construct a new sales line to restore production from the South Timbalier 295 field. The new sales line, which will provide more operating flexibility to Apache and the Partnership, is expected to be completed in February or March 2011. Apache and the Partnership believe the new sales line is the best alternative given the age of the existing leaking pipeline, the timeline for initiating and completing repairs as projected by the operator of the leaking pipeline, the cost of repairs which will be have to be absorbed by the parties, the projected life of the South Timbalier 295 reserves and operational control of the sales line and related facilities.
     The Partnership sold 6 barrels per day of natural gas liquids (NGL) in the third quarter of 2010, down from 19 barrels per day in the third quarter of 2009. The decrease reflected lower production from South Timbalier 295 during the current quarter.
     Natural gas sales for the first nine months of 2010 increased 61 percent from a year ago, rising to $2,258,719 in the current period. A 29 percent increase in natural gas volumes during the first nine months of 2010 from the same period a year ago boosted sales by $509,589 while a 25 percent increase in the Partnership’s average gas price increased sales by $343,514. The Partnership’s gas production in 2009 was hindered by the shut-in of Matagorda Island 681/682 for repairs to a third-party pipeline. The impact of the Matagorda Island shut-in and natural declines was mitigated by increased production from workovers at North Padre Island 969/976 in 2009. The Partnership’s average realized gas prices increased to $4.95 per Mcf in 2010 from $3.97 per Mcf in the first nine months of 2009.
     Crude oil sales for the first nine months of 2010 decreased 10 percent from the same period in the prior year, decreasing from $1,424,508 in the first nine months of 2009 to $1,288,042 in the first nine months of 2010. A $23.97 per barrel increase in oil prices from a year ago raised sales by $648,299 which offset the 37 barrel per day decline in production. The Partnership’s average realized price for the oil during the first nine months of 2010 increased 46 percent from the comparable period in 2009, rising to $76.64 per barrel in 2010. The Partnership’s crude oil volumes decreased from 99 barrels per day during the first nine months of 2009 to 62 barrels per day during the same period of 2010 as a result of the third-party pipeline shut-in of South Timbalier 295.
     The Partnership sold 8 barrels per day of natural gas liquids in the first nine months of 2010, down from 17 barrels per day for the same period of 2009.
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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 19 percent during both the third quarters of 2010 and 2009. DD&A expressed as a percentage of oil and gas sales for the first nine months was 19 percent and 23 percent for 2010 and 2009, respectively. The lower rate as a percentage of sales reflected the higher oil and gas prices in 2010. On a per barrel of oil equivalent (boe)

basis, DD&A increased to $6.35 per boe in the first nine months of 2010 from $5.28 per boe in the comparable period in 2009 on higher capitalized cost.
     The Partnership recognized $29,507 in asset retirement obligation accretion in the third quarter of 2010, compared to $16,945 for the third quarter of 2009. For the nine months ending September 30, 2010 and 2009 the Partnership recognized $88,623 and $50,104, respectively. The increases reflected the increase in the Partnership’s asset retirement obligation liability during the fourth quarter of 2009. Gathering and transportation costs for the third quarter and first nine months of 2010 nearly doubled from a year ago as a result of higher gas volumes at Matagorda Island 681/682 and new marketing arrangements for North Padre Island 969 where the Partnership pays for its transportation cost instead of receiving a gas sales price which is net of transportation.
     Lease operating expenses (LOE) for the third quarter of 2010 of $265,887 was down from the third quarter of 2009. During the third quarter of 2009, maintenance was performed on the Matagorda Island 681 platform while the field was shut-in for third-party pipeline repairs, and workovers were performed at North Padre Island 976 and Ship Shoal 259.
     LOE for the first nine months of 2010 was down 31 percent from the same period a year ago as a result of fewer workover and repair projects in 2010 compared to 2009. Administrative expense decreased three percent for the first nine months of 2010, as compared to the same period in 2009.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $2.7 million for the first nine months of 2010. Net cash provided by operating activities during the first nine months of 2010 was more than double a year ago as a result of increases in oil and gas prices and lower operating costs. Future cash flows will be influenced by fluctuations in product prices, production levels and operating costs. Cash provided by operating activities will be reduced in at least the next two quarters as a result of the shut-in production at South Timbalier 295.
     At September 30, 2010, the Partnership had approximately $3.9 million in cash and cash equivalents, up from approximately $2.0 million at December 31, 2009. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations (ARO). The Partnership increased its cash balances during the nine months of 2010 to fully cover its ARO and help fund development cost planned for the remainder of 2010. In light of the Deepwater Horizon explosion and oil spill discussed below and the age of the Partnership’s properties, the Partnership believes it is prudent to increase its cash reserves to cover the undiscounted value of its ARO, up from the discounted ARO values utilized in recent years.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2010. The Partnership did not have any contractual obligations as of September 30, 2010, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest Annual Report on Form 10-K.
     The Partnership’s cash capital expenditures totaled $698,177 for the first nine months of 2010, as it participated in three recompletions at South Timbalier 295 and two recompletions at North Padre Island 969. The Partnership is utilizing available funds to participate in development activities recommended by the operators and by the Managing Partner for maintaining the Partnership’s production and developing its proved undeveloped reserves.
     Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1.4 million for the remainder of 2010. The Partnership plans to participate in two drilling projects at Ship Shoal 258/259 during 2010. Apache has obtained permits from BOEMRE for the drilling of the Ship Shoal 259 #JA-3 sidetrack well and is currently seeking approval for two additional drilling permits for the field. It is anticipated that one of the wells pending approval would begin drilling in 2010 and one well in 2011. Drilling plans and estimates may change based on realized oil and gas prices, drilling results of the initial well, government regulations, or changes by the operator to the development plan. The Partnership also plans to participate in the construction of a new sales line from South Timbalier 295. The new sales line is necessary to restore production from the field after a third-party pipeline developed leaks.
     No distributions were made to Investing Partners during the first nine months of 2010, as cash was being accumulated to increase the reserve for future asset retirement obligations and fund capital expenditures planned for the remainder of 2010. The Partnership made no distribution to Investing Partners during the first nine months of 2009 as oil and gas prices were low and the Matagorda Island 681/682 field was shut-in for much of the first half of 2009.
     The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. With the continued shut-in of production at South Timbalier 295 and the planned development projects noted above, the Partnership will most likely not be able to fund a distribution to Investing Partners during 2010.
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2010. The per-unit value was determined to be $15,411 based on the valuation date of December 31, 2009. A second right of presentment valuation was computed during October 2010 and the per-unit value was determined to be $16,130 based on a valuation date of June 30, 2010. The Partnership did not repurchase any Units during the first nine months of 2010 as a result of the Partnership’s limited amount of cash available for discretionary purposes and is not expected to purchase any in the fourth quarter of 2010. The per-unit right of presentment value computed during the first quarter of 2009 based on the valuation date of December 31, 2008 was $9,497 and the second per-unit right of presentment in 2009 was $8,677. The Partnership did not repurchase any Units during the first nine months of 2009. The Partnership has no obligation to purchase any units presented to the extent it determines that it has insufficient funds for such purchases.

Potential Impact of Deepwater Horizon Explosion and Oil Spill on Gulf of Mexico Operations
     In April 2010, a deepwater drilling rig, the Deepwater Horizon, operating in the Gulf of Mexico on Mississippi Canyon Block 252, sank after an apparent blowout and fire, resulting in a large oil spill. Although the well has been capped, remediation of the environmental impacts of the spill is ongoing. The Partnership does not own an interest in the field.
     As a result of the incident and spill, the U.S. Department of the Interior (DOI) issued a series of reforms to the oversight and management of offshore exploration drilling activities on the federal Outer Continental Shelf (the OCS). On May 30, 2010, the Bureau of Ocean Energy Management, Regulatory and Enforcement (the BOEMRE, formerly the Minerals Management Service) of the DOI announced, as a result of the Deepwater Horizon incidents, a Moratorium Notice to Lessees and Operators (Moratorium NTL), which directed oil and gas lessees and operators to cease drilling new deepwater (depths greater than 500 feet) wells on the OCS, and put oil and gas lessees and operators on notice that, with certain exceptions, the BOEMRE would not consider drilling permits for deepwater wells and related activities. On October 12, 2010, the DOI formally lifted the moratorium.
     In addition, the BOEMRE issued two Notice to Lessees (NTLs), NTL-05 and NTL-06, which focused on increased safety measures relating to activities involving use of blowout preventers and an operator’s plans for a blowout scenario and worst-case discharge scenario. These regulatory changes have significantly slowed the permitting activity in the Gulf of Mexico.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2009 or the first nine months of 2010.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2009, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Roger B. Plank, the Managing Partner’s President (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Please refer to the risk factors as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. For the nine months ending September 30, 2010, the Partnership notes the following additional risk factors:
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
The additional drilling laws and regulations, delays in processing of permits and other related developments resulting from the recently lifted deepwater drilling moratorium in the Gulf of Mexico could adversely affect the Partnership’s business.
As has been widely reported, in April 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, leading to the oil spill currently affecting the Gulf of Mexico. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or “BOEM”) of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOEM issued a new moratorium that applies to drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities, rather than a moratorium based on water depths. The DOI lifted this moratorium on October 12, 2010. The BOEM is also expected to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. Although it is difficult to predict the ultimate impact of the moratorium or any new guidelines, regulations or legislation, a prolonged suspension of drilling activity in the Gulf of Mexico, new regulations and increased liability for companies operating in this sector could adversely affect the Partnership’s operations in the Gulf of Mexico.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By:	Apache Corporation, Managing Partner

Dated: November 9, 2010	/ s / Roger B. Plank
Roger B. Plank President (principal financial officer) of Apache Corporation, Managing Partner

Dated: November 9, 2010	/ s / Rebecca A. Hoyt
Rebecca A. Hoyt Vice President and Controller (principal accounting officer) of Apache Corporation, Managing Partner