Form 10-K
period 2010-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2011-02-28
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30,

2010	$15,620,308
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Apache Corporation’s proxy statement relating to its 2011 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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
     The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2010, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
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
2010 Results and Business Development
     The Partnership reported net income in 2010 of $1.6 million, or $1,065 per Investing Partner Unit. Earnings were up $0.2 million, or 17 percent, from 2009 on higher oil and gas prices and lower operating expenses. The Partnership’s average realized oil price increased 33 percent from a year ago to $76.78 per barrel, while the Partnership’s average realized natural gas price increased 20 percent to $4.68 per mcf. Natural gas production averaged 1,647 Mcf per day in 2010, up 13 percent from 2009 with a full year’s production from Matagorda Island 681/682. The Partnership’s average daily oil production declined 52 percent from 2009 as the Partnership’s largest oil-producing field, South Timbalier 295, was shut-in for nearly half of 2010.
     The Partnership’s production from South Timbalier 295 has been shut-in since July 11, 2010, as a result of a leak in a third-party pipeline. It is anticipated that the field may be shut-in until April 2011 as a new sales line is built to restore production. Production from the field accounted for approximately 54 percent and 44 percent of the Partnership’s total oil and gas sales dollars for 2009 and first half of 2010, respectively. The shut-in of the South Timbalier 295 production significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities and liquidity in 2010.
     During 2010, the Partnership’s oil and gas property expenditures totaled $2.6 million. The Partnership participated in drilling one well during 2010; the Ship Shoal 259 JA-3 ST2 which was completed as a producer in December 2010. During the year, the Partnership also participated in three recompletions in the South Timbalier 295 field, two recompletions at North Padre Island 969/976 and began the installation of new equipment at South Timbalier 295 as part of the new sales line tie-in. While all of the recompletions were successful, the South Timbalier 295 wells remained shut-in with the rest of the field while the Partnership worked on installing a new oil sales line.
     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $2.5 million in 2011 for drilling at Ship Shoal 258/259, completion of the new sales line at South Timbalier 295 and recompletions at North Padre Island 969/976. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to the development plan.
     Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2010, 45 of those prospects have been surrendered or sold. As of December 31, 2010, the Partnership had 35 producing wells on the Partnership’s four remaining developed fields. Four of the Partnership’s producing wells are dual completions. The Partnership had, at December 31, 2010, estimated proved oil and gas reserves of 5.7 Bcfe.

Marketing
     Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. The oil contracts are generally thirty (30) day evergreen contracts and renew automatically until cancelled by either party. These contracts provide for sales that are priced daily at prevailing market prices. The Partnership’s oil and condensate production during 2010 was purchased largely by Shell Trading Company at market prices.
     The Managing Partner markets the Partnership’s and its own U.S. natural gas production. The Partnership’s natural gas is sold primarily to Local Distribution Companies (LDCs), utilities, end-users, and integrated major oil companies. Most of Apache’s and the Partnership’s natural gas is sold on a monthly basis at either monthly or daily market prices. The Partnership believes that the sales prices it receives for natural gas sales are market prices.
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
     The Partnership’s revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2010 ranged from a high of $92.89 per barrel to a low of $68.10 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2010 ranged from a high of $6.01 per MMBtu to a low of $3.29 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond the Partnership’s control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:
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
     Production from the South Timbalier 295 field accounted for approximately 54 percent and 44 percent of the Partnership’s total oil and gas sales dollars for 2009 and first half of 2010, respectively. Production from South Timbalier 295 has been shut-in since July 11, 2010, as a result of a leak in a third-party pipeline. It is anticipated that the shut-in may be for a lengthy period of time waiting on regulatory approvals for the required work and for completion of the new sales line. If we are unable to receive regulatory approvals for the completion of the work in a timely manner or if the work is not completed for an extended period, this shut-in could have a material adverse effect on the Partnership’s financial position, results of operations and our cash flows.
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
     The Partnership is not likely to make any distributions to Investing Partners during 2011 as a result of capital outlays for drilling at Ship Shoal 258/259 and the completion of a new oil sales line at South Timbalier 295. If commodity prices remain at or decline from levels realized in 2010, the Partnership may not be able to make any distributions to Investing Partners during 2012. Declines in cash from operating activities may reduce funds available for capital expenditures.
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
Proposed regulations related to emissions and the impact of any changes in climate could adversely impact our business.
     While legislation is not currently pending in the United States, there has been discussion regarding legislation or regulation of greenhouse gas (GHG). Any such legislation, if enacted, could tax or assess some form of GHG related fees on the Partnership’s operations and could lead to increased operating expenses. Such legislation, if enacted, could also potentially cause the Partnership to make significant capital investments for infrastructure modifications.
     Furthermore, various governmental entities have discussed regulatory initiatives that could, if adopted, require the Partnership to modify existing or planned infrastructure to meet GHG emissions performance standards and necessitate significant capital expenditures. At some level, the cost of performance standards may force the early retirement of smaller production facilities, which in the aggregate may have a material adverse effect on the Partnership’s business.
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
     Several proposals are before the U.S. Congress that, if implemented, would either prohibit the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. The Partnership may use fracturing techniques to expand the available space for natural gas to migrate toward the well-bore. It is typically done at substantial depths in very tight formations.

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
Any additional drilling laws and regulations, delays in the processing and approval of permits and other related developments in the Gulf of Mexico resulting from the Deepwater Horizon incident could adversely affect the Partnership’s business.
     As has been widely reported, in April 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, which lead to a significant oil spill that affected the Gulf of Mexico. In response to this incident, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) of the U.S. Department of the Interior (DOI) ceased issuing drilling permits pursuant to a series of moratoria, and all deepwater drilling activities in progress were suspended. Although the moratoria have been lifted, the DOI has not issued any permits related to the drilling of new exploratory wells in the deepwater Gulf of Mexico as of January 31, 2011. In 2010 the DOI issued new rules designed to improve drilling and workplace safety, and various Congressional committees began pursuing legislation to regulate drilling activities and increase liability.
     In January 2011, the President’s National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling released its report, recommending that the federal government require additional regulation and an increase in liability caps. Additional legislation or regulation is being discussed which could require companies operating in the Gulf of Mexico to establish and maintain a higher level of financial responsibility under its Certificate of Financial Responsibility, a certificate required by the Oil Pollution Act of 1990 which evidences a company’s financial ability to pay for cleanup and damages caused by oil spills. There have also been discussions regarding the establishment of a new industry mutual insurance fund in which companies would be required to participate and which would be available to pay for consequential damages arising from an oil spill. These and/or other legislative or regulatory changes could require us to maintain a certain level of financial strength and may reduce our financial flexibility.
     The BOEMRE is expected to continue to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity in the U.S. and new regulations and increased liability for companies operating in this sector could adversely affect the Partnership’s operations.

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
ITEM 2. PROPERTIES
Acreage
     Acreage is held by the Partnership pursuant to the terms of various leases on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The Partnership does not anticipate any difficulty in retaining any of its leases. A summary of the Partnership’s gross and net acreage as of December 31, 2010, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
North Padre Island 969, 976	TX	10,080	714
Matagorda Island 681, 682	TX	10,840	681

		46,061	3,096

     At December 31, 2010, the Partnership did not have an interest in any undeveloped acreage.

Productive Oil and Gas Wells
     The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2010, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	6	.38	—	—
South Timbalier 276, 295, 296	LA	1	.07	18	1.27
North Padre Island 969, 976	TX	6	.43	—	—
Matagorda Island 681, 682	TX	4	.25	—	—

		17	1.13	18	1.27

Net Wells Drilled
     The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2010	—	—	—	.07	—	.07
2009	—	—	—	—	—	—
2008	—	—	—	—	.07	.07
Production and Pricing Data
     The following table provides, for each of the last three fiscal years, oil, natural gas liquids (NGLs) and gas production for the Partnership, average production costs (including gathering and transportation expense) and average sales prices.

	Production			Average Lease	Average Sales Price
	Oil	NGLs	Gas	Operating	Oil	NGLs	Gas
Year Ended December 31,	(Mbbls)	(Mbbls)	(MMcf)	Cost per Mcfe	(Per bbl)	(Per bbl)	(Per Mcf)
2010
South Timbalier 295	16	1	28	$3.01	$76.62	$51.21	$5.29
Other fields	1	2	573	1.66	78.65	49.49	4.65

Total	17	3	601	$1.90	$76.78	$50.21	$4.68

2009
South Timbalier 295	34	4	61	$1.57	$57.25	$31.90	$4.04
Other fields	2	2	470	2.19	64.36	32.35	3.87

Total	36	6	531	$1.96	$57.60	$32.07	$3.89

2008
South Timbalier 295	29	3	54	$1.69	$110.58	$59.85	$9.24
Other fields	2	3	414	1.83	111.25	60.94	8.89

Total	31	6	468	$1.78	$110.61	$60.32	$8.93

     The South Timbalier 295 field contains more than 15 percent of the Partnership’s proved reserved, expressed on an oil-equivalent-barrels basis. No other field contained 15 percent or more of the Partnership’s proved reserves as of December 31, 2010.
Estimated Proved Reserves and Future Net Cash Flows
     Effective December 31, 2009, the Partnership adopted revised oil and gas disclosure requirements set for the by the U.S. Securities and Exchange Commission (SEC) in Release No. 33-8995, “Modernization of Oil and Gas Reporting” and as codified by the Financial Accounting Standards Board (FASB) in Accounting Standards Codification (ASC) Topic 932, “Extractive Industries—Oil and Gas.” The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures.
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
     As of December 31, 2010, the Partnership had total estimated proved reserves of 486,768 barrels of crude oil and condensate, 74,480 barrels of NGLs and 2.4 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 5.7 Bcf of gas. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.
     The following table shows proved oil, NGL and gas reserves as of December 31, 2010, based on commodity average prices in effect on the first day of each month in 2010, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil	NGL	Gas
	(Mbbls)	(Mbbls)	(MMcf)
Proved developed	487	74	2,249
Proved undeveloped			105

Total proved	487	74	2,354

     The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2010, 2009 and 2008, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited) in the 2010 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows as of December 31, 2010 and 2009 were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each month, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. Future net cash flows as of December 31, 2008, were estimated using commodity prices in effect at the end of those years, in accordance with the SEC guidelines in effect prior to the issuance of the Modernization Rules.
     As of December 31, 2010, the Partnership had one undrilled location classified as proved undeveloped. The location is in North Padre Island 969/976 and is scheduled to be drilled within the next five years. The Partnership carried proved undeveloped reserves of 0.1 Bcf at both December 31, 2010 and 2009.
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
     The primarily technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mrs. Jennifer A. Fitzgerald, a Vice President with Ryder Scott. Mrs. Fitzgerald has more than nine years of industry experience and is a registered Professional Engineer in the State of Texas. She is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
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

PART II
ITEM 5. MARKET FOR THE PARTNERSHIP’S SECURITIES AND RELATED SECURITY HOLDER MATTERS
     As of December 31, 2010, there were 1,021.5 of the Partnership’s Units outstanding held by 869 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2010 or 2009.
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
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data for the five years ended December 31, 2010, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per Unit amounts)
Total assets	$10,992	$8,236	$6,680	$8,308	$8,629

Partners’ capital	$7,483	$6,086	$5,191	$6,960	$7,625

Oil and gas sales	$4,270	$4,311	$7,928	$7,679	$10,255

Net income	$1,555	$1,332	$5,335	$4,834	$7,149

Net income allocated to:
Managing Partner	$467	$447	$1,229	$1,146	$1,702
Investing Partners	1,088	885	4,106	3,688	5,447

	$1,555	$1,332	$5,335	$4,834	$7,149

Net income per Investing Partner Unit	$1,065	$867	$3,976	$3,531	$5,178

Cash distributions per Investing Partner Unit	$—	$—	$5,500	$4,000	$7,500

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
     The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K, and the Risk Factors information set forth in Part I, Item 1A of this Form 10-K.
     The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. During 2010, the Partnership benefited from higher market prices as its average realized oil and gas prices increased 33 percent and 20 percent, respectively from a year ago. Prices in recent year, however, have remained volatile and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years.
     While oil prices increased during 2010, the Partnership was unable to fully recognize potential benefits as the Partnership’s largest oil-producing field was shut-in for nearly half of the year. The Partnership’s production from South Timbalier 295 has been shut-in since July 11, 2010, as a result of a leak in a third-party pipeline. It is anticipated that the field may be shut-in until the second quarter of 2011 as a new sales line is built to restore production. Production from the field accounted for approximately 54 percent and 44 percent of the Partnership’s total oil and gas sales dollars for 2009 and first half of 2010, respectively. The shut-in of the South Timbalier 295 production significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities and liquidity in 2010.
     The Partnership participates in development drilling and recompletion activities as recommended by outside operators and the Partnership’s Managing Partner. During 2010, the Partnership’s oil and gas property expenditures totaled $2.6 million. The Partnership participated in drilling one well during 2010; the Ship Shoal 259 JA-3 ST2 which was completed as a producer in December 2010. The Partnership also participated in three recompletions in the South Timbalier 295 field, two recompletions at North Padre Island 969/976 during 2010 and began the installation of new equipment at South Timbalier 295 as part of the new oil sales line tie-in.
     Generally, the Partnership has used its available cash to fund distributions to its Partners. With the shut-in of the South Timbalier 295 field for nearly half of 2010 and the Partnership’s participation in drilling and recompletion projects during the year, the Partnership did not make any distributions to the Investing Partners during 2010. No distributions to Investing Partners were made in 2009 with the shut-in of the Matagorda Island 681/682 production, low oil and gas prices and an increase in the Partnership cash reserves for higher asset retirement obligation (ARO) liabilities.
     We do not anticipate that the Partnership will make any distributions to Investing Partners during 2011 as the Partnership plans to participate in drilling wells at Ship Shoal 258/259 during 2011 and maintain cash reserves for future ARO expenditures. The timing of when distributions will be reinstated is dependent upon oil and gas prices realized by the Partnership for the sale of its production, the timing of when the South Timbalier 295 field is returned to production and the level of drilling and recompletion activity in 2011 and 2012.
Results of Operations
     This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2010, 2009, and 2008.

Net Income and Revenue
     The Partnership reported net income of $1.6 million for 2010, up 17 percent from 2009 on higher oil and gas prices. Net income per Investing Partner Unit increased in 2010 to $1,065, up from $867 in 2009. The Partnership reported earnings of $1.3 million in 2009 and $5.3 million in 2008.
     Total revenues in 2010 of $4.3 million were essentially even with 2009 as higher oil and gas prices offset the impact of lower oil production. Interest income earned by the Partnership on short-term cash investments in 2010 of $77 decreased from 2009 as a result of lower interest rates in 2010. Interest income totaled $229 in 2009 and $46,193 in 2008.
     The Partnership’s revenues are sensitive to changes in prices received for its products. A substantial portion of the Partnership’s production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of its control. Imbalances in the supply and demand for oil and natural gas can have dramatic effects on the prices received for the Partnership’s production. Political instability and availability of alternative fuels could impact worldwide supply, while other economic factors could impact demand.
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
     The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table:

	For the Year Ended December 31,
		Increase		Increase
	2010	(Decrease)	2009	(Decrease)	2008
Gas volumes — Mcf per day	1,647	+13%	1,455	+14%	1,277
Average gas price — per Mcf	$4.68	+20%	$3.89	-56%	$8.93
Oil volumes — barrels per day	47	-52%	98	+17%	84
Average oil price — per barrel	$76.78	+33%	$57.60	-48%	$110.61
NGL volumes — barrels per day	8	-50%	16	n/a %	16
Average NGL price — per barrel	$50.21	+57%	$32.07	-47%	$60.32
Natural Gas Sales
     2010 vs. 2009 Natural gas sales for 2010 increased 36 percent from a year ago, rising to $2.8 million in the current period. A 20 percent increase in the Partnership’s average gas price increased sales by $0.4 million while a 13 percent increase in natural gas volumes during 2010 boosted sales by $0.3 million. The Partnership’s average realized gas prices increased to $4.68 per Mcf in 2010 from $3.89 per Mcf in 2009. The Partnership’s gas production in 2009 was hindered by the shut-in of Matagorda Island 681/682 for repairs to a third-party pipeline. The full year’s production at Matagorda 681/682 in 2010 boosted sales volumes by 406 Mcf per day over 2009, more than offsetting impact of the shut-in of production at South Timbalier 295 in 2010 and natural depletion at Ship Shoal 258/259 and North Padre Island 969/976.
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

Crude Oil Sales
     2010 vs. 2009 Crude oil sales for 2010 decreased 36 percent from a year ago, decreasing from $2.0 million in 2009 to $1.3 million in 2010. The Partnership’s crude oil volumes decreased from 98 barrels per day during 2009 to 47 barrels per day during 2010 as a result of the third-party pipeline shut-in of South Timbalier 295. The lower volumes reduced sales by $1.4 million. A $19.18 per barrel increase in oil prices from a year ago raised sales by $0.7 million, which partially offset the 51 barrel per day decline in production. The Partnership’s average realized price for the oil during 2010 increased 33 percent from 2009, rising to $76.78 per barrel in 2010.
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
NGL Sales
     The Partnership sold 8 barrels per day of NGL in 2010, down from 16 barrels per day in 2009. The decrease reflected lower production from South Timbalier 295 during 2010. NGL volumes also totaled 16 barrels per day in 2008. NGL prices declined 47 percent from 2008 to 2009 with the decline in oil prices and then increased 57 percent in 2010 with the resurgence in oil prices.
Operating Expenses
     2010 vs. 2009 The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 19 percent during 2010, down from 22 percent in 2009. The decrease in rate as a percentage of oil and gas sales was driven by higher oil and gas prices in 2010. Lease operating expense (LOE) decreased 15 percent over the previous year on lower workover and repair and maintenance costs. During 2010, the Partnership participated in repairs at Matagorda Island 681/682, North Padre Island 969/976, Ship Shoal 258/259 and South Timbalier 295. Gathering and transportation costs increased from 2009 levels reflecting the increase in sales volumes in 2010 at Matagorda Island 681/682 and new marketing arrangements for North Padre Island 969 where the Partnership pays for its transportation cost instead of receiving a gas sales price which is net of transportation. Administrative expense for the year decreased slightly from 2009 to $403,000.
     2009 vs. 2008 The Partnership’s DD&A rate, expressed as a percentage of oil and gas sales, was approximately 22 percent during 2009, up from 11 percent in 2008. The increase in rate as a percentage of oil and gas sales was driven by lower oil and gas prices in 2009. DD&A on an absolute basis increased as a result of increased production and higher plugging and dismantlement cost. LOE increased 25 percent over the previous year on higher workover and repair and maintenance costs. During 2009, the Partnership participated in workovers at North Padre Island 969/976, Ship Shoal 258/259 and South Timbalier 295. LOE for the period also included repairs to a compressor on the South Timbalier 295 platform and maintenance cost at Matagorda Island 681/682. LOE for 2009 excludes $64,605 of expected insurance reimbursement for Hurricane Ike damage. The repair cost subject to insurance reimbursement is primarily for a gathering line at Ship Shoal 258/259 and for handrail, grating and decking repairs on various platforms. Gathering and transportation costs increased from 2008 levels reflecting the increase in sales volumes in 2009. Administrative expense for the year decreased slightly from 2008 to $418,000.
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

Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $2.5 million for 2010. The Partnership’s 2010 net cash provided by operating activities increased $0.5 million from 2009 on increased earnings and reduced receivables. Net cash provided by operating activities in 2009 of $2.0 million decreased 69 percent from 2008 as a result of oil and gas prices dropping 48 percent and 56 percent, respectively, from 2008. A $.3 million increase in lease operating expense in 2009 also contributed to net cash provided by operating activities declining from 2008.
     At December 31, 2010, the Partnership had approximately $3.0 million in cash and cash equivalents, up from slightly more than $2.0 million at December 31, 2009. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the value of its future asset retirement obligations (ARO) and to participate in future drilling and recompletion opportunities. The Partnership increased its cash balances during 2010 as a reserve for the higher projected ARO and to fund capital expenditures projected for the first half of 2011.
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
     Approximately 75 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves and that the estimated reserves from these projects are based on prices at December 31, 2010. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
     On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment cost. The Partnership did not sell any properties in 2010, 2009 or 2008.
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. The Partnership had no outstanding debt or lease commitments at

December 31, 2010. The Partnership did not have any contractual obligations as of December 31, 2010, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the fair value of the ARO as discussed under the discussion of critical accounting policies noted below.
     During 2010, the Partnership’s oil and gas property expenditures totaled $2.6 million. The Partnership participated in drilling one well during 2010; the Ship Shoal 259 JA-3 ST2 which was completed as a producer in December 2010. During the year, the Partnership also participated in three recompletions in the South Timbalier 295 field, two recompletions at North Padre Island 969/976 and began the installation of new equipment at South Timbalier 295 as part of the new sales line tie-in. While all of the recompletions during 2010 were successful, the South Timbalier 295 wells remained shut-in with the rest of the field while the Partnership worked on installing a new oil sales line. During 2009, the Partnership’s oil and gas property expenditures totaled $0.6 million. The Partnership participated in two recompletions in the North Padre Island 969/976 field and one recompletion at Matagorda Island 681/682 during the year. During 2008, the Partnership’s oil and gas property expenditures totaled $1.0 million. The Partnership participated in drilling one well in the North Padre Island 969/976 Field during 2008. The well was unsuccessful in its initial evaluation, and Apache and the Partnership elected not to participate in a sidetrack well proposed by the operator. The Partnership also participated in recompletions at Matagorda 681/682 and South Timbalier 295 during 2008.
     Based on preliminary information provided by the operators of the properties in which the Partnership owns interests, the Partnership anticipates capital expenditures will total approximately $2.5 million in 2011 for drilling at Ship Shoal 258/259, completion of the new sales line at South Timbalier 295 and recompletions at North Padre Island 969/976. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to the development plan.
     No distributions were paid to Investing Partners during 2010 or 2009 as a result of the shut-in of production for extended periods of time during the period and cash requirements for drilling, recompletion and repair activities. Distributions of $5,500 per Unit were made to Partners during 2008 resulting in total distributions to Limited Partners of $5.7 million in 2008. The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted.
     We do not anticipate that the Partnership will make any distribution to Investing Partners in 2011 as a result of planned capital outlays for drilling and recompletion activities during 2011 and the continued shut-in of South Timbalier 295 while a new oil sales line is being constructed. Once oil production has resumed at South Timbalier 295, the Partnership will need to replenish its cash reserve for future plugging and abandonment expenditures. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the value of its future asset retirement obligations.
     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. In 2010 and 2009, the Partnership did not offer to purchase any Units from Investing Partners as a result of the limited amount of cash available for discretionary purposes. In 2008, Investing Partners were paid $228,995, respectively, for a total of 16.7 Units.
     There will be two rights of presentment in 2011, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units. The Partnership has no obligation to repurchase any Units presented to the extent that it determines that it has insufficient funds for such repurchases. The Partnership is not likely to have funds available to repurchase Units during 2011.
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
Critical Accounting Policies and Estimates
     The Partnership prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes. Management identifies certain accounting policies as critical based on, among other things, their impact on the Partnership’s financial condition, results of operations or liquidity and the degree of difficulty, subjectivity and complexity in their development. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Following is a discussion of Partnership’s most critical accounting policies:
Reserve Estimates
     Effective December 31, 2009, the Partnership adopted revised oil and gas disclosure requirements set forth by the U.S. Securities and Exchange Commission (SEC) in Release No. 33-8995, “Modernization of Oil and Gas Reporting” and as codified by the Financial Accounting Standards Board (FASB) in Accounting Standards Codification (ASC) Topic 932, “Extractive Industries—Oil and Gas". The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures.
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

     Reserves as of December 31, 2010 and 2009 were calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each month, held flat for the life of production, except where prices are defined by contractual arrangements. Reserves as of December 31, 2008 were estimated using prices in effect at the end of those years, in accordance with SEC guidance in effect prior to the issuance of the Modernization Rules.
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
     Asset retirement obligations associated with retiring tangible long-lived assets, are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. This liability is offset by a corresponding increase in the carrying amount of the underlying asset. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with Partnership’s oil and gas properties. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.
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
     The Partnership’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to the Partnership’s natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2010, monthly oil price realizations ranged from a low of $60.51 per barrel to a high of $84.09 per barrel. Gas price realizations ranged from a monthly low of $3.57 per Mcf to a monthly high of $6.67 per Mcf during the same period. Based on the Partnership’s average daily production for 2010, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $17,000 and a $.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $60,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2010. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.
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
Forward-Looking Statements and Risk
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2010, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
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
ADDITIONAL INFORMATION ABOUT THE PARTNERSHIP
Remediation Plans and Procedures
     The Partnership’s Managing Partner adopted a Region Spill Response Plan for its Gulf of Mexico operations to ensure a rapid and effective response to spill events that may occur on Apache-operated properties. The Partnership does not operate any properties for itself or others. Periodically, drills are conducted by Apache to measure and maintain the effectiveness of its plan. These drills include the participation of spill response contractors, representatives of the Clean Gulf Associates (CGA, described below), and representatives of governmental agencies. The primary association available to Apache in the event of a spill is CGA. Apache has received approval for its plan from the Bureau of Ocean Energy Management, Regulatory and Enforcement (formerly, the Minerals Management Service). Apache personnel review the plan annually and update where necessary.
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
     In the event that CGA and MSRC resources are already being utilized, other associations are available to Apache. Apache is a member of Oil Spill Response Limited, which entitles any Apache entity worldwide to access their service. Oil Spill Response Limited is the world’s largest oil spill preparedness and response organization, dedicated to providing resources to respond to oil spills efficiently and effectively on a global basis. In addition, resources of other organizations are available to Apache as a non-member, such as those of National Response

Corporation (NRC) and MSRC, albeit at a higher cost. MSRC has an extensive inventory of oil spill response equipment, independent of and in addition to CGA’s equipment, currently including 19 oil spill response barges with storage capacities between 12,000 and 68,000 barrels, 68 shallow water barges, over 240 skimming systems, six self-propelled skimming vessels, seven mobile communication suites with internet and telephone connections, as well as marine and aviation communication capabilities, various small crafts and shallow water vessels and dispersant aircraft. MSRC has contracts in place with many environmental contractors around the country, in addition to hundreds of other companies that provide support services during spill response. In the event of a spill, MSRC will activate these contractors as necessary to provide additional resources or support services requested by its customers. NRC owns a variety of equipment, currently including shallow water portable barges, boom, high capacity skimming systems, inland work boats, vacuum transfer units and mobile communication centers. NRC has access to a vessel fleet of more than 328 offshore vessels and supply boats worldwide, as well as access to hundreds of tugs and oil barges from its tug and barge clients. The equipment and resources available to these companies changes from time-to-time and current information is generally available on each of the companies’ websites.
     In light of the current events in the Gulf of Mexico, Apache is participating in a number of industry-wide task forces, which are studying ways to better access and control blowouts in subsea environments and increase containment and recovery methods. Two such task forces are the Subsea Well Control and Containment Task Force and the Offshore Operating Procedures Task Force.
Environmental Compliance
As an owner or lessee and operator of oil and gas properties, the Partnership is subject to numerous federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry, as a whole, we do not believe that these requirements affect us differently, to any material degree, than other companies in our industry.
The Partnership has made and will continue to make expenditures in our efforts to comply with these requirements, which we believe are necessary business costs in the oil and gas industry. The Managing Partner has established policies for continuing compliance with environmental laws and regulations, including regulations applicable to the Partnership’s operations. The costs incurred under these policies and procedures are inextricably connected to normal operating expenses such that we are unable to separate expenses related to environmental matters; however, the Partnership does not believe expenses related to training and compliance with regulations and laws that have been adopted or enacted to regulate the discharge of materials into the environment will have a material impact on its capital expenditures or earnings.
Changes to existing, or additions of, laws, regulations, enforcement policies or requirements could require the Partnership to make additional capital expenditures. While the events in the U.S. Gulf of Mexico in 2010 have resulted in the enactment of, and may result in the enactment of additional, laws or requirements regulating the discharge of materials into the environment, we do not believe that any such regulations or laws enacted or adopted as of this date will have a material adverse impact on the Partnership’s cost of operations or earnings.

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
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.

G. Steven Farris Chairman and Chief Executive Officer (principal executive officer) of Apache Corporation, Managing Partner

Thomas P. Chambers Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Rebecca A. Hoyt Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner
Houston, Texas
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership:
     We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     As discussed in Note 2 to the consolidated financial statements, in 2009, the Partnership adopted SEC Release 33-8995 and the amendments to ASC Topic 932, “Extractive Industries — Oil and Gas,” resulting from ASU 2010-03 (collectively, the Modernization Rules).
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP
Houston, Texas
February 28, 2011

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME

	For the Year Ended December 31,
	2010	2009	2008
REVENUES:
Oil and gas sales	$4,270,245	$4,310,969	$7,927,690
Interest income	77	229	46,193

	4,270,322	4,311,198	7,973,883

OPERATING EXPENSES:
Depreciation, depletion and amortization	822,053	960,632	901,633
Asset retirement obligation accretion	118,557	67,297	63,489
Lease operating expenses	1,229,104	1,445,122	1,153,688
Gathering and transportation costs	142,737	88,064	69,022
Administrative	403,000	418,000	451,154

	2,715,451	2,979,115	2,638,986

NET INCOME	$1,554,871	$1,332,083	$5,334,897

NET INCOME ALLOCATED TO:
Managing Partner	$466,589	$446,888	$1,228,783
Investing Partners	1,088,282	885,195	4,106,114

	$1,554,871	$1,332,083	$5,334,897

NET INCOME PER INVESTING PARTNER UNIT	$1,065	$867	$3,976

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,032.7

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,554,871	$1,332,083	$5,334,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	822,053	960,632	901,633
Asset retirement obligation accretion	118,557	67,297	63,489
Dismantlement and abandonment cost	(180,941)	(37,720)	—
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	81,532	(13,594)	31,441
Increase (decrease) in accrued operating expense	3,389	7,799	(139,712)
Change in receivable/payable from Apache Corporation	145,885	(329,519)	195,645

Net cash provided by operating activities	2,545,346	1,986,978	6,387,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(2,590,734)	(610,279)	(956,051)
Increase (decrease) in accrued development cost and drilling payables	1,126,540	(22,629)	22,629

Net cash used in investing activities	(1,464,194)	(632,908)	(933,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Partnership Units	—	—	(228,995)
Distributions to Investing Partners	—	—	(5,679,725)
Distributions to Managing Partner	(157,664)	(437,273)	(1,195,521)

Net cash used in financing activities	(157,664)	(437,273)	(7,104,241)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	923,488	916,797	(1,650,270)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,048,412	1,131,615	2,781,885

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,971,900	$2,048,412	$1,131,615

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,971,900	$2,048,412
Accrued revenues receivable	238,431	319,734
Accrued insurance receivable	24,449	24,678
Receivable from Apache Corporation	—	82,902

	3,234,780	2,475,726

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	191,277,205	188,458,320
Less — Accumulated depreciation, depletion and amortization	(183,520,231)	(182,698,178)

	7,756,974	5,760,142

	$10,991,754	$8,235,868

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accrued operating expense	$109,794	$106,405
Accrued development cost	520,950	—
Payable to Apache Corporation	668,573	—

	1,299,317	106,405

ASSET RETIREMENT OBLIGATION	2,209,662	2,043,895

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS’ CAPITAL:
Managing Partner	383,005	74,080
Investing Partners (1,021.5 Units outstanding)	7,099,770	6,011,488

	7,482,775	6,085,568

	$10,991,754	$8,235,868

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2007	$31,203	$6,928,899	$6,960,102

Distributions	(1,195,521)	(5,679,725)	(6,875,246)

Repurchase of Partnership Units	—	(228,995)	(228,995)

Net income	1,228,783	4,106,114	5,334,897

BALANCE, DECEMBER 31, 2008	$64,465	$5,126,293	$5,190,758

Distributions	(437,273)	—	(437,273)

Net income	446,888	885,195	1,332,083

BALANCE, DECEMBER 31, 2009	$74,080	$6,011,488	$6,085,568

Distributions	(157,664)	—	(157,664)

Net income	466,589	1,088,282	1,554,871

BALANCE, DECEMBER 31, 2010	$383,005	$7,099,770	$7,482,775

The accompanying notes to financial statements are
an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) ORGANIZATION
Nature of Operations
     Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation (Apache or Managing Partner) as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas exploration, development and production operations. The Operating Partnership conducts the operations of the Investment Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and Operating Partnership. Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Investing Partner Units (Units) outstanding at December 31, 2010. The term “Partnership”, as used hereafter, refers to the Investment Partnership or the Operating Partnership, as the case may be.
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
     Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (over the same period, 45 of those prospects have been surrendered/sold). The Partnership’s working interests in the four remaining venture prospects range from 6.29 percent to 7.08 percent. As of December 31, 2010, the Partnership held a remaining interest in nine tracts acquired through federal lease sales.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Right of Presentment
     In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The Partnership did not offer to purchase any Units from Investing Partners in either 2010 or 2009 as a result of the limited amount of cash available for discretionary purposes. In 2008, Investing Partners were paid $228,995, respectively, for a total of 16.7 Units.
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

Right of Presentment	Total Valuation	Valuation Price Per
Valuation Date	Price	Unit
December 31, 2007	15,806,599	13,225
June 30, 2008	17,239,136	13,245
December 31, 2008	9,701,665	9,497
June 30, 2009	8,864,008	8,677
December 31, 2009	15,742,174	15,411
June 30, 2010	16,477,118	16,130

Investing Partner Units Outstanding:	2010	2009	2008
Balance, beginning of year	1,021.5	1,021.5	1,038.2
Repurchase of Partnership Units	—	—	(16.7)

Balance, end of year	1,021.5	1,021.5	1,021.5

Capital Contributions
     A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2010. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,021.5 Units at December 31, 2010.

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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States and the disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Partnership evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom. (See the unaudited “Supplemental Oil and Gas Disclosures” below), asset retirement obligations and contingency obligations.
Cash Equivalents
     The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2010 and 2009, the Partnership had $3.0 and $2.0 million of cash equivalents.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
presented. Please see “Future Net Cash Flows” in the Supplemental Oil and Gas Disclosures included in this Form 10-K for a discussion on calculation of estimated future net cash flows.
     Effective December 31, 2009, the Partnership adopted revised oil and gas disclosure requirements set for the by the U.S. Securities and Exchange Commission (SEC) in Release No. 33-8995, “Modernization of Oil and Gas Reporting” and as codified by the Financial Accounting Standards Board (FASB) in Accounting Standards Codification (ASC) Topic 932, “Extractive Industries—Oil and Gas.” The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures.
     The estimate of future net cash flows as of December 31, 2010 and 2009, were calculated using a discount rate of 10 percent per annum, end-of-period costs, and an unweighted arithmetic average commodity prices in effect on the first day of each month, held flat for the life of production, except where prices are defined by contractual arrangements. Prior to adoption of the Modernization Rules, estimated future net cash flows were calculated using commodity prices in effect at the end of each quarter.
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
Revenue Recognition
     Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2010 and 2009, the Partnership did not have any liabilities for imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership’s proved gas reserves at December 31, 2010 and 2009.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recently Issued Accounting Standards Not Yet Adopted
     All new accounting pronouncements previously issued have been adopted as of or prior to December 31, 2010.
(3) COMPENSATION TO APACHE
     Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

		Total Reimbursed by the Investing Partners
		for the Year Ended December 31,
		2010	2009	2008
		(In thousands)
a.	Apache is reimbursed for general, administrative and
	overhead expenses incurred in connection with the
	management and operation of the Partnership's business	$322	$334	$361

b.	Apache is reimbursed for development overhead costs
	incurred in the Partnership's operations. These costs are
	based on development activities and are capitalized to
	oil and gas properties	$53	$30	$26

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

	2010	2009	2008
	(In thousands)
Oil and Gas Properties

Balance, beginning of year	$188,458	$186,955	$185,999
Costs incurred during the year:
Development —
Investing Partners	2,735	1,407	939
Managing Partner	84	96	17

Balance, end of year	$191,277	$188,458	$186,955

Development cost for 2009 includes $.9 million of asset retirement cost.

	Managing	Investing
	Partner	Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization

Balance, December 31, 2007	$20,897	$159,939	$180,836
Provision	16	886	902

Balance, December 31, 2008	$20,913	$160,825	$181,738
Provision	18	942	960

Balance, December 31, 2009	$20,931	$161,767	$182,698
Provision	21	801	822

Balance, December 31, 2010	$20,952	$162,568	$183,520

     The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2010, 2009 and 2008 was 19 percent, 22 percent and 11 percent, respectively.
(5) MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
     Revenues received from major third party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third party customers individually accounted for ten percent or more of oil and gas sales.
     In 2010, sales to Shell Trading Company, Florida Power Corporation and Sequent Energy Management LP accounted for 30 percent, 16 percent and 10 percent, respectively, of the Partnership’s oil and gas sales for the year. Sales to Shell Trading Company accounted for 48 percent of the Partnership’s oil and gas sales in 2009. Sales to Shell Trading Company and Plains Marketing LP accounted for 27 percent and 16 percent, respectively, of the Partnership’s oil and gas sales in 2008.
     Effective November 1992, with Apache’s and the Partnership’s acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $40,562 in 2010, $24,210 in 2009 and $19,124 in 2008 for the Partnership’s share of gas. The fees were at the same rates and terms as previously paid to Shell.
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
(6) FINANCIAL INSTRUMENTS
     The carrying amount of cash and cash equivalents, accrued revenues receivables and accrued costs included in the accompanying balance sheet approximated their fair values at December 31, 2010 and 2009 due to their short maturities. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2010.
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
(8) ASSET RETIREMENT OBLIGATION
     The following table is a reconciliation of the Partnership’s ARO liability for the years ended December 31, 2010 and 2009:

	2010	2009
Asset retirement obligation at beginning of period	$2,043,895	$1,121,808
Accretion expense	118,557	67,297
Liabilities settled	(180,941)	(37,720)
Revisions in estimated liabilities	228,151	892,510

Asset retirement obligation at December 31	$2,209,662	$2,043,895

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
     Liabilities settled primarily relate to individual wells plugged and abandoned during the periods presented. Revisions to estimated liabilities in 2009 reflected the Managing Partner’s updated estimates of the extent of the work required and cost involved in the dismantlement and site reclamation of offshore properties, and shorter reserve lives projected for certain of the Partnership’s properties.
     In September 2010 the Bureau of Ocean Management, Regulation and Enforcement (BOEMRE, formerly known as the Minerals Management Service), a division of the U.S. Department of the Interior, issued Notice to Lessees (NTL) No. 2010-G05, which includes guidelines for decommissioning idle infrastructure on active leases in the Gulf of Mexico within a specified period of time. During 2010, the Partnership adjusted the timing of its abandonment program accordingly.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) TAX-BASIS FINANCIAL INFORMATION
     A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2010	2009	2008
Net partnership ordinary income (loss) for federal income tax reporting purposes	$(25,363)	$1,464,728	$5,184,702

Plus: Items of current expense for tax reporting purposes only —
Intangible drilling cost	2,142,424	579,318	851,644
Dismantlement and abandonment cost	180,941	37,720	—
Tax depreciation	197,479	278,246	263,673

	2,520,844	895,284	1,115,317

Less: full cost DD&A expense	(822,053)	(960,632)	(901,633)
Less: asset retirement obligation accretion	(118,557)	(67,297)	(63,489)

Net income	$1,554,871	$1,332,083	$5,334,897

     The Partnership’s tax bases in net oil and gas properties at December 31, 2010 and 2009 was $5,696,154 and $3,950,153, respectively, lower than carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2010 and 2009.
     A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2010	2009
Liabilities for federal income tax purposes	$1,299,317	$106,405
Asset retirement liability	2,209,662	2,043,895

Liabilities under accounting principles generally accepted in the United States	$3,508,979	$2,150,300

     Asset retirement liabilities for future dismantlement and abandonment costs are not recognized for federal income tax reporting purposes until settled.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)
Oil and Gas Reserve Information
     Effective December 31, 2009, the Partnership adopted revised oil and gas disclosure requirements set for the by the U.S. Securities and Exchange Commission (SEC) in Release No. 33-8995, “Modernization of Oil and Gas Reporting” and as codified by the Financial Accounting Standards Board (FASB) in Accounting Standards Codification (ASC) Topic 932, “Extractive Industries—Oil and Gas.” The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures.
     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.
(Oil in Mbbls and gas in MMcf)

	2010		2009		2008
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves

Beginning of year	555	2,427	492	2,422	571	3,004
Extensions, discoveries and other additions	15	111	—	—	—	—
Revisions of previous estimates	11	417	105	536	(42)	(114)
Production	(20)	(601)	(42)	(531)	(37)	(468)

End of year	561	2,354	555	2,427	492	2,422

Proved Developed

Beginning of year	555	2,322	492	2,317	571	2,899

End of year	561	2,249	555	2,322	492	2,317

Oil includes crude oil, condensate and natural gas liquids.
     All the Partnership’s reserves are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
     Approximately 75 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing are reflected in the Partnership’s standardized measure under Future Net Cash Flows.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL OIL AND GAS DISCLOSURES — (Continued)
(UNAUDITED)
Future Net Cash Flows
     Future cash inflows as of December 31, 2010 and 2009 were calculated using an average of oil and gas prices in effect on the first day of each month, except where prices are defined by contractual arrangements. Future cash inflows as of December 31, 2008 were estimated using oil and gas prices in effect at the end of those years, except where prices are defined by contractual arrangements, in accordance with SEC guidance in effect prior to the issuance of the Modernization Rules. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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
Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2010	2009	2008
		(In thousands)
Future cash inflows	$52,801	$40,838	$36,059
Future production costs	(10,290)	(7,499)	(7,580)
Future development costs	(5,689)	(6,026)	(4,136)

Net cash flows	36,822	27,313	24,343
10 percent annual discount rate	(17,783)	(12,760)	(8,312)

Discounted future net cash flows	$19,039	$14,553	$16,031

     The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2010	2009	2008
		(In thousands)
Sales, net of production costs	$(2,898)	$(2,778)	$(6,705)
Net change in prices and production costs	3,857	797	(13,629)
Revisions of quantities	1,923	4,439	(1,083)
Discoveries and improved recoveries, net of cost	1,292	—	—
Accretion of discount	1,455	1,603	3,190
Changes in future development costs	336	(843)	285
Changes in production rates and other	(1,479)	(4,696)	2,074

	$4,486	$(1,478)	$(15,868)

APACHE OFFSHORE INVESTMENT PARTNERSHIP
SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(UNAUDITED)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2010
Revenues	$1,724	$1,337	$596	$613	$4,270
Expenses	787	653	558	717	2,715

Net income (loss)	$937	$684	$38	$(104)	$1,555

Net income (loss) allocated to:
Managing Partner	$253	$181	$30	$3	$467
Investing Partners	684	503	8	(107)	1,088

	$937	$684	$38	$(104)	$1,555

Net income (loss) per Investing Partner Unit (1)	$669	$493	$8	$(105)	$1,065

2009
Revenues	$1,131	$759	$1,074	$1,347	$4,311
Expenses	832	696	716	735	2,979

Net income	$299	$63	$358	$612	$1,332

Net income allocated to:
Managing Partner	$116	$48	$111	$172	$447
Investing Partners	183	15	247	440	885

	$299	$63	$358	$612	$1,332

Net income per Investing Partner Unit (1)	$180	$15	$242	$430	$867

(1)	The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     G. Steven Farris, the Managing Partner’s Chairman of the Board and Chief Executive Officer (principal executive officer) , and Thomas P. Chambers, the Managing Partner’s Executive Vice President and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report on Internal Control Over Financial Reporting
     The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, included on page 20 of this report. This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2010, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
     All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2011 annual meeting of stockholders of Apache (the Apache Proxy) is incorporated herein by reference.
Code of Business Conduct
     Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct (Code of Conduct), and revised it in November 2010. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the “Governance” page of Apache’s website at www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within five business days and maintained for at least twelve months.
ITEM 11. EXECUTIVE COMPENSATION
     See Note (3), “Compensation to Apache” of the Partnership’s financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” and “Director Compensation” in the Apache Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2010. Directors and officers of Apache own four Units, less than one percent of the Partnership’s Units, as of December 31, 2010. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.2 percent of the outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1).
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
a.	(1) Financial Statements — See accompanying index to financial statements in Item 8 above.
(2)	Financial Statement Schedules — See accompanying index to financial statements in Item 8 above.

(3)	Exhibits
3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

*	23.1 Consent of Ryder Scott Company, L.P., Petroleum Consultants.

*	31.1 Certification of Principal Executive Officer.

*	31.2 Certification of Principal Financial Officer.

*	32.1 Certification of Principal Executive Officer and Principal Financial Officer.

*	99.1 Report of Ryder Scott Company, L.P., Petroleum Consultants.

99.2	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.3	Proxy statement to be dated on or about March 31, 2011, relating to the 2011 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

*	Filed herewith.
b.	See a (3) above.
c.	See a (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Date: February 28, 2011	By:	/s/ G. Steven Farris
G. Steven Farris
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
     The officers and directors of Apache Corporation, Managing Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint G. Steven Farris, Thomas P. Chambers, P. Anthony Lannie, and Rebecca A. Hoyt, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Steven Farris G. Steven Farris	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2011

/s/ Thomas P. Chambers Thomas P. Chambers	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2011

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 28, 2011

Name	Title	Date

/s/ Frederick M. Bohen Frederick M. Bohen	Director	February 28, 2011

/s/ Randolph M. Ferlic Randolph M. Ferlic	Director	February 28, 2011

/s/ Eugene C. Fiedorek Eugene C. Fiedorek	Director	February 28, 2011

/s/ A. D. Frazier, Jr. A. D. Frazier, Jr.	Director	February 28, 2011

/s/ Patricia Albjerg Graham Patricia Albjerg Graham	Director	February 28, 2011

/s/ Scott D. Josey Scott D. Josey	Director	February 28, 2011

/s/ Chansoo Joung Chansoo Joung	Director	February 28, 2011

/s/ John A. Kocur John A. Kocur	Director	February 28, 2011

/s/ George D. Lawrence George D. Lawrence	Director	February 28, 2011

/s/ F. H. Merelli F. H. Merelli	Director	February 28, 2011

/s/ Rodman D. Patton Rodman D. Patton	Director	February 28, 2011

/s/ Charles J. Pitman Charles J. Pitman	Director	February 28, 2011