Form 10-Q
period 2011-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2011-05-09
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Number of registrant’s units outstanding as of March 31, 2011                1,022

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
REVENUES:
Oil and gas sales	$738,142	$1,723,972
Interest income	—	4

	738,142	1,723,976

EXPENSES:
Depreciation, depletion and amortization	153,814	360,373
Asset retirement obligation accretion	32,412	29,986
Lease operating expenses	240,362	253,045
Gathering and transportation costs	34,372	33,946
Administrative	100,750	109,250

	561,710	786,600

NET INCOME	$176,432	$937,376

NET INCOME ALLOCATED TO:
Managing Partner	$64,829	$253,561
Investing Partners	111,603	683,815

	$176,432	$937,376

NET INCOME PER INVESTING PARTNER UNIT	$109	$669

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176,432	$937,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	153,814	360,373
Asset retirement obligation accretion	32,412	29,986
Dismantlement & abandonment cost	—	(81,076)
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	(13,948)	42,366
Change in receivable/payable from Apache Corporation	88,226	(101,963)
Increase (decrease) in accrued operating expenses	26,475	3,389

Net cash provided by operating activities	463,411	1,190,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,176,252)	(188)
Increase (decrease) in accrued development cost and drilling payables	(741,714)	—

Net cash used in investing activities	(1,917,966)	(188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	—	—
Distributions to Managing Partner	—	(250,731)
Contribution by Managing Partner	19,486	—

Net cash provided (used) in financing activities	19,486	(250,731)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,435,069)	939,532

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,971,900	2,048,412

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,536,831	$2,987,944

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,536,831	$2,971,900
Accrued revenues receivable	252,379	238,431
Accrued insurance receivable	24,449	24,449

	1,813,659	3,234,780

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	192,453,457	191,277,205
Less — Accumulated depreciation, depletion and amortization	(183,674,045)	(183,520,231)

	8,779,412	7,756,974

	$10,593,071	$10,991,754

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accrued operating expenses	$136,269	$109,794
Accrued development cost	384,826	520,950
Payable to Apache Corporation	151,209	668,573

	672,304	1,299,317

ASSET RETIREMENT OBLIGATION	2,242,074	2,209,662

PARTNERS’ CAPITAL:
Managing Partner	467,320	383,005
Investing Partners (1,021.5 units outstanding)	7,211,373	7,099,770

	7,678,693	7,482,775

	$10,593,071	$10,991,754

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
     These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of March 31, 2011, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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

3. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2011. The per-unit value was determined to be $14,917 based on the valuation date of December 31, 2010. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2011 as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2011 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the first three months of 2011:

Asset retirement obligation at December 31, 2010	$2,209,662
Accretion expense	32,412

Asset retirement obligation at March 31, 2011	$2,242,074

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of March 31, 2011, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2010, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income for the first quarter of 2011 of $176,000 compared to earnings of $937,000 in the first quarter 2010. Net income per Investing Partner Unit decreased from $669 per Unit in the first quarter 2010, to $109 per Unit in the current quarter. Lower oil and gas production resulting from the shut-in of South Timbalier 295 and natural depletion on the Partnership’s other properties contributed to the decrease in earnings and net income per Investing Partner Unit from 2010.
     The Partnership’s production from South Timbalier 295 has been shut-in since July 11, 2010, as a result of a leak in a third-party pipeline. It is anticipated that the field will be shut-in for most of the second quarter of 2011 as a new sales line is completed to replace the leaking sales line and restore production from the field. Production from the South Timbalier 295 field accounted for approximately 42 percent of the Partnership’s total oil and gas sales dollars during first quarter of 2010. The shut-in of the South Timbalier 295 production significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities and liquidity in 2011.
     Total revenues for the first quarter of 2011 decreased to $0.7 million, down from $1.7 million for the same period in 2010. The decrease reflected the continued shut-in of the South Timbalier 295 field and lower realized natural gas prices in 2011.
     The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Three Months
	Ended March 31,		Increase
	2011	2010	(Decrease)
Gas volume — Mcf per day	1,579	2,039	(23)%
Average gas price — per Mcf	$4.32	$5.64	(23)%
Oil volume — barrels per day	4	92	(96)%
Average oil price — per barrel	$96.29	$76.95	25%
NGL volume — barrels per day	24	11	122%
Average NGL price — per barrel	$42.76	$54.65	(22)%
Oil and Gas Sales
     Natural gas sales for the first quarter of 2011 totaled $614,000, down 41 percent from the first quarter of 2010 with lower natural gas prices and reduced production. The Partnership’s average realized natural gas price for the first quarter of 2011decreased $1.32 per Mcf from the year-earlier period, reducing sales by $242,000. Natural gas volumes declined 23 percent from a year ago, decreasing current sales by $179,000. The Partnership’s natural gas production declined from the first quarter of 2010 as a result of natural depletion and the shut-in of South Timbalier 295. The production decline from natural depletion at Matagorda 681/682 and North Padre Island 969/976 was greater than production added from drilling at Ship Shoal 258/259 during the fourth quarter of 2010 and first quarter of 2011. The

Ship Shoal 259 #JA 1 ST2 came on production at the end of February 2011 and is currently producing at approximately 600 Mcf per day, net to the Partnership.
     The Partnership’s crude oil sales for the first quarter of 2011 totaled $32,000, a 95 percent decline from the first quarter of 2010. The 88 barrel per day, or 96 percent, decrease in the Partnership’s oil production from the first quarter of last year was attributable to the shut-in of the South Timbalier 295 field for the construction of a new sales line. The production decline was partially offset by higher oil prices in 2011.
     The Partnership sold an average of 24 barrels per day of natural gas liquids from processing gas during the first quarter of 2011, up from 2010 with increased processing of Ship Shoal 258/259 volumes. The Partnership’s realized price for natural gas liquids decreased to $42.76 in the first quarter of 2011.
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
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed, as a percentage of oil and gas sales, was approximately 21 percent during both the first quarter of 2011 and first quarter of 2010. On an absolute basis, DD&A expense declined with the shut-in of the South Timbalier 295 field. During the first quarter of 2011, the Partnership recognized $32,000 of accretion expense on the asset retirement obligation compared to $30,000 in the first quarter of 2010, as a result of the higher asset retirement liability.
     Lease operating expense (LOE) for the first quarter of 2011 of $240,000 decreased five percent from the first quarter of 2010 on lower repair and maintenance costs. Gathering and transportation cost during the quarter were essentially even with the prior year at $34,000 per quarter. Administrative expense decreased eight percent from the first quarter of 2010, dropping to $101,000 in the first quarter of 2011.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $463,000 for the first three months of 2011. Net cash provided by operating activities in the quarter was down 61 percent from a year ago as a result of the shut-in of South Timbalier 295 field. Future cash flows are expected to increase significantly in the second half of 2011 with the resumption of production from South Timbalier 295.
     At March 31, 2011, the Partnership had approximately $1.5 million in cash and cash equivalents, down from approximately $3.0 million at December 31, 2010. The Partnership’s cash balances declined during the first quarter of 2011 as the Partnership funded capital expenditures for drilling projects and the construction of a new sales line for South Timbalier 295.
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
Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debtor lease commitments at March 31, 2011. The Partnership did not have any contractual obligations as of March 31, 2011, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership’s capital expenditures during the first quarter of 2011 totaled $1.2 million as the Partnership participated in drilling two wells at Ship Shoal 258/259 during the quarter and continued with the construction of a new sales line from the South Timbalier 295 field. The Partnership expects to utilize cash from operating activities to participate in drilling two additional wells at Ship Shoal 258/259 during the remainder of 2011 and participate in a recompletion at North Padre Island 969/976. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $2.0 million for the remainder of 2011. Such estimates may change based on realized prices, drilling results, changes by the operator to the development plan or changes in government regulations.
     With the continued shut-in of South Timbalier 295 and the large amount of capital expenditures during the quarter, no distributions were made to Investing Partners during the first quarter of 2011. The Partnership also made no distribution to Investing Partners during the first quarter of 2010 as the Partnership increased cash reserves in anticipation of drilling activities during the second half of 2010.
     The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations. With planned development projects in the second half of 2011 and the need to replenish the Partnership’s cash reserves for future ARO expenditures, the Partnership will most likely not be able to fund a distribution to Investing Partners during the remainder of 2011.
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2011. The per-unit value was determined to be $14,917 based on the valuation date of December 31, 2010. The Partnership will not repurchase any Units during the first half of 2011, as a result of the Partnership’s limited amount of cash available for discretionary purposes.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2011 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2010 or the first three months of 2011.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2010, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
     There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
FORWARD-LOOKING STATEMENTS AND RISK
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2010 and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2011, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2010.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: May 9, 2011	/ s / Thomas P. Chambers
Thomas P. Chambers Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: May 9, 2011	/ s / Rebecca A. Hoyt
Rebecca A. Hoyt Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner