Form 10-Q
period 2011-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2011-08-08
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of registrant’s units outstanding as of June 30, 2011	1,022

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED INCOME
(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
REVENUES:
Oil and gas sales	$1,078,328	$1,336,569	$1,816,470	$3,060,541
Interest income	8	7	8	11

	1,078,336	1,336,576	1,816,478	3,060,552

EXPENSES:
Depreciation, depletion and amortization	220,211	233,350	374,025	593,723
Asset retirement obligation accretion	32,888	29,130	65,300	59,116
Lease operating expenses	241,549	256,827	481,911	509,872
Gathering and transportation costs	36,633	24,296	71,005	58,242
Administrative	100,750	109,250	201,500	218,500

	632,031	652,853	1,193,741	1,439,453

NET INCOME	$446,305	$683,723	$622,737	$1,621,099

NET INCOME ALLOCATED TO:
Managing Partner	$129,523	$180,488	$194,352	$434,049
Investing Partners	316,782	503,235	428,385	1,187,050

	$446,305	$683,723	$622,737	$1,621,099

NET INCOME PER INVESTING PARTNER UNIT	$310	$493	$419	$1,162

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$622,737	$1,621,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	374,025	593,723
Asset retirement obligation accretion	65,300	59,116
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(77,508)	90,867
Increase (decrease) in receivable from/payable to Apache Corporation	(118,440)	120,254
Increase (decrease) in accrued operating expenses	3,025	26,839
Increase (decrease) in deferred credits and other	—	(91,849)

Net cash provided by operating activities	869,139	2,420,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(2,391,635)	(75,011)

Net cash used in investing activities	(2,391,635)	(75,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	—	—
Distributions to Managing Partner	(85,501)	(173,673)

Net cash used in financing activities	(85,501)	(173,673)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,607,997)	2,171,365

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,971,900	2,048,412

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,363,903	$4,219,777

The accompanying notes to financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,363,903	$2,971,900
Accrued revenues receivable	315,939	238,431
Accrued insurance receivable	24,449	24,449
Receivable from Apache Corporation	55,457	—

	1,759,748	3,234,780

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	192,943,350	191,277,205
Less – Accumulated depreciation, depletion and amortization	(183,894,256)	(183,520,231)

	9,049,094	7,756,974

	$10,808,842	$10,991,754

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$668,573
Accrued operating expenses	112,819	109,794
Accrued development costs	401,050	520,950

	513,869	1,299,317

ASSET RETIREMENT OBLIGATION	2,274,962	2,209,662

PARTNERS’ CAPITAL:
Managing Partner	491,856	383,005
Investing Partners (1,021.5 units outstanding)	7,528,155	7,099,770

	8,020,011	7,482,775

	$10,808,842	$10,991,754

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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of June 30, 2011, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report of Form 10-K for the fiscal year ended December 31, 2010.
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
3. RIGHT OF PRESENTMENT
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2011. The per-unit value was determined to be $14,917 based on the valuation date of December 31, 2010. The Partnership did not repurchase any Units during the first half of 2011, as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2010 based on the valuation date of December 31, 2009 was $15,411. The Partnership did not repurchase any Units during the first half of 2010.

     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2011 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4. ASSET RETIREMENT OBLIGATIONS
     The following table is a reconciliation of the asset retirement obligation for the six months of 2011:

Asset retirement obligation at December 31, 2010	$2,209,662
Accretion expense	65,300

Asset retirement obligation at June 30, 2011	$2,274,962

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of June 30, 2011, and the period then ended, and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2010, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
RESULTS OF OPERATIONS
Net Income and Revenue
     The Partnership reported net income of $446,305 for the second quarter of 2011, down from $683,723 in the second quarter of 2010. Net income per Investing Partner Unit decreased to $310 per Unit in the second quarter of 2011, down from $493 per Unit in the second quarter of 2010. The decline in earnings and earnings per Unit were driven by the shut-in of the South Timbalier 295 production for most of the second quarter of 2011 and a three percent decline in natural gas prices from the second quarter of 2010.
     Net income for the six months ending June 30, 2011, totaled $622,737 compared to $1,621,099 for the six months ending June 30, 2010. Net income per Investing Partner Unit for the six-month period ending June 30, 2011 of $419 was down from $1,162 per Unit in the first six months of 2010. The decline in earnings and earnings per Unit were driven by the shut-in of the South Timbalier 295 production for most of the first six months of 2011, lower gas production at Matagorda Island 681/682 and North Padre Island 969/976 in 2011 from natural depletion and a 15 percent decline in natural gas prices from the first half of 2010.
     The Partnership’s production from South Timbalier 295 had been shut-in since July 11, 2010, as a result of a leak in a third-party pipeline. After evaluation of the leaking pipeline and other transportation alternatives, Apache and the Partnership constructed a new oil pipeline from the field. On June 14, 2011, the operator resumed production from the South Timbalier 295 field with production from two wells to test the field’s equipment and new pipeline. Production was resumed from other wells in the field over the course of the next two weeks as to not damage the field’s equipment or reservoir. Operations were initiated in July 2011 to bring on production from recompletions performed during the construction of the new pipeline. Production from the field accounted for approximately 47 percent of the Partnership’s total second quarter 2010 oil and gas sales and 44 percent of oil and gas sales for the first six months of 2010.
     Total revenues decreased 19 percent from the second quarter of 2010 to the second quarter of 2011 on lower oil volumes in the second quarter of 2011. Year-to-date revenues in 2011 decreased 41 percent from the first half of 2010 on lower oil and gas production and the 15 percent decline in natural gas prices. With the Partnership’s production from South Timbalier 295 shut-in for most of the first six months of 2011, it was not able to fully capitalize on the 38 percent increase in oil prices from a year ago.
     The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Gas volume — Mcf per day	1,931	1,793	8%	1,756	1,915	(8)%
Average gas price — per Mcf	$4.31	$4.46	(3)%	$4.31	$5.09	(15)%
Oil volume — barrels per day	24	81	(70)%	14	87	(84)%
Average oil price — per barrel	$107.81	$77.58	39%	$106.27	$77.25	38%
NGL volume — barrels per day	16	9	78%	20	10	100%
Average NGL price — per barrel	$61.37	$44.76	37%	$50.15	$50.28	—

Oil and Gas Sales
     Natural gas sales totaled $757,986 in the second quarter of 2011, increasing $30,426 or four percent from the same period in 2010. Natural gas volumes increased eight percent from the second quarter of 2010, boosting sales by $54,416. Increased production at Ship Shoal 258/259 from 2011 drilling more than offset the impact of shut-in production at South Timbalier 295 and natural depletion at North Padre Island 969/976 and Matagorda Island 681/682. The Partnership’s average realized natural gas price for the quarter decreased $.15 per Mcf, or three percent, from the second quarter of 2010, decreasing sales by $23,990 from a year ago.
     The Partnership’s crude oil sales for the second quarter of 2011 totaled $232,821 or 59 percent lower than the $574,371 of crude oil sales in the second quarter of 2010. Crude oil volumes on a per day basis fell 70 percent during the quarter, dropping from 81 barrels per day in 2010 to 24 barrels per day in 2011. The decline in volumes in 2011 was attributable to the shut-in of the South Timbalier 295 field for most of the quarter for the construction of a new pipeline. The average realized price in the second quarter of 2011 increased $30.23 per barrel, or 39 percent, from the second quarter of 2010, partially offsetting the impact of the lower production.
     During the second quarter of 2011, the Partnership sold 16 barrels per day of natural gas liquids, up from 9 barrels per day during the second quarter of 2010. The increase reflected an increase in processed volumes at Ship Shoal 258/259 in 2011 from new wells.
     Natural gas sales for the first half of 2011 decreased 22 percent from a year ago, dropping to $1,371,569 in the current period. An eight percent decrease in natural gas volumes during the first six months of 2011 from the same period a year ago curtailed sales by $270,363 while a 15 percent decrease in the Partnership’s average gas price decreased sales by $120,761. The Partnership’s gas production in 2011 was hindered by the shut-in of South Timbalier 295 and declining production from the North Padre Island 969/976 and Matagorda Island 681/682. The Partnership’s average realized gas prices decreased to $4.31 per Mcf in 2011 from $5.09 per Mcf in the first six months of 2010.
     Crude oil sales for the six months of 2011 decreased 78 percent from the same period in the prior year. Oil sales decreased from $1,209,802 in the first six months of 2010 to $264,814 in the first six months of 2011. The Partnership’s crude oil volumes decreased from 87 barrels per day during the first six months of 2010 to 14 barrels per day during the same period of 2011 as a result of the shut-in of production at the South Timbalier 295 field. The 73 barrel per day decline in production reduced sales by approximately $1.4 million but was partially offset by the impact of higher oil prices. The Partnership’s average realized price for the oil increased 38 percent between the second-quarter 2011 and 2010, rising to $106.27 per barrel in 2011.
     The Partnership sold 20 barrels per day of natural gas liquids in the first half of 2011, up from 10 barrels per day in the first half of 2010. The increase reflected higher processed volumes at Ship Shoal 258/259 in 2011.
     With the resumption of production from South Timablier 295 over the last two weeks of June 2011, the Partnership expects that production, oil and gas sales and net income will increase from levels reported in the second quarter of 2011. Since the South Timbalier 295 field was shut-in for nearly the entire second half of 2010, the Partnership projects that production, sales and net income for the second half of 2011 will be higher than reported in the second half of 2010. Barring any extended downtime for inclement weather or operational issues, the Partnership estimates that oil production in the second half of 2011 will increase approximately 100 barrels per day from levels reported in the first half of 2011.
     Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather in the Gulf of Mexico, the Partnership’s production in the second half of 2011 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.
Operating Expenses
     The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent during the second quarter of 2011 compared to 17 percent for the same period in 2010. DD&A, expressed as a percentage of oil and gas sales, for the six months was 21 percent and 19 percent for the respective years. The higher rates as a percentage of sales reflected capital cost required to build a new pipeline from South Timablier 295 and higher drilling cost.
     The Partnership recognized $32,888 in asset retirement obligation accretion for the second quarter of 2011 compared to $29,130 for the second quarter of 2010. For the six months ending June 30, 2011 and 2010, the Partnership recognized $65,300 and $59,116, respectively. The increase reflected the increase in the Partnership’s asset retirement obligation liability during the fourth quarter of 2010. Gathering and transportation costs increased 51 percent for the quarterly period and 22 percent for the six month period with increases in processed volumes at Ship Shoal 258/259 in 2011.
     Lease operating expenses (LOE) for the second quarter of 2011 of $241,549 decreased six percent from the second quarter of 2010 on lower workover and repair and maintenance costs. Maintenance was performed on the Matagorda Island 681 platform during the first half of 2010 while the field was shut-in for third-party pipeline repairs and workovers were performed by an outside operator on North Padre 969/976 during the second quarter of 2010.
     LOE for the first half of 2011 was down five percent from the same period a year ago, dropping to $481,911 in the first half of 2011. The Partnership has not had any significant repair projects during the first half of 2010 or 2011. Administrative expense for 2011 decreased eight percent for the six-month period.
Capital Resources and Liquidity
     The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.9 million for the first six months of 2011. Net cash provided by operating activities during the first six months of 2011 was down 64 percent from a year ago as a result of the shut-in of the South Timbalier 295 field for the majority of the first half of 2011. Future cash flows will be influenced by fluctuations in these same components.
     At June 30, 2011, the Partnership had approximately $1.4 million in cash and cash equivalents, down from approximately $3.0 million at December 31, 2010. The Partnership’s goal of maintaining cash at least sufficient to cover the undiscounted value of its future asset retirement obligation (ARO) liability had to be temporarily suspended in 2011 as a result of the Partnership’s production from South Timbalier 295 being shut-in for nearly a year and the Partnership’s capital expenditures at Ship Shoal 258/259 and South Timbalier 295. The Partnership intends to replenish cash reserves in 2011 and 2012 with cash from operating activities.
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

Capital Commitments
     The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2011. The Partnership did not have any contractual obligations as of June 30, 2011, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
     The Partnership’s capital expenditures totaled $1.7 million during the first six months of 2011, as the Partnership participated in drilling two wells at Ship Shoal 258/259 during the period and continued with the construction of a new pipeline from the South Timablier 295 field. With the 2011 development activity and the reduction of accrued drilling and development liabilities from December 31, 2010, the Partnership’s cash outlay during the first six months of 2011 totaled $2.4 million. During the first six months of 2010, the Partnership’s capital expenditures totaled $238,034 as it participated in recompletion projects at South Timbalier 295.
     The Partnership expects to participate in drilling two wells at Ship Shoal 258/259 during the second half of 2011, although the timing may be delayed for permitting or the availability of rigs. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $1.0 million for the remainder of 2011. Such estimates may change based on realized prices, drilling results, changes by the operator to the development plan, drilling rig availability, obtaining government permits or changes in government regulations.
     No distributions were made to Investing Partners during the first half of 2011, as cash was used to fund capital expenditures for the period. The Partnership made no distribution to Investing Partners during the first half of 2010 as cash was being accumulated to increase the reserve for future asset retirement obligations and fund capital expenditures planned for the remainder of 2010.
     The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. With planned development projects in the second half of 2011 and the need to replenish the Partnership’s cash reserves for future ARO expenditures, the Partnership does not expect to fund a distribution to Investing Partners during the remainder of 2011.
     As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2011. The per-unit value was determined to be $14,917 based on the valuation date of December 31, 2010. The Partnership did not repurchase any Units during the first half of 2011, as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2010 based on the valuation date of December 31, 2009 was $15,411. The Partnership did not repurchase any Units during the first half of 2010.
     The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2011 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2010 or the first six months of 2011.
     The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2010, is incorporated by reference. Information about market risks for the current quarter is not materially different.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
During the quarter ended June 30, 2011, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
a.	Exhibits
*3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).
*3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).
*3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).
**31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer
**31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Schema Document.
***101.CAL	XBRL Calculation Linkbase Document.
***101.LAB	XBRL Label Linkbase Document.
***101.PRE	XBRL Presentation Linkbase Document.
*	Incorporated by reference herein.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: August 8, 2011	/s/ Thomas P. Chambers
Thomas P. Chambers Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: August 8, 2011	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner