Form 10-Q
period 2012-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2012-05-08
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of March 31, 2012	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUES:
Oil and gas sales	$1,394,766	$738,142

	1,394,766	738,142

EXPENSES:
Depreciation, depletion and amortization	277,621	153,814
Asset retirement obligation accretion	29,860	32,412
Lease operating expenses	337,798	240,362
Gathering and transportation costs	59,689	34,372
Administrative	99,250	100,750

	804,218	561,710

NET INCOME	$590,548	$176,432

NET INCOME ALLOCATED TO:
Managing Partner	$168,246	$64,829
Investing Partners	422,302	111,603

	$590,548	$176,432

NET INCOME PER INVESTING PARTNER UNIT	$413	$109

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5

The accompanying notes to financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$590,548	$176,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	277,621	153,814
Asset retirement obligation accretion	29,860	32,412
Changes in operating assets and liabilities:
(Increase) decrease in accrued revenues receivable	154,188	(13,948)
Change in receivable/payable from Apache Corporation	(98,921)	88,226
Increase (decrease) in accrued operating expenses	(282,045)	26,475

Net cash provided by operating activities	671,251	463,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(33,182)	(1,917,966)

Net cash used in investing activities	(33,182)	(1,917,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Investing Partners	—	—
Distributions to Managing Partner	(226,202)	—
Contribution by Managing Partner	—	19,486

Net cash provided (used) in financing activities	(226,202)	19,486

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	411,867	(1,435,069)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,404,394	2,971,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,816,261	$1,536,831

The accompanying notes to financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,816,261	$1,404,394
Accrued revenues receivable	135,007	289,195

	1,951,268	1,693,589

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,416,228	194,492,252
Less – Accumulated depreciation, depletion and amortization	(184,851,816)	(184,574,195)

	9,564,412	9,918,057

	$11,515,680	$11,611,646

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accrued operating expenses	$124,435	$406,480
Accrued development cost	39,371	148,577
Payable to Apache Corporation	63,510	162,431

	227,316	717,488

ASSET RETIREMENT OBLIGATION	2,065,509	2,035,649

PARTNERS’ CAPITAL:
Managing Partner	449,409	507,365
Investing Partners (1,021.5 units outstanding)	8,773,446	8,351,144

	9,222,855	8,858,509

	$11,515,680	$11,611,646

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

These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and which contains a summary of the Partnership’s significant accounting policies and other disclosures.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2012, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

3. RIGHT OF PRESENTMENT

As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2012. The per-unit value was determined to be $15,516 based on the valuation date of December 31, 2011. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2012 as a result of the Partnership’s limited amount of cash available for discretionary purposes.

The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2012 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4. ASSET RETIREMENT OBLIGATIONS

The following table describes changes to the Partnership’s asset retirement obligation liability for the first three months of 2012:

Asset retirement obligation at December 31, 2011	$2,035,649
Accretion expense	29,860

Asset retirement obligation at March 31, 2012	$2,065,509

5. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable -

As of March 31, 2012 and December 31, 2011, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2012 and 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of March 31, 2012, and the period then ended and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statement as of December 31, 2011, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

RESULTS OF OPERATIONS

Net Income and Revenue

The Partnership reported net income for the first quarter of 2012 of $591,000 compared to earnings of $176,000 in the first quarter 2011. Net income per Investing Partner Unit increased from $109 per Unit in the first quarter 2011, to $413 per Unit in the current quarter. Higher oil production resulting from the resumption of production from South Timbalier 295 and higher realized oil prices in 2012 contributed to the increase in earnings and net income per Investing Partner Unit from 2011. Further gains in earnings were thwarted by a significant drop in natural gas prices since the first quarter of 2011, declining natural gas production, and higher workover costs in 2012.

The Partnership’s production from South Timbalier 295 was shut-in from July 11, 2010 through June 14, 2011 as a result of a leak in a third-party pipeline, significantly reducing the Partnership’s revenues, earnings, cash flow from operating activities and liquidity in 2011. The Partnership’s oil production increased from 4 barrels per day during the first quarter of 2011 to 94 barrels per day during the current quarter as the Partnership’s largest source of revenue returned to production.

With much of the U.S experiencing above-normal temperatures over the past winter and increased natural gas supplies from onshore shale drilling, recent natural gas futures in the U.S. have dropped to 10-year lows. The Partnership’s average realized price for natural gas for the first quarter of 2012 dropped 38 percent from the comparable period in 2011, offsetting gains from increases in oil prices. Further declines in natural gas prices and revenues may be expected as natural gas futures dropped below $2.00 per million British thermal unit after the end of the first quarter.

Total revenues for the first quarter of 2012 increased to $1.4 million, up from $0.7 million for the same period in 2011. The increase reflected the resumption of production from South Timbalier 295 and higher oil prices in 2012.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,		Increase (Decrease)
	2012	2011
Gas volume – Mcf per day	1,394	1,579	(12)%
Average gas price – per Mcf	$2.67	$4.32	(38)%
Oil volume – barrels per day	94	4	2,250%
Average oil price – per barrel	$113.70	$96.29	18%
NGL volume – barrels per day	19	24	(21)%
Average NGL price – per barrel	$47.43	$42.76	11%

Oil and Gas Sales

Natural gas sales for the first quarter of 2012 totaled $339,000, down 45 percent from the first quarter of 2011 as a result of lower natural gas prices and reduced production. The Partnership’s average realized natural gas price for the first quarter of 2012 decreased $1.65 per Mcf from the year-earlier period, reducing sales by $234,000. Natural gas volumes declined 12 percent from a year ago, decreasing current sales by $41,000. The Partnership’s natural gas production declined from the first quarter of 2011 as a result of natural depletion on all of the Partnership’s properties.

The Partnership’s crude oil sales for the first quarter of 2012 totaled $975,000, more than 30 times the first quarter of 2011. The 91 barrel per day increase in the Partnership’s oil production from the first quarter of last year was attributable to the resumption of production from the South Timbalier 295 field. With the resumption of the South Timbalier 295 production, the Partnership was also able to benefit from a $17.41 per barrel, or 18 percent, increase in realized oil prices from a year ago.

Production from South Timbalier 295 was shut-in from April 12 through April 24, 2012 for a possible oil leak. A dive team determined the drops of oil rising to the surface of the Gulf were from old debris buried in mud. Production from the field was subsequently shut-in from April 25 through April 27, 2012 for equipment problems at a third-party’s pumping station down-pipe of the Partnership’s sales pipeline. The shut-in of production from South Timbalier 295 will negatively impact the Partnership sales, earning, and cash flow in the second quarter of 2012.

The Partnership sold an average of 19 barrels per day of natural gas liquids from processing gas during the first quarter of 2012, down from 24 barrels per day in 2011. The Partnership’s realized price for natural gas liquids increased to $47.43 in the first quarter of 2012 from $42.76 per barrel a year ago.

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

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed, as a percentage of oil and gas sales, was approximately 20 percent during the first quarter of 2012 compared to 21 percent in the first quarter of 2011. On an absolute basis, DD&A expense increased with the resumption of production from the South Timbalier 295 field. During the first quarter of 2012, the Partnership recognized $30,000 of accretion expense on the asset retirement obligation compared to $32,000 in the first quarter of 2011, as a result of the lower asset retirement liability after plugging wells in the second half of 2011.

Lease operating expense (LOE) for the first quarter of 2012 of $338,000 increased 41 percent from the first quarter of 2011 on higher workover costs. The Partnership incurred $77,000 of workover costs at South Timbalier 295 and North Padre Island 969/976 during the first quarter of 2012, while not performing any workovers during the first quarter of 2011. Gathering and transportation costs, totaling just under $60,000 for first quarter of 2012, were up from the prior year largely as a result of higher transportation rates. Administrative expense during the first quarter of 2012 declined slightly from the comparable period in 2011.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $671,000 for the first three months of 2012. Net cash provided by operating activities in the quarter was up 45 percent from a year ago as a result of the resumption of production from the South Timbalier 295 field following the downtime in 2011.

At March 31, 2012, the Partnership had approximately $1.8 million in cash and cash equivalents, up from approximately $1.4 million at December 31, 2011. The Partnership used the increased cash flow from operations to replenish cash reserves for future asset retirement obligations (ARO). The Partnership’s goal of maintaining cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future ARO had to be temporally suspended in 2011 as a result of the Partnership’s production from South Timbalier 295 being shut-in for nearly a year and the Partnership’s capital expenditures at Ship Shoal 258/259 and South Timbalier 295. The Partnership intends to replenish cash reserves over the remainder of 2012 with cash from operating activities.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2012. The Partnership did not have any contractual obligations as of March 31, 2012, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first quarter of 2012 the Partnership had only small outlays for capital expenditures as it did not commence any new drilling or recompletion projects during the period. The Partnership’s capital expenditures during the first quarter of 2011 totaled $1.2 million as the Partnership participated in drilling two wells at Ship Shoal 258/259 during the quarter and continued the construction of a new sales line from the South Timbalier 295 field. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less $1.0 million for 2012 as no new drilling projects are currently planned for 2012. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of the large amount of capital expenditures funded by the Partnership during 2011, the loss of revenue in 2011 from the shut-in of South Timbalier 295, and the need to replenish cash reserves for future asset retirement obligations, no distributions were made to Investing Partners during the first quarter of 2012. The Partnership also made no distribution to Investing Partners during the first quarter of 2011 as the Partnership increased cash reserves in anticipation of drilling activities during the second half of 2011.

The amount of future distributions will be dependent on actual and expected production levels, realized and expected oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership intends to maintain cash and cash equivalents in the Partnership at least sufficient to cover the discounted value of its future asset retirement obligations. With the need to replenish the Partnership’s cash reserves for future ARO expenditures and low natural gas prices, the Partnership may not be able to fund a distribution to Investing Partners during the remainder of 2012. It will consider a distribution to Investing Partners in the second half of 2012 if sufficient funds are available in the Partnership.

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2012. The per-unit value was determined to be $15,516 based on the valuation date of December 31, 2011. The Partnership will not repurchase any Units during the first half of 2012, as a result of the Partnership’s limited amount of cash available for discretionary purposes.

The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2012 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2011 or the first three months of 2012.

The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2011, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

FORWARD-LOOKING STATEMENTS AND RISK

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2011 and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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

During the quarter ended March 31, 2012, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2011.

ITEM 2.	MINE SAFETY DISCLOSURES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits

*3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

*3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

*3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

**31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer

**31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer

**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

*	Incorporated by reference herein.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: May 8, 2012	/s/ Thomas P. Chambers
Thomas P. Chambers
Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: May 8, 2012	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner