Form 10-Q
period 2012-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2012-11-07
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of registrant’s units outstanding as of September 30, 2012	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
REVENUES:
Oil and gas sales	$1,037,358	$1,753,665	$3,346,560	$3,570,135
Interest income	—	8	6	16

	1,037,358	1,753,673	3,346,566	3,570,151

EXPENSES:
Depreciation, depletion and amortization	221,370	365,462	688,935	739,487
Asset retirement obligation accretion	30,748	33,370	90,902	98,670
Lease operating expenses	365,303	293,079	1,002,309	774,990
Gathering and transportation costs	29,135	43,093	109,955	114,098
Administrative	99,250	100,750	297,750	302,250

	745,806	835,754	2,189,851	2,029,495

NET INCOME	$291,552	$917,919	$1,156,715	$1,540,656

NET INCOME ALLOCATED TO:
Managing Partner	$99,034	$248,110	$357,531	$442,462
Investing Partners	192,518	669,809	799,184	1,098,194

	$291,552	$917,919	$1,156,715	$1,540,656

NET INCOME PER INVESTING PARTNER UNIT	$188	$656	$782	$1,075

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,156,715	$1,540,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	688,935	739,487
Asset retirement obligation accretion	90,902	98,670
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	186,440	39,561
Increase (decrease) in receivable from/payable to Apache Corporation	(188,630)	(141,296)
Increase (decrease) in accrued operating expenses	(278,164)	3,025
Increase (decrease) in deferred credits and other	—	(354,485)

Net cash provided by operating activities	1,656,198	1,925,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(37,428)	(2,254,133)

Net cash used in investing activities	(37,428)	(2,254,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(422,130)	(357,916)

Net cash used in financing activities	(422,130)	(357,916)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,196,640	(686,431)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,404,394	2,971,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,601,034	$2,285,469

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,601,034	$1,404,394
Accrued revenues receivable	102,755	289,195
Receivable from Apache Corporation	26,199	—

	2,729,988	1,693,589

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,381,103	194,492,252
Less – Accumulated depreciation, depletion and amortization	(185,263,130)	(184,574,195)

	9,117,973	9,918,057

	$11,847,961	$11,611,646

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$162,431
Accrued operating expenses	128,316	406,480
Accrued development costs	—	148,577

	128,316	717,488

ASSET RETIREMENT OBLIGATION	2,126,551	2,035,649

PARTNERS’ CAPITAL:
Managing Partner	442,766	507,365
Investing Partners (1,021.5 units outstanding)	9,150,328	8,351,144

	9,593,094	8,858,509

	$11,847,961	$11,611,646

The accompanying notes to consolidated financial statements

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2012, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

3. RIGHT OF PRESENTMENT

As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2012. The per-unit value was determined to be $15,516 based on the valuation date of December 31, 2011. A second right of presentment valuation was computed during October 2012 and the per-unit value was determined to be $15,932 based on a valuation date of June 30, 2012. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2012 as a result of the Partnership’s limited amount of cash available for discretionary purposes and is not expected to purchase any Units in the fourth quarter of 2012. The per-Unit right of presentment value computed during the first quarter of 2011 based on the valuation date of December 31, 2010, was $14,917 and the second per-Unit right of presentment in 2011 was $13,500 based on a valuation date of June 30, 2011. The Partnership did not repurchase any Units during the first nine months of 2011. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4. ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2012:

Asset retirement obligation at December 31, 2011	$2,035,649
Accretion expense	90,902

Asset retirement obligation at September 30, 2012	$2,126,551

5. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable -

As of September 30, 2012, and December 31, 2011, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2012, and 2011.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of September 30, 2012, and the period then ended, and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements as of December 31, 2011, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

RESULTS OF OPERATIONS

Net Income and Revenue

The Partnership reported net income of $291,552 for the third quarter of 2012, down from $917,919 in the third quarter of 2011. Net income per Investing Partner Unit decreased to $188 per Unit in the third quarter of 2012, down from $656 per Unit in the third quarter of 2011. Lower realized oil and gas prices, lower production, and higher operating expenses in 2012 contributed to the decrease in earnings and net income per Investing Partner Unit from 2011. The lower production reflected natural depletion and downtime for Hurricane Isaac which impacted operations in the Gulf of Mexico in late August and early September, 2012.

Net income for the nine months ending September 30, 2012, totaled $1,156,715 compared to $1,540,656 for the nine months ending September 30, 2011. Net income per Investing Partner Unit for the nine-month period ending September 30, 2012, of $782 was down from $1,075 per Unit in the first nine months of 2011. The decline in earnings and net income per Investing Partner Unit from 2011 reflected lower realized gas prices, lower gas production, and higher operating expenses in 2012.

Total revenues decreased 41 percent from the third quarter of 2011 to the third quarter of 2012 on lower oil and gas volumes and prices in the third quarter of 2012. Year-to-date revenues in 2012 decreased six percent from the first nine months of 2011 on lower gas prices and production.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Gas volume – Mcf per day	1,297	1,654	(22)%	1,229	1,722	(29)%
Average gas price – per Mcf	$2.94	$4.30	(32)%	$2.66	$4.31	(38)%
Oil volume – barrels per day	68	106	(36)%	77	45	71%
Average oil price – per barrel	$105.65	$106.18	—%	$109.56	$106.20	3%
NGL volume – barrels per day	10	8	25%	14	16	(13)%
Average NGL price – per barrel	$28.73	$89.45	(68)%	$34.45	$56.63	(39)%

Oil and Gas Sales

Natural gas sales totaled $350,420 in the third quarter of 2012, decreasing $304,037 or 46 percent from the same period in 2011. The Partnership’s average realized natural gas price for the quarter decreased $1.36 per Mcf, or 32 percent, from the third quarter of 2011, reducing sales by $206,970 from a year ago. Natural gas volumes declined 22 percent from the third quarter of 2011, decreasing sales by $97,067. The decline in the Partnership’s production from 2011 was attributable to natural depletion impacting all of the Partnership’s properties and downtime for Hurricane Isaac.

The Partnership’s crude oil sales for the third quarter of 2012 totaled $660,891 compared to $1,035,757 of crude oil sales in the third quarter of 2011. Crude oil volumes on a per day basis fell from 106 barrels per day in 2011 to 68 barrels per day in 2012, reducing sales by $369,714. The decrease in volumes in 2012 was attributable to natural depletion, approximately nine days of downtime for Hurricane Isaac, and mechanical issues on the South Timbalier 295 A-3 well which caused the well to be shut-in for 15 days during the current quarter. The Partnership’s average realized price in the third quarter of 2012 decreased $0.53 per barrel from the third quarter of 2011.

During the third quarter of 2012, the Partnership sold 10 barrels per day of natural gas liquids, up from 8 barrels per day during the third quarter of 2011. The increase reflected an increase in processed volumes at Ship Shoal 258/259 from 2011. The lower average realized NGL price for the third quarter of 2012 reflected declining product prices with an abundant supply of liquid products in the United States.

Natural gas sales for the first nine months of 2012 decreased 56 percent from a year ago, dropping to $897,397 in the current period. The Partnership’s average realized gas prices decreased from $4.31 per Mcf in the first nine months of 2011 to $2.66 per Mcf in 2012, reducing sales by $775,606. A 29 percent decrease in natural gas volumes during the first nine months of 2012 from the same period a year ago curtailed sales by $353,023. The Partnership’s gas production in 2012 was impacted by the shut-in of North Padre Island 969/976 and Matagorda Island 681/682 for pipeline repairs during the second quarter of 2012, downtime for Hurricane Isaac during the third quarter of 2012, and natural depletion primarily at Matagorda Island 681/682 and North Padre Island 969/976.

Crude oil sales for the nine months of 2012 totaled $2.3 million, up 78 percent from the same period in 2011. The Partnership’s crude oil volumes increased from 45 barrels per day during the first nine months of 2011 to 77 barrels per day during the same period of 2012 as a result of the shut-in of production at South Timbalier 295 in 2011. The Partnership’s production from South Timbalier 295 was shut-in from July 11, 2010, through June 14, 2011, as a result of a leak in a third-party pipeline, significantly reducing the Partnership’s revenues, earnings, cash flow from operating activities and liquidity in 2011. The Partnership’s average realized oil price for the first nine months of 2012 increased three percent from the first nine months of 2011, rising to $109.56 per barrel in 2012.

The Partnership sold 14 barrels per day of natural gas liquids in the first nine months of 2012, down from 16 barrels per day in the first nine months of 2011. The decrease reflected lower processed volumes at Ship Shoal 258/259 in 2012.

Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather in the Gulf of Mexico, the Partnership’s production during the remainder of 2012 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 21 percent during both the third quarter of 2012 and third quarter of 2011. DD&A, expressed as a percentage of oil and gas sales, for the first nine months of 2012 and 2011 was 21 percent for each period. The dollar amount of DD&A expense for both the third quarter and first nine months of 2012 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2012.

The Partnership recognized $30,748 in asset retirement obligation accretion for the third quarter of 2012 compared to $33,370 for the third quarter of 2011. For the nine months ending September 30, 2012, and 2011, the Partnership recognized asset retirement obligation accretion of $90,902 and $98,670, respectively. The decline in accretion expense from a year ago reflected the decrease in the Partnership’s asset retirement obligation liability for plugging operations performed in 2011.

Lease operating expenses (LOE) for the third quarter of 2012 of $365,303 increased 25 percent from the third quarter of 2011 on higher workover and repair costs. LOE for the first nine months of 2012 was up 29 percent from the same period a year ago, increasing to $1,002,309 in the first nine months of 2012, reflecting higher workovers, repairs, and transportation costs for personnel and materials during the first nine months of 2012.

In the third quarter of 2012, gathering and transportation costs for the delivery of oil and gas decreased 32 percent from the same period in 2011 on lower gas volumes and in the first nine months of 2012, gathering and transportation costs decreased 4 percent from the same period in 2011. Administrative expense for 2012 decreased one percent for the nine-month period ended September 30 compared to the same period in 2011.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.7 million for the first nine months of 2012. Net cash provided by operating activities during the first nine months of 2012 was down from $1.9 million in the comparable period in 2011 as a result of the lower gas prices, lower gas production and higher operating expenses which negatively impacted the Partnership’s earnings in 2012.

At September 30, 2012, the Partnership had approximately $2.6 million in cash and cash equivalents, up from approximately $1.4 million at December 31, 2011. The Partnership’s goal of maintaining cash at least sufficient to cover the undiscounted value of its future asset retirement obligation (ARO) liability had to be temporarily suspended in 2011 because of the near year-long shut-in of the Partnership’s production from South Timbalier 295 and the Partnership’s capital expenditures at Ship Shoal 258/259 and South Timbalier 295 in 2011. The Partnership intends to replenish cash reserves over the remainder of 2012 with cash from operating activities.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2012. The Partnership did not have any contractual obligations as of September 30, 2012, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first nine months of 2012 the Partnership had only small outlays for capital expenditures as it did not commence any new drilling or recompletion projects during the period. The Partnership’s cash outlay for capital expenditures during the first nine months of 2011 totaled $2.3 million as the Partnership participated in drilling two wells at Ship Shoal 258/259 during the period and completed the construction of a new sales line from South Timbalier 295. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.2 million for 2012 as no new drilling projects are currently planned for 2012. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of low natural gas prices during the first nine months of 2012 and the need to replenish cash reserves for future asset retirement obligations, no distributions were made to Investing Partners during the first nine months of 2012. The Partnership also made no distribution to Investing Partners during the first nine months of 2011 as a result of the large amount of capital expenditures funded by the Partnership during 2011 and the loss of revenue in 2011 from the shut-in of South Timbalier 295.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. With continued low gas prices, declining production, and the need to replenish the Partnership’s cash reserves for future ARO expenditures, the Partnership does not expect to make a distribution to Investing Partners during the remainder of 2012.

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2012. The per-unit value was determined to be $15,516 based on the valuation date of December 31, 2011. A second right of presentment valuation was computed during October 2012 and the per-unit value was determined to be $15,932 based on a valuation date of June 30, 2012. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2012 as a result of the Partnership’s limited amount of cash available for discretionary purposes and is not expected to purchase any Units in the fourth quarter of 2012. The per-Unit right of presentment value computed during the first quarter of 2011 based on the valuation date of December 31, 2010, was $14,917 and the second per-Unit right of presentment in 2011 was $13,500 based on a valuation date of June 30, 2011. The Partnership did not repurchase any Units during the first nine months of 2011. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2011 or the first nine months of 2012.

The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2011, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to the risk factors as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, and as noted above in Part I, Item 3 of this Form 10-Q. For the nine months ending September 30, 2012, the Partnership notes the following additional risk factor:

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

Cyber attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

The Partnership’s business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. The Managing Partner and the Partnership depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States, which are necessary to transport our production to market. A cyber attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

While the Managing Partner has experienced cyber attacks in aspects of its business, the Partnership has not suffered any losses relating to such attacks; however, there is no assurance that the Partnership will not suffer such losses in the future. Further, as cyber attacks continue to evolve, the Partnership may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks.

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

***101.DEF XBRL Definition Linkbase Document.

***101.LAB XBRL Label Linkbase Document.

***101.PRE XBRL Presentation Linkbase Document.

*	Incorporated by reference herein.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: November 7, 2012	/s/ Thomas P. Chambers
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated: November 7, 2012	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(principal accounting officer) of Apache Corporation,
Managing Partner