Form 10-Q
period 2013-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2013-05-09
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of March 31, 2013.	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

REVENUES:
Oil and gas sales	$1,021,490	$1,394,766

	1,021,490	1,394,766

EXPENSES:
Depreciation, depletion and amortization	213,373	277,621
Asset retirement obligation accretion	31,718	29,860
Lease operating expenses	364,507	337,798
Gathering and transportation costs	30,318	59,689
Administrative	98,000	99,250

	737,916	804,218

NET INCOME	$283,574	$590,548

NET INCOME ALLOCATED TO:
Managing Partner	$95,749	$168,246
Investing Partners	187,825	422,302

	$283,574	$590,548

NET INCOME PER INVESTING PARTNER UNIT	$184	$413

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$283,574	$590,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	213,373	277,621
Asset retirement obligation accretion	31,718	29,860
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	15,098	154,188
Increase (decrease) in receivable from/payable to Apache Corporation	(107,644)	(98,921)
Increase (decrease) in accrued operating expenses	(5,328)	(282,045)
Increase (decrease) in deferred credits and other	(153,504)	—

Net cash provided by operating activities	277,287	671,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(337)	(33,182)

Net cash used in investing activities	(337)	(33,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(94,530)	(226,202)

Net cash used in financing activities	(94,530)	(226,202)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,420	411,867

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,118,789	1,404,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,301,209	$1,816,261

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,301,209	$3,118,789
Accrued revenues receivable	103,749	118,847
Receivable from Apache Corporation	32,623	—

	3,437,581	3,237,636

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,606,348	194,451,931
Less – Accumulated depreciation, depletion and amortization	(185,685,331)	(185,471,958)

	8,921,017	8,979,973

	$12,358,598	$12,217,609

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$75,021
Accrued operating expenses	119,029	124,357
Accrued development costs	63,744	35,978

	182,773	235,356

ASSET RETIREMENT OBLIGATION	2,166,335	2,161,807

PARTNERS’ CAPITAL:
Managing Partner	444,024	442,805
Investing Partners (1,021.5 units outstanding)	9,565,466	9,377,641

	10,009,490	9,820,446

	$12,358,598	$12,217,609

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

These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and which contains a summary of the Partnership’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2013, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2013. The per-unit value was determined to be $15,412 based on the valuation date of December 31, 2012. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2013 as a result of the Partnership’s limited amount of cash available for discretionary purposes.

The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2013 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.	ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2013:

Asset retirement obligation at December 31, 2012	$2,161,807
Accretion expense	31,718
Liabilities settled	(181,270)
Revisions in estimated liabilities	154,080

Asset retirement obligation at March 31, 2013	$2,166,335

5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable

As of March 31, 2013, and December 31, 2012, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2013, and 2012.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of March 31, 2013, and the period then ended, and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements as of December 31, 2012, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

Results of Operations

Net Income and Revenue

The Partnership reported net income of $283,574 for the first quarter of 2013, down from $590,548 in the first quarter of 2012. Net income per Investing Partner Unit decreased to $184 per Unit in the first quarter of 2013, down from $413 per Unit in the first quarter of 2012. Lower oil and gas production and higher operating expenses in 2013 contributed to the decrease in earnings and net income per Investing Partner Unit from 2012. The lower production reflected natural depletion impacting all of the Partnership’s properties.

Total revenues decreased 27 percent from the first quarter of 2012 to the first quarter of 2013 on lower oil and gas volumes in the first quarter of 2013.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Gas volume – Mcf per day	1,026	1,394	(26)%
Average gas price – per Mcf	$3.55	$2.67	33%
Oil volume – barrels per day	65	94	(31)%
Average oil price – per barrel	$112.22	$113.70	(1)%
NGL volume – barrels per day	12	19	(37)%
Average NGL price – per barrel	$33.59	$47.43	(29)%

Oil and Gas Sales

Natural gas sales totaled $328,142 in the first quarter of 2013, decreasing $10,592 or 3 percent from the same period in 2012. Natural gas volumes on a per day basis declined 26 percent from the first quarter of 2012, decreasing sales by $122,408. The decline in the Partnership’s production from 2012 was largely attributable to natural depletion. The Partnership’s average realized natural gas price for the quarter increased $0.88 per Mcf, or 33 percent, from the first quarter of 2012, increasing sales by $111,816 from a year ago and largely offsetting the decline in gas production.

The Partnership’s crude oil sales for the first quarter of 2013 totaled $655,841 compared to $974,924 of crude oil sales in the first quarter of 2012. Primarily as a result of natural depletion at South Timbalier 295, crude oil volumes on a per day basis fell from 94 barrels per day in 2012 to 65 barrels per day in 2013, reducing sales by $306,460. The Partnership’s average realized price in the first quarter of 2013 decreased $1.48 per barrel, or 1 percent, from the first quarter of 2012.

During the first quarter of 2013, the Partnership sold 12 barrels per day of natural gas liquids, down from 19 barrels per day during the first quarter of 2012. The decrease reflected a reduction in processed volumes at South Timbalier 295 from 2012. The lower average realized NGL price for the first quarter of 2013 reflected declining product prices with an abundant supply of NGL products in the United States.

Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather in the Gulf of Mexico, the Partnership’s production during the remainder of 2013 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 21 percent during the first quarter of 2013 and 20 percent during first quarter of 2012. The dollar amount of DD&A expense for first the quarter of 2013 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2013. The Partnership recognized $31,718 in asset retirement obligation accretion for the first quarter of 2013 compared to $29,860 for the first quarter of 2012. The increase in accretion expense from a year ago reflected the increase in the Partnership’s asset retirement obligation liability in 2012.

Lease operating expenses (LOE) for the first quarter of 2013 of $364,507 increased 8 percent from the first quarter of 2012 on higher repair costs. LOE for the quarter included repairs on platforms at South Timbalier 295 and Ship Shoal 258/259, and a re-staging of a compressor at Ship Shoal 258/259 to increase production.

In the first quarter of 2013, gathering and transportation costs for the delivery of oil and gas decreased 49 percent from the same period in 2012 on lower gas volumes. Administrative expense for 2013 decreased one percent for the three-month period ended March 31 compared to the same period in 2012.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.3 million for the first three months of 2013 compared to $0.7 million during the first three months of 2012. The decline reflected lower oil and gas production and higher operating expenses which negatively impacted the Partnership’s earnings in 2013.

At March 31, 2013, the Partnership had approximately $3.3 million in cash and cash equivalents, up from approximately $3.1 million at December 31, 2012. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation (ARO) liability. The Partnership also plans to reserve funds for recompletion work planned for the second half of 2013 and anticipated repairs which may disrupt the Partnership’s production.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2013. The Partnership did not have any contractual obligations as of March 31, 2013, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first three months of 2013 the Partnership had only diminutive outlays for capital expenditures as it did not commence any new drilling or recompletion projects during the period. The Partnership spent approximately $0.2 million on abandonment cost at South Timbalier 295 during the first quarter of 2013. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.2 million for the remainder of 2013 as no new drilling projects are currently planned for 2013. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of declining oil and gas production and the need to replenish cash reserves for future asset retirement obligations, no distributions were made to Investing Partners during the first three months of 2013. The Partnership also made no distribution to Investing Partners during the first three months of 2012 as a result of the large amount of capital expenditures funded by the Partnership during 2011 and the loss of revenue in 2011 from the shut-in of South Timbalier 295.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. During the second and third quarters of 2013, the Partnership will review available cash balances and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the second half 2013.

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2013. The per-unit value was determined to be $15,412 based on the valuation date of December 31, 2012. The Partnership did not repurchase any Investing Partner Units (Units) during the first quarter of 2013 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2013 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2012 or the first three months of 2013.

The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2012, is incorporated by reference. Information about market risks for the current quarter is not materially different.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2012, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•

other factors disclosed under Items 1 and 2 – “Business and Properties – Estimated Proved Reserves and Future Net Cash Flows,” Item 1A – “Risk Factors,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere in our most recently filed Form 10-K.

All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2013, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2012.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated:	May 9, 2013	/s/ Thomas P. Chambers
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	May 9, 2013	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(principal accounting officer) of Apache Corporation,
Managing Partner