Form 10-Q
period 2013-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2013-08-06
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of June 30, 2013	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Oil and gas sales	$951,694	$914,436	$1,973,184	$2,309,202
Interest income	28	6	28	6

	951,722	914,442	1,973,212	2,309,208

EXPENSES:
Depreciation, depletion and amortization	200,537	189,944	413,910	467,565
Asset retirement obligation accretion	31,786	30,294	63,504	60,154
Lease operating expenses	328,054	299,208	692,561	637,006
Gathering and transportation costs	24,457	21,131	54,775	80,820
Administrative	98,000	99,250	196,000	198,500

	682,834	639,827	1,420,750	1,444,045

NET INCOME	$268,888	$274,615	$552,462	$865,163

NET INCOME ALLOCATED TO:
Managing Partner	$90,633	$90,251	$186,382	$258,497
Investing Partners	178,255	184,364	366,080	606,666

	$268,888	$274,615	$552,462	$865,163

NET INCOME PER INVESTING PARTNER UNIT	$175	$180	$358	$594

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$552,462	$865,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	413,910	467,565
Asset retirement obligation accretion	63,504	60,154
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	20,148	217,512
Increase (decrease) in receivable from/payable to Apache Corporation	(95,318)	(106,332)
Increase (decrease) in accrued operating expenses	(11,226)	(297,623)
Increase (decrease) in deferred credits and other	(231,829)	—

Net cash provided by operating activities	711,651	1,206,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(13,909)	(37,155)

Net cash used in investing activities	(13,909)	(37,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(187,491)	(316,523)

Net cash used in financing activities	(187,491)	(316,523)

NET INCREASE IN CASH AND CASH EQUIVALENTS	510,251	852,761

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,118,789	1,404,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,629,040	$2,257,155

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,629,040	$3,118,789
Accrued revenues receivable	98,699	118,847
Receivable from Apache Corporation	20,297	—

	3,748,036	3,237,636

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,639,107	194,451,931
Less – Accumulated depreciation, depletion and amortization	(185,885,868)	(185,471,958)

	8,753,239	8,979,973

	$12,501,275	$12,217,609

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$75,021
Accrued operating expenses	113,131	124,357
Accrued development costs	—	35,978

	113,131	235,356

ASSET RETIREMENT OBLIGATION	2,202,727	2,161,807

PARTNERS’ CAPITAL:
Managing Partner	441,696	442,805
Investing Partners (1,021.5 units outstanding)	9,743,721	9,377,641

	10,185,417	9,820,446

	$12,501,275	$12,217,609

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

As of June 30, 2013, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2013. The per-unit value was determined to be $15,412 based on the valuation date of December 31, 2012. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2013 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2012 based on the valuation date of December 31, 2011, was $15,516. The Partnership did not repurchase any Units during the first six months of 2012.

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

4.	ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2013:

Asset retirement obligation at December 31, 2012	$2,161,807
Accretion expense	63,504
Liabilities settled	(195,851)
Revisions in estimated liabilities	173,267

Asset retirement obligation at June 30, 2013	$2,202,727

5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2013, and December 31, 2012, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2013, and 2012.

6.	SUBSEQUENT EVENT

On July 18, 2013, Apache, the Partnership’s Managing Partner, announced it had entered into a definitive agreement to sell its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. The effective date of the sale is July 1, 2013, and the transaction is expected to close on September 30, 2013, subject to customary regulatory approvals and other closing conditions.

As Managing Partner of the Partnership, Apache has an indirect ownership interest in the Partnership’s properties. In its individual capacity, Apache also owns a direct interest in certain Partnership properties. In connection with the proposed sale to Fieldwood, Apache will sell its direct interests in the Partnership’s properties, while retaining its indirect interests in those properties in its capacity as Managing Partner of the Partnership. Pending closing of the Fieldwood transaction, Apache will continue to operate South Timbalier 295, Ship Shoal 258/259 and Matagorda 681/682; however, Fieldwood will operate these properties after close. The North Padre Island 969/976 field, in which the Partnership owns an interest, is and will continue to be operated by a third-party joint interest owner.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

Financial Overview

The Partnership reported net income of $268,888 for the second quarter of 2013, down from $274,615 in the second quarter of 2012. Net income per Investing Partner Unit decreased to $175 per Unit in the second quarter of 2013, down from $180 per Unit in the second quarter of 2012. Lower oil and gas production and higher operating expenses in 2013 contributed to the decrease in earnings and net income per Investing Partner Unit from 2012. The lower production reflected natural depletion at Ship Shoal 258/259 and South Timbalier 295.

Net income for the six months ending June 30, 2013, totaled $552,462 compared to $865,163 for the six months ending June 30, 2012. Net income per Investing Partner Unit of $358 in the six-month period ending June 30, 2013 was down from $594 per Unit in the first six months of 2012. The decline in earnings and net income per Investing Partner Unit from 2012 reflected lower oil and gas production and higher operating expenses in 2013.

Results of Operations

Total revenues increased 4 percent from the second quarter of 2012 to the second quarter of 2013 on higher gas prices in the second quarter of 2013, which more than offset a 24 percent decline in gas production. Year-to-date revenues in 2013 decreased 15 percent from the first six months of 2012 on lower oil and gas production.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Gas volume – Mcf per day	755	996	(24)%	890	1,195	(26)%
Average gas price – per Mcf	$4.34	$2.30	89%	$3.89	$2.51	55%
Oil volume – barrels per day	64	70	(9)%	64	82	(22)%
Average oil price – per barrel	$107.46	$107.84	—%	$109.85	$111.21	(1)%
NGL volume – barrels per day	7	13	(46)%	10	16	(38)%
Average NGL price – per barrel	$45.27	$19.62	131%	$37.72	$36.26	4%

Oil and Gas Sales

Natural gas sales totaled $298,340 in the second quarter of 2013, increasing $90,097 or 43 percent from the same period in 2012. The Partnership’s average realized natural gas price for the quarter increased $2.04 per Mcf, or 89 percent, from the second quarter of 2012, increasing sales by $184,976 from a year ago. Natural gas volumes declined 24 percent from the second quarter of 2012, decreasing sales by $94,879. The decline in the Partnership’s production from 2012 was attributable to natural depletion at Ship Shoal 258/259 and South Timbalier 295. While North Padre Island 969/976 was shut-in for most of the second quarter of 2012 for pipeline repairs and Matagorda Island 681/682 was shut-in for 22 days during the second quarter of 2012 for similar repairs, their return to production could not offset the steep declines at Ship Shoal 258/259 and South Timbalier 295.

The Partnership’s crude oil sales for the second quarter of 2013 totaled $625,739 compared to $683,689 of crude oil sales in the second quarter of 2012. Crude oil volumes on a per day basis fell from 70 barrels per day in 2012 to 64 barrels per day in 2013, reducing sales by $55,555. The decrease in volumes in 2013 was attributable to natural depletion at South Timbalier 295. The Partnership’s average realized price in the second quarter of 2013 decreased $0.38 per barrel from the second quarter of 2012.

During the second quarter of 2013, the Partnership sold 7 barrels per day of natural gas liquids, down from 13 barrels per day during the second quarter of 2012. The decrease reflected a decline in processed volumes at South Timbalier 295 from 2012.

Natural gas sales for the first six months of 2013 increased 15 percent from a year ago, increasing to $626,482 in the current period. The Partnership’s average realized gas prices increased from $2.51 per Mcf in the first six months of 2012 to $3.89 per Mcf in 2013, increasing sales by $300,193. A 26 percent decrease in natural gas volumes during the first six months of 2013 from the same period a year ago curtailed sales by $220,688. The Partnership’s gas production in 2013 was impacted by natural depletion on all of the Partnership’s properties.

Crude oil sales for the six months of 2013 totaled $1.3 million, down 23 percent from the same period in 2012. The Partnership’s crude oil volumes decreased from 82 barrels per day during the first six months of 2012 to 64 barrels per day during the same period of 2013 as a result of natural depletion impacting production at South Timbalier 295 in 2013. The Partnership’s average realized oil price for the first six months of 2013 decreased one percent from the first six months of 2012, dropping to $109.85 per barrel in 2013.

The Partnership sold 10 barrels per day of natural gas liquids in the first six months of 2013, down from 16 barrels per day in the first six months of 2012. The decrease reflected lower processed volumes at South Timbalier 295 in 2013.

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

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 21 percent during both the second quarter of 2013 and second quarter of 2012. DD&A, expressed as a percentage of oil and gas sales, for the first six months of 2013 and 2012 was 21 percent and 20 percent, respectively. The dollar amount of DD&A expense for the first six months of 2013 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2013.

The Partnership recognized $31,786 in asset retirement obligation accretion for the second quarter of 2013 compared to $30,294 for the second quarter of 2012. For the six months ending June 30, 2013, and 2012, the Partnership recognized asset retirement obligation accretion of $63,504 and $60,154, respectively.

Lease operating expenses (LOE) for the second quarter of 2013 of $328,054 increased 10 percent from the second quarter of 2012 on higher repair costs. LOE for the first six months of 2013 was up 9 percent from the same period a year ago, increasing to $692,561 in the first six months of 2013, reflecting higher repair costs during the first six months of 2013. LOE for the second quarter and first six months of 2013 included repair costs on platforms at South Timbalier 295 and Ship Shoal 258/259, and costs to re-stage a compressor at Ship Shoal 258/259. The higher platform repair and compressor costs in 2013 more than offset a reduction in workover costs from 2012.

In the second quarter of 2013, gathering and transportation costs for the delivery of oil and gas increased 16 percent from the same period in 2012 and in the first six months of 2013, gathering and transportation costs decreased 32 percent from the same period in 2012 on lower oil and gas volumes from a year ago. Administrative expense for 2013 decreased one percent for the six-month period ended June 30 compared to the same period in 2012.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.7 million for the first six months of 2013. Net cash provided by operating activities during the first six months of 2013 was down from $1.2 million in the comparable period in 2012 as a result of lower oil and gas production and higher operating expenses which negatively impacted the Partnership’s earnings in 2013.

At June 30, 2013, the Partnership had approximately $3.6 million in cash and cash equivalents, up from approximately $3.1 million at December 31, 2012. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for recompletion work planned for the second half of 2013 and anticipated repairs which may disrupt the Partnership’s production.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2013. The Partnership did not have any contractual obligations as of June 30, 2013, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first six months of 2013 the Partnership had only small outlays for capital expenditures for additions to oil and gas properties as it did not commence any new drilling or recompletion projects during the period. The Partnership’s cash outlays for capital expenditures during the first six months of 2012 were also minimal as the Partnership did not participate in any new drilling or recompletion projects in 2012. During the first six months of 2013, the Partnership spent approximately $0.2 million on asset retirement obligations. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.2 million during the remainder of 2013 as no new drilling projects are currently planned for 2013. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of declining oil and gas production during the first six months of 2013 and the need to replenish cash reserves for future asset retirement obligations, no distributions were made to Investing Partners during the first six months of 2013. The Partnership also made no distribution to Investing Partners during the first six months of 2012 as a result of the large amount of capital expenditures funded by the Partnership during 2011.

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

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2013. The per-unit value was determined to be $15,412 based on the valuation date of December 31, 2012. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2013 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2012 based on the valuation date of December 31, 2011, was $15,516. The Partnership did not repurchase any Units during the first six months of 2012.

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

Recent Developments

On July 18, 2013, Apache Corporation (Apache), the Partnership’s Managing Partner, announced it had entered into a definitive agreement to sell its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. The effective date of the sale is July 1, 2013, and the transaction is expected to close on September 30, 2013, subject to customary regulatory approvals and other closing conditions.

As Managing Partner of the Partnership, Apache has an indirect ownership interest in the Partnership’s properties. In its individual capacity, Apache also owns a direct interest in certain Partnership properties. In connection with the proposed sale to Fieldwood, Apache will sell its direct interests in the Partnership’s properties, while retaining its indirect interests in those properties in its capacity as Managing Partner of the Partnership. Pending closing of the Fieldwood transaction, Apache will continue to operate South Timbalier 295, Ship Shoal 258/259 and Matagorda 681/682; however, Fieldwood will operate these properties after close. The North Padre Island 969/976 field, in which the Partnership owns an interest, is and will continue to be operated by a third-party joint interest owner.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2012 or the first six months of 2013.

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

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2012, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism and cyber-attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the six months ended June 30, 2013, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2012.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: August 6, 2013	/s/ Thomas P. Chambers
Thomas P. Chambers
Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: August 6, 2013	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner