Form 10-Q
period 2013-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2013-11-08
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of September 30, 2013	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Oil and gas sales	$876,321	$1,037,358	$2,849,505	$3,346,560
Interest income	46	—	74	6

	876,367	1,037,358	2,849,579	3,346,566

EXPENSES:
Depreciation, depletion and amortization	178,827	221,370	592,737	688,935
Asset retirement obligation accretion	27,205	30,748	90,709	90,902
Lease operating expenses	278,193	365,303	970,754	1,002,309
Gathering and transportation costs	26,964	29,135	81,739	109,955
Administrative	90,500	99,250	286,500	297,750

	601,689	745,806	2,022,439	2,189,851

NET INCOME	$274,678	$291,552	$827,140	$1,156,715

NET INCOME ALLOCATED TO:
Managing Partner	$87,683	$99,034	$274,065	$357,531
Investing Partners	186,995	192,518	553,075	799,184

	$274,678	$291,552	$827,140	$1,156,715

NET INCOME PER INVESTING PARTNER UNIT	$183	$188	$541	$782

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827,140	$1,156,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	592,737	688,935
Asset retirement obligation accretion	90,709	90,902
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	76,872	186,440
Increase (decrease) in receivable from/payable to Apache Corporation	(73,764)	(188,630)
Increase (decrease) in accrued operating expenses	929	(278,164)
Increase (decrease) in deferred credits and other	(236,073)	—

Net cash provided by operating activities	1,278,550	1,656,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(14,320)	(37,428)

Net cash used in investing activities	(14,320)	(37,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(296,953)	(422,130)

Net cash used in financing activities	(296,953)	(422,130)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	967,277	1,196,640

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,118,789	1,404,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,086,066	$2,601,034

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,086,066	$3,118,789
Accrued revenues receivable	41,975	118,847

	4,128,041	3,237,636

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,642,926	194,451,931
Less – Accumulated depreciation, depletion and amortization	(186,064,695)	(185,471,958)

	8,578,231	8,979,973

	$12,706,272	$12,217,609

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$1,257	$75,021
Current asset retirement obligation	343,711	—
Accrued operating expenses	125,286	124,357
Accrued development costs	—	35,978

	470,254	235,356

ASSET RETIREMENT OBLIGATION	1,885,385	2,161,807

PARTNERS’ CAPITAL:
Managing Partner	419,917	442,805
Investing Partners (1,021.5 units outstanding)	9,930,716	9,377,641

	10,350,633	9,820,446

	$12,706,272	$12,217,609

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

As of September 30, 2013, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2013. The per-unit value was determined to be $15,412 based on the valuation date of December 31, 2012. A second right of presentment valuation was computed during October 2013 and the per-unit value was determined to be $15,622 based on a valuation date of June 30, 2013. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2013, as a result of the Partnership’s limited amount of cash available for discretionary purposes, and is not expected to purchase any Units in the fourth quarter of 2013. The per-unit right of presentment value computed during the first quarter of 2012 was determined to be $15,516 based on the valuation date of December 31, 2011, and the second per-unit right of presentment in 2012 was $15,932 based on a valuation date of June 30, 2012. The Partnership did not repurchase any Units during the first nine months of 2012. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.	ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2013:

Asset retirement obligation at December 31, 2012	$2,161,807
Accretion expense	90,709
Liabilities settled	(200,095)
Revisions in estimated liabilities	176,675

Asset retirement obligation at September 30, 2013	2,229,096
Less current portion	(343,711)

Asset retirement obligation, long-term	$1,885,385

5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2013, and December 31, 2012, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2013, and 2012.

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

Financial Overview

The Partnership reported net income of $274,678 for the third quarter of 2013, down from $291,552 in the third quarter of 2012. Net income per Investing Partner Unit decreased to $183 per Unit in the third quarter of 2013, down from $188 per Unit in the third quarter of 2012. Lower oil and gas production in 2013 contributed to the decrease in earnings and net income per Investing Partner Unit from 2012. The lower production primarily reflected natural depletion at Ship Shoal 258/259 and South Timbalier 295.

Net income for the nine months ending September 30, 2013, totaled $827,140 compared to $1,156,715 for the nine months ending September 30, 2012. Net income per Investing Partner Unit of $541 in the nine-month period ending September 30, 2013 was down from $782 per Unit in the first nine months of 2012. The decline in earnings and net income per Investing Partner Unit from 2012 reflected lower oil and gas production in 2013.

On September 30, 2013, Apache Corporation (Apache), the Partnership’s Managing Partner, closed on the previously announced sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. The effective date of the sale was July 1, 2013.

As Managing Partner of the Partnership, Apache has an indirect ownership interest in the Partnership’s properties. In its individual capacity, Apache also owns a direct interest in certain Partnership properties. In connection with the sale to Fieldwood, Apache sold its direct interests in the Partnership’s properties, while retaining its indirect interests in those properties in its capacity as Managing Partner of the Partnership. Fieldwood will now operate South Timbalier 295, Ship Shoal 258/259 and Matagorda 681/682. The North Padre Island 969/976 field, in which the Partnership owns an interest, is and will continue to be operated by a third-party joint interest owner.

Results of Operations

Total revenues decreased 16 percent from the third quarter of 2012 to the third quarter of 2013 and year-to-date revenues in 2013 decreased 15 percent from the first nine months of 2012 on lower oil and gas production.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Gas volume – Mcf per day	561	1,297	(57)%	779	1,229	(37)%
Average gas price – per Mcf	$3.71	$2.94	26%	$3.85	$2.66	45%
Oil volume – barrels per day	63	68	(7)%	64	77	(17)%
Average oil price – per barrel	$111.63	$105.65	6%	$110.44	$109.56	1%
NGL volume – barrels per day	11	10	10%	10	14	(29)%
Average NGL price – per barrel	$35.53	$28.73	24%	$36.93	$34.45	7%

On August 29, 2013, Matagorda Island 681/682 was taken off production as being uneconomical. The field, which was had sales of approximately 300 Mcf per day net to the Partnership during 2013, was producing at uneconomic rates despite attempts during the year to increase production. During 2013, Apache performed a workover on the Matagorda Island 681 JA-12 well to clean sand from the tubing and add additional perforations in an attempt to boost production. While production initially increased, the well did not maintain economic production levels. Also during 2013, Apache initiated a recompletion of the Matagorda Island 681 JA-3 well to produce from multiple zones, but ceased further work after concluding additional perforations would not likely result in an economic rate of production. With production falling below economical levels and limited remaining potential for development, the field was shut-in for future abandonment. The field is expected to be plugged and abandoned during the next twelve months.

Oil and Gas Sales

Natural gas sales totaled $191,448 in the third quarter of 2013, decreasing $158,973 or 45 percent from the same period in 2012. Natural gas volumes declined 57 percent from the third quarter of 2012, decreasing sales by $251,354. The decline in the Partnership’s production from 2012 was attributable to natural depletion on all of the Partnership’s properties, but most significantly at Ship Shoal 258/259. The Partnership’s average realized natural gas price for the quarter increased $0.77 per Mcf, or 26 percent, from the third quarter of 2012, increasing sales by $92,381 from a year ago.

The Partnership’s crude oil sales for the third quarter of 2013 totaled $649,948 compared to $660,891 of crude oil sales in the third quarter of 2012. Crude oil volumes on a per day basis fell from 68 barrels per day in 2012 to 63 barrels per day in 2013, reducing sales by $48,326. The decrease in volumes in 2013 was attributable to natural depletion at South Timbalier 295. The Partnership’s average realized price in the third quarter of 2013 increased $5.98 per barrel from the third quarter of 2012.

During the third quarter of 2013, the Partnership sold 11 barrels per day of natural gas liquids, up from 10 barrels per day during the third quarter of 2012.

Natural gas sales for the first nine months of 2013 decreased nine percent from a year ago, dropping to $817,930 in the current period. A 37 percent decrease in natural gas volumes during the first nine months of 2013 from the same period a year ago curtailed sales by $478,316. The Partnership’s decline in gas production in 2013 was primarily impacted by natural depletion at Ship Shoal 258/259. The Partnership’s average realized gas prices increased from $2.66 per Mcf in the first nine months of 2012 to $3.85 per Mcf in 2013, increasing sales by $398,848.

Crude oil sales for the nine months of 2013 totaled $1.9 million, down 17 percent from the same period in 2012. The Partnership’s crude oil volumes decreased from 77 barrels per day during the first nine months of 2012 to 64 barrels per day during the same period of 2013 as a result of natural depletion impacting production at South Timbalier 295 in 2013. The Partnership’s average realized oil price for the first nine months of 2013 increased one percent from the first nine months of 2012, rising to $110.44 per barrel in 2013.

The Partnership sold 10 barrels per day of natural gas liquids in the first nine months of 2013, down from 14 barrels per day in the first nine months of 2012. The decrease reflected lower processed volumes at South Timbalier 295 in 2013.

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

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent for the third quarter of 2013 and 21 percent for the third quarter of 2012. DD&A, expressed as a percentage of oil and gas sales, was 21 percent for both the first nine months of 2013 and 2012. The dollar amount of DD&A expense for the first nine months of 2013 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2013.

The Partnership recognized $27,205 in asset retirement obligation accretion for the third quarter of 2013 compared to $30,748 for the third quarter of 2012. For the nine months ending September 30, 2013, and 2012, the Partnership recognized asset retirement obligation accretion of $90,709 and $90,902, respectively.

Lease operating expenses (LOE) for the third quarter of 2013 of $278,193 decreased 24 percent from the third quarter of 2012 on lower workover and repair costs. LOE for the first nine months of 2013 was down 3 percent from the same period a year ago, decreasing to $970,754 in the first nine months of 2013. LOE for the first nine months of 2013 included repair costs on platforms at South Timbalier 295 and Ship Shoal 258/259, and costs to re-stage a compressor at Ship Shoal 258/259. LOE for 2013 also included workover cost at Matagorda Island 681/682. Workover and repair costs in 2012, however, exceeded similar costs in 2013.

In the third quarter of 2013, gathering and transportation costs for the delivery of oil and gas decreased 7 percent from the same period in 2012 and in the first nine months of 2013, gathering and transportation costs decreased 26 percent from the same period in 2012. The decrease was the result of lower oil and gas volumes from a year ago.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.3 million for the first nine months of 2013, down from $1.7 million in the comparable period in 2012 as a result of lower oil and gas production which negatively impacted the Partnership’s 2013 earnings.

At September 30, 2013, the Partnership had approximately $4.1 million in cash and cash equivalents, up from approximately $3.1 million at December 31, 2012. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for anticipated repairs which may disrupt the Partnership’s production.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2013. The Partnership did not have any contractual obligations as of September 30, 2013, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first nine months of 2013 the Partnership had only small outlays for capital expenditures for additions to oil and gas properties as it did not commence any new drilling during the period. The Partnership’s cash outlays for capital expenditures during the first nine months of 2012 were also minimal as the Partnership did not participate in any new drilling or recompletion projects in 2012. During the first nine months of 2013, the Partnership spent approximately $0.2 million on asset retirement obligations. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.1 million during the remainder of 2013 as no new drilling projects are currently planned for 2013. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of declining oil and gas production during the first nine months of 2013 and the need to replenish cash reserves for future asset retirement obligations, no distributions were made to Investing Partners during the first nine months of 2013. The Partnership also made no distribution to Investing Partners during the first nine months of 2012 as a result of the large amount of capital expenditures funded by the Partnership during 2011.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. With the pending abandonment of Matagorda Island 681/682 and significant declines in production at Ship Shoal 258/259, the Partnership will not make a distribution to the Investing Partners during the remainder of 2013. The Partnership will continue to review available cash balances and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners in future periods.

As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2013. The per-unit value was determined to be $15,412 based on the valuation date of December 31, 2012. A second right of presentment valuation was computed during October 2013 and the per-unit value was determined to be $15,622 based on a valuation date of June 30, 2013. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2013, as a result of the Partnership’s limited amount of cash available for discretionary purposes, and is not expected to purchase any Units in the fourth quarter of 2013. The per-unit right of presentment value computed during the first quarter of 2012 was determined to be $15,516 based on the valuation date of December 31, 2011, and the second per-unit right of presentment in 2012 was $15,932 based on a valuation date of June 30, 2012. The Partnership did not repurchase any Units during the first nine months of 2012. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during 2012 or the first nine months of 2013.

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

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the nine months ended September 30, 2013, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2012.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: November 8, 2013	/s/ Thomas P. Chambers
Thomas P. Chambers
Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: November 8, 2013	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner