Form 10-K
period 2013-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2014-02-28
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2013	$15,128,259

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Apache Corporation’s proxy statement relating to its 2014 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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

The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2013, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.

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

2013 Results and Business Development

The Partnership reported net income in 2013 of $1.0 million, or $626 per Investing Partner Unit. Earnings were down $0.5 million, or 35 percent, from 2012 on lower oil and gas production. Natural gas production averaged 687 Mcf per day in 2013, down 42 percent from 2012 with declines on all of the Partnership’s properties. Oil production averaged 63 barrels of oil per day in 2013, down 16 percent from 2012. The Partnership experienced sharp declines at Ship Shoal 258/259 where gas production declined 66 percent from 2012. In August 2013, Matagorda Island 681/682 was shut-in as uneconomic and the field is expected to be plugged and abandoned in the coming year. The Partnership’s average realized gas price increased 35 percent from a year ago to $3.82 per Mcf while oil prices declined slightly from a year ago. During 2013, the Partnership’s cash outlays for oil and gas property additions were negligible as the Partnership did not participate in any new drilling or recompletion projects.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total approximately $0.2 million in 2014 for recompletion activity and approximately $1 million for plugging and abandonment costs. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to their development or abandonment plans.

Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2013, 45 of those prospects have been surrendered or sold. As of December 31, 2013, the Partnership had 26 producing wells on the Partnership’s four remaining developed fields. The Partnership had, at December 31, 2013, estimated proved oil and gas reserves of 4.3 Bcfe.

For a more in-depth discussion of the Partnership’s 2013 results and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K

Marketing

Apache, on behalf of the Partnership, seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. The oil contracts are generally thirty day evergreen contracts that renew automatically until cancelled by either party. These contracts provide for sales that are priced daily at prevailing market prices. The Partnership’s oil and condensate production during 2013 was purchased largely by Shell Trading Company and BP Products North America at market prices.

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

Future economic conditions in the U.S. and certain international markets may materially adversely impact the Partnership’s operating results.

The U.S. and other world economies continue to recover from a global financial crisis and recession that began in 2008. Growth has resumed but is modest and at an unsteady rate. The continuation of current global market conditions, uncertainty or further deterioration, including the economic instability in Europe and certain emerging markets, is likely to have significant long-term effects, including a future global economic growth rate that is slower than in the years leading up to the crisis, and more volatility may occur before any sustainable growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for the Partnership’s crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operations and our profitability.

Crude oil and natural gas prices are volatile, and a substantial reduction in these prices could adversely affect our results.

The Partnership’s revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2013 ranged from a high of $110.53 per barrel to a low of $86.68 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2013 ranged from a high of $4.46 per MMBtu to a low of $3.11 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond the Partnership’s control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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

A portion of our natural gas and oil production may be interrupted, limited, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities or interstate pipelines to transport our production, or we might voluntarily curtail production in response to market conditions. For example, from July 2010 until mid-2011, the Partnership’s production at South Timbalier 295 was shut-in as a result of a leak in a third-party pipeline, which significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities, and liquidity in 2011 and 2010. If a substantial amount of our production is interrupted at the same time or for an extended period of time, it could adversely affect our cash flow.

Weather and climate change may have a significant adverse impact on our revenues and productivity.

Demand for oil and natural gas are, to a significant degree, dependent on weather and climate, which impact the price we receive for the commodities we produce. In addition, our exploration and development activities and equipment can be adversely affected by severe weather, such as hurricanes in the Gulf of Mexico or freezing temperatures, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment. Our planning for normal climatic variation, insurance programs, and emergency recovery plans may inadequately mitigate the effects of such weather, and not all such effects can be predicted, eliminated, or insured against.

Oil and gas operations involve a high degree of operational risk, particularly risk of personal injury, damage, or loss of equipment, and environmental accidents.

The Partnership’s operations are subject to hazards and risks inherent in the drilling, production, and transportation of crude oil and natural gas, including:

•	well blowouts, explosions, and cratering;

•	pipeline or other facility ruptures and spills;

•	fires;

•	formations with abnormal pressures;

•	equipment malfunctions;

•	hurricanes which could affect our operations on- and offshore the Gulf Coast, and other natural disasters and weather conditions; and

•	surface spillage and water contamination from petroleum constituents, saltwater, or hydraulic fracturing chemical additives

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

The Partnership may not make any distributions to Investing Partners during the first half of 2014 as a result of the Partnership’s plan to build cash reserves to fund future asset retirement obligations (ARO) and planned capital expenditures in 2014. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover its undiscounted future ARO. If natural gas prices remain at or fall below current levels, the Partnership may not be able to make a distribution to Investing Partners during all of 2014. Declines in cash from operating activities may reduce funds available for capital expenditures.

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

As an owner or lessee of interests in oil and gas properties, the Partnership is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up and other remediation activities resulting from operations, subject the lessee to liability for pollution and other damages, limit or constrain operations in affected areas, and require suspension or cessation of operations in affected areas. Our efforts to limit our exposure to such liability and cost may prove inadequate and result in significant adverse effect on our results of operations. In addition, it is possible that the increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures. Such capital expenditures could adversely impact our cash flows and our financial condition.

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

Several proposals are before the U.S. Congress that, if implemented, would either prohibit the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to potential and physical impacts, including possible links to earthquakes. The Partnership may use fracturing techniques to expand the available space for natural gas to migrate toward the well-bore. It is typically done at substantial depths in very tight formations.

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

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, and as directed by the Secretary of the U.S. Department of Interior, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE), issued new guidelines and regulations regarding safety, environmental matters, drilling equipment, and decommissioning applicable to drilling in the Gulf of Mexico. These new regulations have imposed additional requirements with respect to development and production activities in the Gulf of Mexico and have delayed the approval of applications to drill in both deepwater and shallow-water areas.

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

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

The Partnership’s business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. The Managing Partner and the Partnership depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

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

As of December 31, 2013, the Partnership did not have any unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES

Acreage

Acreage is held by the Partnership pursuant to the terms of various leases on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The Partnership does not anticipate any difficulty in retaining any of its leases. A summary of the Partnership’s gross and net acreage as of December 31, 2013, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
North Padre Island 969, 976	TX	10,080	714
Matagorda Island 681, 682	TX	5,760	362

		40,981	2,777

At December 31, 2013, the Partnership did not have an interest in any undeveloped acreage.

Productive Oil and Gas Wells

The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2013, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	6	.38	—	—
South Timbalier 276, 295, 296	LA	1	.07	16	1.13
North Padre Island 969, 976	TX	3	.21	—	—
Matagorda Island 681, 682	TX	—	—	—	—

		10	.66	16	1.13

Net Wells Drilled

The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2013	—	—	—	—	—	—
2012	—	—	—	—	—	—
2011	—	—	—	.15	.07	.22

Production, Pricing and Lease Operating Cost Data

The following table provides, for each of the last three fiscal years, oil, natural gas liquids (NGLs), and gas production for the Partnership, average lease operating costs per Mcfe (including gathering and transportation expense) and average sales prices.

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2013
South Timbalier 295	22	2	37	$4.46	$107.79	$33.10	$4.30
Other fields	1	1	214	2.47	104.74	43.06	3.74

Total	23	3	251	$3.35	$107.69	$37.23	$3.82

2012
South Timbalier 295	26	3	41	$2.94	$108.90	$36.17	$3.36
Other fields	1	2	396	2.04	107.08	31.40	2.79

Total	27	5	437	$2.35	$108.83	$34.19	$2.84

2011
South Timbalier 295	19	3	35	$6.18	$109.99	$64.70	$3.77
Other fields	1	4	590	1.25	102.76	56.35	4.13

Total	20	7	625	$2.30	$109.55	$60.14	$4.11

At December 31, 2013, the South Timbalier 295 field contained approximately 90 percent of the Partnership’s proved reserved, expressed on an oil-equivalent-barrels basis.

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

As of December 31, 2013, the Partnership had total estimated proved reserves of 429,741 barrels of crude oil and condensate, 77,516 barrels of NGLs and 1.2 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 4.3 Bcf of gas. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.

The following table shows proved oil, NGL and gas reserves as of December 31, 2013, based on commodity average prices in effect on the first day of each month in 2013, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGL (Mbbls)	Gas (MMcf)
Proved developed	430	77	1,224
Proved undeveloped	—	—	—

Total proved	430	77	1,224

The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2013, 2012, and 2011, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in the Supplemental Oil and Gas Disclosures (Unaudited) in the 2013 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows as of December 31, 2013, 2012, and 2011 were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each month in the respective year, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the partnership owns approximately 100 percent at December 31, 2013, is filed as an exhibit to this Form 10-K.

The primarily technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mrs. Jennifer A. Fitzgerald, a Senior Vice President with Ryder Scott. Mrs. Fitzgerald has more than twelve years of industry experience and is a registered Professional Engineer in the State of Texas. She is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

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

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership’s interests are subject.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2013, there were 1,021.5 of the Partnership’s Units outstanding held by 891 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2013, 2012, or 2011.

As discussed in Item 7, an amendment to the Partnership Agreement in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2013, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per Unit amounts)
Total assets	$12,799	$12,218	$11,612	$10,992	$8,236

Partners’ capital	$10,426	$9,820	$8,859	$7,483	$6,086

Oil and gas sales	$3,556	$4,377	$5,195	$4,270	$4,311

Net income	$966	$1,489	$1,803	$1,555	$1,332

Net income allocated to:
Managing Partner	$326	$462	$552	$467	$447
Investing Partners	640	1,027	1,251	1,088	885

	$966	$1,489	$1,803	$1,555	$1,332

Net income per Investing Partner Unit	$626	$1,005	$1,225	$1,065	$867

Cash distributions per Investing Partner Unit	$–	$–	$–	$–	$–

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. During 2013, the Partnership benefited from relatively stable market prices for crude oil as its realized oil price averaged $107.69 per barrel, down one percent from 2012. The Partnership’s average realized price for natural gas increased 35 percent during 2013 as market prices rebounded from lows experienced in 2012. Prices in recent years have remained volatile and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years.

During 2013, the Partnership oil and gas production fell 16 percent and 42 percent, respectively from 2012 with declines on all of the Partnership’s properties. Gas production at Ship Shoal 258/258 declined 66 percent from 2012 primarily as a result of the Ship Shoal 259 #JA1 gas sales declining from 299 Mcf/day at the first of 2013 to 28 Mcf/day at the end of 2013.

The Partnership participates in development drilling and recompletion activities as recommended by the operators of the properties in which the Partnership owns an interest. During 2013, the Partnership’s had negligible cash outlays for oil and gas property additions as the partnership did not participate in any new drilling or recompletion projects during 2013.

With the pending abandonment of Matagorda Island 681/682 and significant declines in production at Ship Shoal 258/259, the Partnership did not make any distributions to the Investing Partners during 2013. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production and the level of drilling and recompletion activity in 2014 to determine whether there are sufficient funds to make a distribution to Investing Partners in 2014.

On September 30, 2013, Apache, the Partnership’s Managing Partner, closed on the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. The effective date of the sale was July 1, 2013.

As Managing Partner of the Partnership, Apache has an indirect ownership interest in the Partnership’s properties. In its individual capacity, Apache also owns a direct interest in certain Partnership properties. In connection with the sale to Fieldwood, Apache sold its direct interests in the Partnership’s properties, while retaining its indirect interests in those properties in its capacity as Managing Partner of the Partnership. Fieldwood now operates South Timbalier 295, Ship Shoal 258/259 and Matagorda 681/682. The North Padre Island 969/976 field, in which the Partnership owns an interest, continues to be operated by a third-party joint interest owner.

Results of Operations

This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2013, 2012, and 2011.

Net Income and Revenue

The Partnership reported net income of $1.0 million for 2013 compared to $1.5 million for 2012. Net income per Investing Partner Unit for 2013, of $626 was down from $1,005 per Unit in 2012. The decline in earnings and net income per Investing Partner Unit from 2012 reflected lower oil and gas production in 2013. The Partnership reported earnings of $1.8 million in 2011.

Total revenues in 2013 of $3.6 million decreased 19 percent from 2012 on lower oil and gas production. The Partnership’s total revenues in 2012 of $4.4 million decreased 16 percent from 2011 on lower gas prices and production.

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

The Partnership’s oil, gas and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Gas volume – Mcf per day	687	(42)%	1,194	(30)%	1,712
Average gas price – per Mcf	$3.82	35%	$2.84	(31)%	$4.11
Oil volume – barrels per day	63	(16)%	75	36%	55
Average oil price – per barrel	$107.69	(1)%	$108.83	(1)%	$109.55
NGL volume – barrels per day	10	(17)%	12	(37)%	19
Average NGL price – per barrel	$37.22	9%	$34.19	(43)%	$60.14

On August 29, 2013, Matagorda Island 681/682 was taken off production as being uneconomical. The field, which had sales of approximately 300 Mcf per day net to the Partnership during 2013, was producing at uneconomic rates despite attempts during the year to increase production. During 2013, Apache performed a workover on the Matagorda Island 681 JA-12 well to clean sand from the tubing and add additional perforations in an attempt to boost production. While production initially increased, the well did not maintain economic production levels. Also during 2013, Apache initiated a recompletion of the Matagorda Island 681 JA-3 well to produce from multiple zones, but ceased further work after concluding additional perforations would not likely result in an economic rate of production. With production falling below economical levels and limited remaining potential for development, the field was shut-in for future abandonment. The field is expected to be plugged and abandoned during the next twelve months.

Natural Gas Sales

2013 vs. 2012 The Partnership’s natural gas sales in 2013 which totaled $1.0 million, decreased 23 percent from a year ago on lower production. A 42 percent decrease in natural gas volumes in 2013 from the same period a year ago curtailed sales by $0.7 million. The Partnership’s gas production in 2013 was impacted by a 66 percent decline in production at Ship Shoal 258/259 and the shut-in of Matagorda Island 681/682 since August 2013 as the field was determined to be uneconomical. The Partnership’s average realized gas prices increased from $2.84 per Mcf in 2012 to $3.82 per Mcf in 2013, increasing sales by $0.4 million.

2012 vs. 2011 Natural gas sales in 2012 decreased 52 percent from 2011, dropping to $1.2 million in 2012. The Partnership’s average realized gas prices decreased from $4.11 per Mcf in 2011 to $2.84 per Mcf in 2012, reducing sales by $0.8 million. A 30 percent decrease in natural gas volumes during the 2012 curtailed sales by $0.5 million. The Partnership’s gas production in 2012 was impacted by the shut-in of North Padre Island 969/976 and Matagorda Island 681/682 for pipeline repairs during the second quarter of 2012, downtime for Hurricane Isaac during the third quarter of 2012, and natural depletion primarily at Matagorda Island 681/682 and North Padre Island 969/976 as these two fields approach the end of their economic lives.

Crude Oil Sales

2013 vs. 2012 The Partnership’s crude oil sales in 2013 totaled $2.5 million, down 17 percent from 2012. The Partnership’s crude oil volumes decreased to 63 barrels per day from 75 barrels per day during 2012 as a result of declining production at South Timbalier 295 in 2013. The Partnership’s average realized oil price in 2013 decreased one percent from 2012, dropping to $107.69 per barrel in 2013.

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

NGL Sales

The Partnership sold 10 barrels per day of natural gas liquids in 2013, down from 12 barrels per day in 2012. The decrease reflected lower processed volumes at Ship Shoal 258/259 and South Timbalier 295 in 2013. NGL prices in 2013 increased nine percent from 2012, rising to $37.22 per barrel for the year. The Partnership sold 12 barrels per day of natural gas liquids in 2012, down from 19 barrels per day in 2011. The decrease reflected lower processed volumes at Ship Shoal 258/259 and South Timbalier 295 in 2012. The lower average realized NGL price in 2012 reflected declining product prices with an abundant supply of liquid products in the United States.

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

Operating Expenses

2013 vs. 2012 The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent in 2013 while DD&A, expressed as a percentage of oil and gas sales, for 2012 was 21 percent. The dollar amount of DD&A expense in 2013 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2013. For 2013, and 2012, the Partnership recognized asset retirement obligation accretion of $107,568 and $122,101, respectively. Lease operating expenses (LOE) for 2013 was down 6 percent from the same period a year ago, decreasing to $1.3 million in 2013, reflecting lower workovers and repair costs in 2013. Gathering and transportation costs for the delivery of oil and gas decreased 17 percent from the same period in 2012 on lower gas volumes in 2013. Administrative expense for 2013 decreased three percent compared to the same period in 2012.

2012 vs. 2011 The Partnership’s DD&A rate, expressed as a percentage of oil and gas sales, was approximately 21 percent in 2012 while DD&A, expressed as a percentage of oil and gas sales, for 2011 was 20 percent. The dollar amount of DD&A expense in 2012 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2012. For 2012, and 2011, the Partnership recognized asset retirement obligation accretion of $122,101 and $132,120, respectively. The decline in accretion expense from a year ago reflected the decrease in the Partnership’s asset retirement obligation liability for plugging operations performed in 2011. LOE for 2012 was down 20 percent from the same period a year ago, decreasing to $1.3 million in 2012, reflecting lower workovers, repairs, and transportation costs for personnel and materials during 2012. Gathering and transportation costs for the delivery of oil and gas decreased four percent from the same period in 2011 on lower gas volumes in 2012. Administrative expense for 2012 decreased one percent compared to the same period in 2011.

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

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.6 million for 2013 and $2.3 million for 2012. Net cash provided by operating activities declined from 2012 as a result of the lower oil and gas production which negatively impacted the Partnership’s earnings in 2013.

At December 31, 2013, the Partnership had approximately $4.3 million in cash and cash equivalents, up from approximately $3.1 million at December 31, 2012. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production.

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

Approximately 88 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.

The Partnership may reduce capital expenditures or distributions to partners, or both, as cash from operating activities decline. In the event that future short-term operating cash requirements are greater than the Partnership’s financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership. The Partnership does not intend to incur debt from banks or other outside sources or solicit capital from existing Unit holders or in the open market.

On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2013, 2012, or 2011.

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2013. The Partnership did not have any contractual obligations as of December 31, 2013, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in this annual report on Form 10-K.

During 2013 and 2012, the Partnership had negligible cash outlays for oil and gas property additions as it did not participate in any new drilling or recompletion projects. During 2011, the Partnership’s oil and gas property additions totaled $3.2 million with $2.9 million of development cost and $0.3 million of additional asset retirement cost. The Partnership participated in drilling three wells at Ship Shoal 258/259 during 2011 with two wells being completed as producers and one being unsuccessful at finding commercial quantities of oil and gas. During 2011, the Partnership also participated in two recompletions at North Padre Island 969/976 and completed the installation of a new oil sales pipeline at South Timbalier 295. The Partnership settled ARO liabilities totaling $0.2 million in 2013, a negligible amount in 2012, and $0.6 million in 2011.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total approximately $0.2 million in 2014 for recompletion activity and approximately $1 million for plugging and abandonment costs. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to their development or abandonment plans.

With the pending abandonment of Matagorda Island 681/682 and significant declines in production at Ship Shoal 258/259, the Partnership did not make any distributions to the Investing Partners during 2013. No distributions were made to Investing Partners during 2012 as the Partnership built up cash reserves to fund future plugging and abandonment costs. The Partnership also made no distribution to Investing Partners during 2011 as a result of the large amount of capital expenditures funded by the Partnership during 2011 and due to the loss of revenue in 2011 from the shut-in of South Timbalier 295.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production and the level of drilling and recompletion activity in 2014 to determine whether there are sufficient funds to make a distribution to Investing Partners in 2014. In addition to the expected plugging and abandonment of Matagorda Island 681/682, the Partnership expects plugging operations in 2014 at North Padre Island 969/976 as the field has been break-even to uneconomic for the last two years.

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2013. The per-unit value was determined to be $15,412 based on the valuation date of December 31, 2012. A second right of presentment valuation was computed during October 2013 and the per-unit value was determined to be $15,622 based on a valuation date of June 30, 2013. The Partnership did not repurchase any Investing Partner Units (Units) during 2013 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2012 based on the valuation date of December 31, 2011, was $15,516 and the second per-unit right of presentment in 2012 was $15,932 based on a valuation date of June 30, 2012. The Partnership did not repurchase any Units during 2011. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

There will be two rights of presentment in 2014, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units.

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

Reserves as of December 31, 2013, 2012, and 2011, were calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each month in the respective year, held flat for the life of production, except where prices are defined by contractual arrangements.

The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.

The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants, independent petroleum engineers, utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner.

Asset Retirement Obligation (ARO)

The Partnership has obligations to remove tangible equipment and restore the land or seabed at the end of oil and gas production operations. These obligations may be significant in light of the Partnership’s limited operations and estimate of remaining reserves. The Partnership’s removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

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

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2013 or 2012.

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

The Partnership’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to the Partnership’s natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2013, monthly oil price realizations ranged from a low of $94.58 per barrel to a high of $113.73 per barrel. Gas price realizations ranged from a monthly low of $3.33 per Mcf to a monthly high of $4.58 per Mcf during the same period. Based on the Partnership’s average daily production for 2013, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $23,000 and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $25,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2013. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.

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

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2013, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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

ADDITIONAL INFORMATION ABOUT THE PARTNERSHIP

Remediation Plans and Procedures

The Partnership’s Managing Partner developed Oil Spill Response Plans for its Gulf of Mexico operations to ensure rapid and effective responses to spill events that may occur on Apache-operated properties as required by the Bureau of Safety and Environmental Enforcement (BSEE) 30 CFR 254.30. The Partnership does not operate any properties for itself or others. Periodically, drills are conducted by Apache to measure and maintain the effectiveness of its plan. These drills include the participation of spill response contractors, representatives of Clean Gulf Associates (CGA), and representatives of governmental agencies. In the event of a spill, CGA is the primary oil spill response association available to Apache. Apache has received approval for its plan from the Bureau of Ocean Energy Management (BOEM). Apache personnel review the plan biennially and update where necessary.

As part of our Oil Spill Response Plan, the Managing Partner is a member of CGA, a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico. CGA was created to provide a means of effectively staging response equipment and providing immediate spill response for its member companies’ operations in the Gulf of Mexico. In the event of a spill, this equipment, which is positioned at various staging points around the Gulf, is ready to be mobilized. In addition, CGA has contracted with Airborne Support Inc. to provide aircraft and dispersant capabilities for CGA member companies.

In the event that CGA resources are already being utilized, other resources are available to Apache. Apache is a member of Oil Spill Response Limited (OSRL), which entitles any Apache entity worldwide to access OSRL’s service. OSRL has access to resources from the Global Response Network, a collaboration of seven major oil industry funded spill response organizations worldwide. If necessary, OSRL’s resources may be, and have been, deployed to areas across the globe, such as the Gulf of Mexico. In addition, in February 2012, Apache became a member of Marine Spill Response Corporation (MSRC) and National Response Corporation (NRC), and their resources are available to Apache for its Gulf of Mexico operations. Furthermore, the spill response resources of other organizations are also available to Apache as a non-member, albeit at a higher cost. MSRC has an extensive inventory of oil spill response equipment, independent of and in addition to CGA’s equipment. MSRC has contracts in place with over 100 environmental contractors around the country, in addition to hundreds of other companies that provide support services during spill response. In the event of a spill, MSRC will activate these contractors as necessary to provide additional resources or support services requested by its customers. NRC owns a variety of equipment, currently including shallow water portable barges, boom, high capacity skimming systems, inland workboats, vacuum transfer units, and mobile communication centers. NRC has access to hundreds of offshore vessels and supply boats worldwide. The equipment and resources available to MSRC and NRC changes from time to time, and current information is generally available on each company’s website.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2013.

/s/ G. Steven Farris
Chairman, Chief Executive Officer and President (principal executive officer) of Apache Corporation, Managing Partner

/s/ Thomas P. Chambers
Senior Vice President, Finance (principal financial officer) of Apache Corporation, Managing Partner

/s/ Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner

Houston, Texas

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Apache Offshore Investment Partnership:

We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) as of December 31, 2013 and 2012, and the related consolidated statements of income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 28, 2014

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

	For the Year Ended December 31,
	2013	2012	2011
REVENUES:
Oil and gas sales	$3,555,970	$4,376,662	$5,195,487
Interest income	116	59	36

	3,556,086	4,376,721	5,195,523

EXPENSES:
Depreciation, depletion and amortization	727,861	897,763	1,053,964
Asset retirement obligation accretion	107,568	122,101	132,120
Lease operating expenses	1,256,031	1,334,687	1,661,778
Gathering and transportation costs	116,696	141,291	147,518
Administrative	382,000	392,000	397,000

	2,590,156	2,887,842	3,392,380

NET INCOME	$965,930	$1,488,879	$1,803,143

NET INCOME ALLOCATED TO:
Managing Partner	$326,207	$462,382	$551,769
Investing Partners	639,723	1,026,497	1,251,374

	$965,930	$1,488,879	$1,803,143

NET INCOME PER INVESTING PARTNER UNIT	$626	$1,005	$1,225

WEIGHTED AVERAGE INVESTING PARTNER
UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$965,930	$1,488,879	$1,803,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	727,861	897,763	1,053,964
Asset retirement obligation accretion	107,568	122,101	132,120
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	83,551	170,348	(26,315)
Increase (decrease) in receivable from/payable to Apache Corporation	(83,356)	(87,410)	99,448
Increase (decrease) in accrued operating expenses	28,183	(282,123)	296,686
Increase (decrease) in deferred credits and other	(248,843)	2,937	(635,930)

Net cash provided by operating activities	1,580,894	2,312,495	2,723,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(19,361)	(71,158)	(3,863,213)

Net cash used in investing activities	(19,361)	(71,158)	(3,863,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(360,104)	(526,942)	(427,409)

Net cash used in financing activities	(360,104)	(526,942)	(427,409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,201,429	1,714,395	(1,567,506)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,118,789	1,404,394	2,971,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,320,218	$3,118,789	$1,404,394

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,320,218	$3,118,789
Accrued revenues receivable	35,296	118,847
Receivable from Apache Corporation	8,335	—

	4,363,849	3,237,636

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,634,634	194,451,931
Less – Accumulated depreciation, depletion and amortization	(186,199,819)	(185,471,958)

	8,434,815	8,979,973

	$12,798,664	$12,217,609

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$75,021
Current asset retirement obligation	991,248	—
Accrued operating expenses	152,540	124,357
Accrued development costs	—	35,978

	1,143,788	235,356

ASSET RETIREMENT OBLIGATION	1,228,604	2,161,807

PARTNERS’ CAPITAL:
Managing Partner	408,908	442,805
Investing Partners (1,021.5 units outstanding)	10,017,364	9,377,641

	10,426,272	9,820,446

	$12,798,664	$12,217,609

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing	Investing
	Partner	Partners	Total
BALANCE, DECEMBER 31, 2010	$383,005	$7,099,770	$7,482,775
Distributions	(427,409)	—	(427,409)
Net income	551,769	1,251,374	1,803,143

BALANCE, DECEMBER 31, 2011	$507,365	$8,351,144	$8,858,509
Distributions	(526,942)	—	(526,942)
Net income	462,382	1,026,497	1,488,879

BALANCE, DECEMBER 31, 2012	$442,805	$9,377,641	$9,820,446
Distributions	(360,104)	—	(360,104)
Net income	326,207	639,723	965,930

BALANCE, DECEMBER 31, 2013	$408,908	$10,017,364	$10,426,272

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Nature of Operations

Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation (Apache or Managing Partner) as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas exploration, development and production operations. The Operating Partnership conducts the operations of the Investment Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and Operating Partnership. Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Investing Partner Units (Units) outstanding at December 31, 2013. The term “Partnership”, as used hereafter, refers to the Investment Partnership or the Operating Partnership, as the case may be.

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

Since inception, the Partnership has participated in 14 federal offshore lease sales in which 49 prospects were acquired (over the same period, 45 of those prospects have been surrendered/sold). The Partnership’s working interests in the four remaining venture prospects range from 6.29 percent to 7.08 percent. As of December 31, 2013, the Partnership held a remaining interest in eight tracts acquired through federal lease sales.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right of Presentment

In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The Partnership did not offer to purchase any Units from Investing Partners in 2013, 2012, or 2011 as a result of the limited amount of cash available for discretionary purposes.

The Partnership is not in a position to predict how many Units will be presented for repurchase during 2014; however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

Right of Presentment Valuation Date	Total Valuation Price	Valuation Price Per Unit
December 31, 2010	$15,237,383	$14,917
June 30, 2011	13,790,742	13,500
December 31, 2011	15,849,687	15,516
June 30, 2012	16,274,165	15,932
December 31, 2012	15,743,540	15,412
June 30, 2013	15,958,079	15,622

	2013	2012	2011
Investing Partner Units Outstanding:
Balance, beginning of year	1,021.5	1,021.5	1,021.5
Repurchase of Partnership Units	—	—	—

Balance, end of year	1,021.5	1,021.5	1,021.5

Capital Contributions

A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2013. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,021.5 Units at December 31, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP and the disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Partnership evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note10 - Supplemental Oil and Gas Disclosures) and assessing asset retirement obligations (see Note 8 – Asset Retirement Obligation).

Cash Equivalents

The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2013 and 2012, the Partnership had $4.3 million and $3.1 million, respectively, of cash and cash equivalents.

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

Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated income. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership has not recorded any write-downs of capitalized costs for the three years presented. See Note 10 - Supplemental Oil and Gas Disclosures included in this Form 10-K for a discussion on calculation of estimated future net cash flows.

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

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2013 and 2012, the Partnership did not have any liabilities for imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership’s proved gas reserves at December 31, 2013 and 2012.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. COMPENSATION TO AFFILIATES

Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

		Total Reimbursed by the Investing Partners for the Year Ended December 31,
		2013	2012	2011
		(In thousands)
a.	Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$306	$314	$318

b.	Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$1	$—	$61

Apache operated certain Partnership properties through September 30, 2013, at which time Fieldwood Energy LLC purchased Apache’s interest in South Timbalier 295, Ship Shoal 258/259 and Matagorda Island 681/682 and became operator of these properties. Billings to the Partnership were made on the same basis as to unaffiliated third parties or at prevailing industry rates.

4. OIL AND GAS PROPERTIES

The following tables contain direct cost information and changes in the Partnership’s oil and gas properties for each of the years ended December 31. All costs of oil and gas properties are currently being amortized.

	2013	2012	2011
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$194,452	$194,492	$191,277
Costs incurred during the year:
Development – Investing Partners	166	(44)	3,084
Managing Partner	17	4	131

Balance, end of year	$194,635	$194,452	$194,492

Development cost for 2013 and 2011 included $0.2 million and $0.3 million, respectively, of asset retirement cost. The Partnership’s 2012 asset retirement cost additions were negligible.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2010	$20,952	$162,568	$183,520
Provision	33	1,021	1,054

Balance, December 31, 2011	$20,985	$163,589	$184,574
Provision	27	871	898

Balance, December 31, 2012	$21,012	$164,460	$185,472
Provision	23	705	728

Balance, December 31, 2013	$21,035	$165,165	$186,200

The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2013, 2012, and 2011 was 20 percent, 21 percent and 20 percent, respectively.

5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION

Revenues received from major third party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third party customers individually accounted for ten percent or more of oil and gas sales.

Shell Trading Company accounted for 34 percent, 68 percent and 42 percent of the Partnership’s oil and gas sales for the year 2013, 2012 and 2011, respectively. BP Products North America accounted for 34 percent of the Partnership’s oil and gas sales for 2013.

Effective November 1992, with Apache’s and the Partnership’s acquisition of an additional net revenue interest in Matagorda Island Blocks 681 and 682, a wholly-owned subsidiary of Apache purchased from Shell Oil Company (Shell) a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The Partnership paid the Apache subsidiary transportation fees totaling $3,086 in 2013, $10,274 in 2012, and $26,553 in 2011 for the Partnership’s share of gas. The fees were at the same rates and terms as previously paid to Shell. Matagorda Island Blocks 681 and 682 have been shut-in since August 2013 and are expected to be plugged in the coming year.

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

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable -

As of December 31, 2013, and December 31, 2012, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the years ended December 31, 2013, and 2012.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2013 and 2012:

	2013	2012
Asset retirement obligation at beginning of year	$2,161,807	$2,035,649
Accretion expense	107,568	122,101
Liabilities settled	(212,865)	(33,041)
Revisions in estimated liabilities	163,342	37,098

Asset retirement obligation at end of year	$2,219,852	$2,161,807

Less current portion	(991,248)	—

Asset retirement obligation, long-term	$1,228,604	$2,161,807

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

Liabilities settled primarily relate to individual wells plugged and abandoned during the periods presented. The current portion of the ARO liability represents the retirement obligations expected to be incurred in the next twelve months.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. TAX-BASIS FINANCIAL INFORMATION

A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2013	2012	2011
Net partnership ordinary income (loss) for federal income tax reporting purposes	$1,396,047	$2,268,525	$(49,125)

Plus: Items of current expense for tax reporting purposes only – Intangible drilling cost	10,442	(82,453)	2,058,342
Dismantlement and abandonment cost	212,865	33,041	635,930
Tax depreciation	182,005	289,630	344,080

	405,312	240,218	3,038,352

Less: full cost DD&A expense	(727,861)	(897,763)	(1,053,964)
Less: asset retirement obligation accretion	(107,568)	(122,101)	(132,120)

Net income	$965,930	$1,488,879	$1,803,143

The Partnership’s tax bases in net oil and gas properties at December 31, 2013, and 2012 was $6,348,849 and $6,720,921, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2013, and 2012.

A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2013	2012
Liabilities for federal income tax purposes	$152,540	$235,356
Asset retirement liability	2,219,852	2,161,807

Liabilities under accounting principles generally accepted in the United States	$2,372,392	$2,397,163

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

(Oil in Mbbls and gas in MMcf)

	2013		2012		2011
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves
Beginning of year	497	1,331	513	2,094	561	2,354
Extensions, discoveries and other additions	—	—	—	—	4	354
Revisions of previous estimates	36	144	16	(326)	(25)	11
Production	(26)	(251)	(32)	(437)	(27)	(625)

End of year	507	1,224	497	1,331	513	2,094

Proved Developed

Beginning of year	497	1,331	513	1,989	561	2,249

End of year	507	1,224	497	1,331	513	1,989

Oil includes crude oil, condensate and natural gas liquids.

All the Partnership’s reserves are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

Approximately 88 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.

Future Net Cash Flows

Future cash inflows as of December 31, 2013, 2012, and 2011 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2013	2012	2011
	(In thousands)
Future cash inflows	$54,518	$54,044	$63,150
Future production costs	(9,563)	(11,058)	(9,578)
Future development costs	(5,139)	(5,020)	(5,344)

Net cash flows	39,816	37,966	48,228
10 percent annual discount rate	(20,530)	(18,467)	(22,296)

Discounted future net cash flows	$19,286	$19,499	$25,932

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Sales, net of production costs	$(2,183)	$(2,901)	$(3,386)
Net change in prices and production costs	280	(2,976)	7,264
Revisions of quantities	1,935	(1,241)	(780)
Discoveries and improved recoveries, net of cost	—	—	1,680
Accretion of discount	1,950	2,593	1,904
Changes in future development costs	(65)	177	341
Changes in production rates and other	(2,130)	(2,085)	(130)

	$(213)	$(6,433)	$6,893

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2013
Revenues	$1,021	$952	$877	$706	$3,556
Expenses	738	683	602	567	2,590

Net income	$283	$269	$275	$139	$966

Net income allocated to:
Managing Partner	$95	$91	$88	$52	$326
Investing Partners	188	178	187	87	640

	$283	$269	$275	$139	$966

Net income per Investing Partner Unit (1)	$184	$175	$183	$85	$626

2012
Revenues	$1,395	$914	$1,038	$1,030	$4,377
Expenses	804	640	746	698	2,888

Net income	$591	$274	$292	$332	$1,489

Net income allocated to:
Managing Partner	$168	$90	$99	$105	$462
Investing Partners	423	184	193	227	1,027

	$591	$274	$292	$332	$1,489

Net income per Investing Partner Unit (1)	$413	$180	$188	$188	$1,005

(1)	The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, included in this report, have been audited by Ernst & Young LLP, registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman and Chief Executive Officer (in his capacity as principal executive officer), and Thomas P. Chambers, the Managing Partner’s Senior Vice President, Finance (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2013, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 11, 2014, the Managing Partner appointed Alfonso Leon as executive vice president and chief financial officer of Apache effective as of February 13, 2014, and Thomas P. Chambers ceased service as the chief financial officer as of the close of business on that date, assuming the new position of Apache’s senior vice president, Finance. Continuing through March 1, 2014, Mr. Chambers will continue to perform the functions of Apache’s principal financial officer; Mr. Leon will assume the role of principal financial officer effective as of that date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2014 annual meeting of stockholders of Apache (the Apache Proxy Statement) is incorporated herein by reference.

Code of Business Conduct

Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers, and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct (Code of Conduct), and revised it in November 2013. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the “Governance” page of Apache’s website at www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within five business days and maintained for at least twelve months.

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

Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2013. Directors and officers of Apache own four Units, less than one percent of the Partnership’s Units, as of December 31, 2013. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.2 percent of the outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note (3), “Compensation to Apache” of the Partnership’s financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. See Note (5), “Major Customers and Related Parties Information” of the Partnership’s financial statements for amounts paid to subsidiaries of Apache, and for other related party information. The Partnership itself has no directors. Information concerning the directors of Apache set forth under the caption “Director Independence” in the Apache Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant fees and services paid to Ernst & Young LLP, the Partnership’s independent auditors, are included in amounts paid by the Partnership’s Managing Partner. Information on the Managing Partner’s principal accountant fees and services is set forth under the caption “Independent Public Accountants” in the Apache Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	(1)	Financial Statements – See accompanying index to financial statements in Item 8 above.

	(2)	Financial Statement Schedules – See accompanying index to financial statements in Item 8 above.

	(3)	Exhibits

		3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

		3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

		3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

		10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

		10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

		10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

		*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

		*31.1	Certification of Principal Executive Officer.

		*31.2	Certification of Principal Financial Officer.

		*32.1	Certification of Principal Executive Officer and Principal Financial Officer.

		*99.1	Report of Ryder Scott Company, L.P., Petroleum Consultants.

		99.2	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

		99.3	Proxy statement to be dated on or about April 3, 2014, relating to the 2014 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

	*101.INS		XBRL Instance Document.

	*101.SCH	XBRL Taxonomy Schema Document.

	*101.CAL	XBRL Calculation Linkbase Document.

	*101.DEF	XBRL Definition Linkbase Document.

	*101.LAB	XBRL Label Linkbase Document.

	*101.PRE	XBRL Presentation Linkbase Document.

* Filed herewith.

b.	See a (3) above.

c.	See a (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: February 28, 2014	/s/ G. Steven Farris
G. Steven Farris
Chairman of the Board, Chief Executive Officer, and President

POWER OF ATTORNEY

The officers and directors of Apache Corporation, Managing Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint G. Steven Farris, P. Anthony Lannie, Alfonso Leon, Thomas P. Chambers, and Rebecca A. Hoyt, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ G. Steven Farris	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 28, 2014
G. Steven Farris

/s/ Thomas P. Chambers	Senior Vice President, Finance (principal financial officer)	February 28, 2014
Thomas P. Chambers

/s/ Rebecca A. Hoyt	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 28, 2014
Rebecca A. Hoyt

Name	Title	Date

/s/ Randolph M. Ferlic	Director	February 28, 2014
Randolph M. Ferlic

/s/ Eugene C. Fiedorek	Director	February 28, 2014
Eugene C. Fiedorek

/s/ A. D. Frazier, Jr.	Director	February 28, 2014
A. D. Frazier, Jr.

/s/ Chansoo Joung	Director	February 28, 2014
Chansoo Joung

/s/ George D. Lawrence	Director	February 28, 2014
George D. Lawrence

/s/ John E. Lowe	Director	February 28, 2014
John E. Lowe

/s/ William C. Montgomery	Director	February 28, 2014
William C. Montgomery

/s/ Amy H. Nelson	Director	February 28, 2014
Amy H. Nelson

/s/ Rodman D. Patton	Director	February 28, 2014
Rodman D. Patton

/s/ Charles J. Pitman	Director	February 28, 2014
Charles J. Pitman