Form 10-Q
period 2014-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2014-05-09
CIK 727538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of March 31, 2014	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
REVENUES:
Oil and gas sales	$730,188	$1,021,490

	730,188	1,021,490

EXPENSES:
Depreciation, depletion and amortization	144,651	213,373
Asset retirement obligation accretion	32,568	31,718
Lease operating expenses	306,758	364,507
Gathering and transportation costs	21,470	30,318
Administrative	95,510	98,000

	600,957	737,916

NET INCOME	$129,231	$283,574

NET INCOME ALLOCATED TO:
Managing Partner	$53,410	$95,749
Investing Partners	75,821	187,825

	$129,231	$283,574

NET INCOME PER INVESTING PARTNER UNIT	$74	$184

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,231	$283,574
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	144,651	213,373
Asset retirement obligation accretion	32,568	31,718
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(431,713)	15,098
Increase (decrease) in receivable from/payable to Apache Corporation	27,044	(107,644)
Increase (decrease) in accrued operating expenses	148,233	(5,328)
Increase (decrease) in deferred credits and other	(84,817)	(153,504)

Net cash (used in) provided by operating activities	(34,803)	277,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	(337)

Net cash used in investing activities	—	(337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	9,147	—
Distributions to Managing Partner	—	(94,530)

Net cash provided by (used in) financing activities	9,147	(94,530)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,656)	182,420
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,320,218	3,118,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,294,562	$3,301,209

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,294,562	$4,320,218
Accrued revenues receivable	467,009	35,296
Receivable from Apache Corporation	—	8,335

	4,761,571	4,363,849

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,634,634	194,634,634
Less – Accumulated depreciation, depletion and amortization	(186,344,470)	(186,199,819)

	8,290,164	8,434,815

	$13,051,735	$12,798,664

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$18,709	$—
Current portion of asset retirement obligation	920,974	991,248
Accrued operating expenses	300,773	152,540

	1,240,456	1,143,788

ASSET RETIREMENT OBLIGATION	1,246,629	1,228,604

PARTNERS’ CAPITAL:
Managing Partner	471,465	408,908
Investing Partners (1,021.5 units outstanding)	10,093,185	10,017,364

	10,564,650	10,426,272

	$13,051,735	$12,798,664

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

These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and which contains a summary of the Partnership’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2014, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The receivable from/payable to Apache represents the net result of the Investing Partners’ revenue received and expenditure paid on behalf of the Partnership in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.

3.	RIGHT OF PRESENTMENT

As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2014. The per-unit value was determined to be $16,020 based on the valuation date of December 31, 2013. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2014 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2014 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.	ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2014:

Asset retirement obligation at December 31, 2013	$2,219,852
Accretion expense	32,568
Liabilities settled	(84,817)

Asset retirement obligation at March 31, 2014	2,167,603

Less current portion	(920,974)

Asset retirement obligation, long-term	$1,246,629

5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2014, and December 31, 2013, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2014, and 2013.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of March 31, 2014, and the period then ended, and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements as of December 31, 2013, and the year then ended, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

Results of Operations

Net Income and Revenue

The Partnership reported net income of $129,231 for the first quarter of 2014, down from $283,574 in the first quarter of 2013. Net income per Investing Partner Unit decreased to $74 per Unit in the first quarter of 2014, down from $184 per Unit in the first quarter of 2013. Lower oil and gas production in 2014 drove the decrease in earnings and net income per Investing Partner Unit from 2013. The lower production reflected Matagorda Island 681/682 being taken off production during the third quarter of 2013 as being uneconomical and significant declines in production at both Ship Shoal 258/259 and North Padre Island 969/976.

Total revenues decreased 29 percent from the first quarter of 2013 to the first quarter of 2014 on lower oil and gas volumes in the first quarter of 2014.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Gas volume – Mcf per day	331	1,026	(68)%
Average gas price – per Mcf	$4.61	$3.55	30%
Oil volume – barrels per day	61	65	(6)%
Average oil price – per barrel	$101.45	$112.22	(10)%
NGL volume – barrels per day	11	12	(8)%
Average NGL price – per barrel	$33.39	$33.59	(1)%

Oil and Gas Sales

Natural gas sales totaled $137,174 in the first quarter of 2014, decreasing $190,968 or 58 percent from the same period in 2013. Natural gas volumes on a per day basis declined 68 percent from the first quarter of 2013, decreasing sales by $288,531. The decline in the Partnership’s production from 2013 was largely attributable to the shut-in of Matagorda Island 681/682 (290 Mcf per day) in August 2013 as uneconomic and declines at Ship Shoal 258/259 (202 Mcf per day) and North Padre Island 969/976 (187 Mcf per day). The Partnership’s average realized natural gas price for the quarter increased $1.06 per Mcf, or 30 percent, from the first quarter of 2013, increasing sales by $97,563 from a year ago and partially offsetting the decline in gas production.

The Partnership’s crude oil sales for the first quarter of 2014 totaled $560,678 compared to $655,841 of crude oil sales in the first quarter of 2013. Primarily as a result of natural depletion at South Timbalier 295, crude oil volumes on a per day basis fell from 65 barrels per day in 2013 to 61 barrels per day in 2014, reducing sales by $32,223. The Partnership’s average realized price in the first quarter of 2014 decreased $10.77 per barrel, or 10 percent, from the first quarter of 2013.

During the first quarter of 2014, the Partnership sold 11 barrels per day of natural gas liquids, down from 12 barrels per day during the first quarter of 2013. The decrease reflected a reduction in processed volumes at Ship Shoal 258/259 and South Timbalier 295 from 2013.

Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather in the Gulf of Mexico, the Partnership’s production during the remainder of 2014 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent during the first quarter of 2014 and 21 percent during first quarter of 2013. The dollar amount of DD&A expense for first the quarter of 2014 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2014. The Partnership recognized $32,568 in asset retirement obligation accretion for the first quarter of 2014 compared to $31,718 for the first quarter of 2013.

Lease operating expenses (LOE) for the first quarter of 2014 of $306,758 decreased 16 percent from the first quarter of 2013 on lower workover and repair costs in 2014. LOE for the first quarter of 2013 included repairs on platforms at South Timbalier 295 and Ship Shoal 258/259, and a re-staging of a compressor at Ship Shoal 258/259.

In the first quarter of 2014, gathering and transportation costs for the delivery of oil and gas decreased 29 percent from the same period in 2013 on lower gas volumes. Administrative expense for 2014 decreased three percent for the three-month period ended March 31 compared to the same period in 2013.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which was a small net use of funds for the first three months of 2014 compared to a source of $0.3 million during the first three months of 2013. The $34,803 net use of cash by operating activities reflected the payment of $84,817 of abandonment cost during the period while the receipt of revenues were delayed during the transition of operations to Fieldwood Energy LLC (Fieldwood). It is anticipated that Fieldwood will be remitting revenue approximately two months after production while Apache paid oil proceeds during the month of production and generally remitted gas proceeds one month after production.

At March 31, 2014, the Partnership had approximately $4.3 million in cash and cash equivalents, down slightly from December 31, 2013. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation (ARO) liability. The Partnership also plans to reserve funds for recompletion work planned for the second half of 2014 and anticipated repairs which may disrupt the Partnership’s production.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2014. The Partnership did not have any contractual obligations as of March 31, 2014, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first three months of 2014 the Partnership had no outlays for capital expenditures as it did not commence any new drilling or recompletion projects during the period. The Partnership spent approximately $84,817 on abandonment cost at North Padre Island 969/976 during the first quarter of 2014. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.2 million for the remainder of 2014 as no new drilling projects are currently planned for 2014. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of declining oil and gas production and the need to maintain cash reserves for future asset retirement obligations, no distributions were made to Investing Partners during the first three months of 2014. The Partnership also made no distribution to Investing Partners during the first three months of 2013 as a result of the large amount of plugging costs funded in 2013.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. During the second half of 2014, the Partnership will review available cash balances and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the second half of 2014.

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2014. The per-unit value was determined to be $16,020 based on the valuation date of December 31, 2013. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2014 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2014 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2013 or the first three months of 2014.

The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2013, is incorporated by reference. Information about market risks for the current quarter is not materially different.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2013, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	terrorism or cyber-attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 – “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A – “Risk Factors,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere in our most recently filed Form 10-K.

All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman of the Board, Chief Executive Officer, and President (in his capacity as principal executive officer), and Alfonso Leon, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2014, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2013.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: May 9, 2014	/s/ Alfonso Leon
Alfonso Leon
Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: May 9, 2014	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner