Form 10-Q
period 2014-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2014-08-08
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of June 30, 2014	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
REVENUES:
Oil and gas sales	$740,574	$951,694	$1,470,762	$1,973,184
Interest income	35	28	35	28

	740,609	951,722	1,470,797	1,973,212

EXPENSES:
Depreciation, depletion and amortization	146,020	200,537	290,671	413,910
Asset retirement obligation accretion	31,801	31,786	64,369	63,504
Lease operating expenses	233,762	328,054	540,520	692,561
Gathering and transportation costs	27,405	24,457	48,875	54,775
Administrative	95,490	98,000	191,000	196,000

	534,478	682,834	1,135,435	1,420,750

NET INCOME	$206,131	$268,888	$335,362	$552,462

NET INCOME ALLOCATED TO:
Managing Partner	$68,933	$90,633	$122,343	$186,382
Investing Partners	137,198	178,255	213,019	366,080

	$206,131	$268,888	$335,362	$552,462

NET INCOME PER INVESTING PARTNER UNIT	$134	$175	$209	$358

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335,362	$552,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	290,671	413,910
Asset retirement obligation accretion	64,369	63,504
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(466,921)	20,148
Increase (decrease) in receivable from/payable to Apache Corporation	7,551	(95,318)
Increase (decrease) in accrued operating expenses	272,026	(11,226)
Increase (decrease) in deferred credits and other	(84,817)	(231,829)

Net cash provided by operating activities	418,241	711,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	(13,909)

Net cash used in investing activities	—	(13,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(90,615)	(187,491)

Net cash used in financing activities	(90,615)	(187,491)

NET INCREASE IN CASH AND CASH EQUIVALENTS	327,626	510,251
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,320,218	3,118,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,647,844	$3,629,040

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,647,844	$4,320,218
Accrued revenues receivable	502,217	35,296
Receivable from Apache Corporation	784	8,335

	5,150,845	4,363,849

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,634,634	194,634,634
Less – Accumulated depreciation, depletion and amortization	(186,490,490)	(186,199,819)

	8,144,144	8,434,815

	$13,294,989	$12,798,664

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current asset retirement obligation	$934,486	$991,248
Accrued operating expenses	424,566	152,540

	1,359,052	1,143,788

ASSET RETIREMENT OBLIGATION	1,264,918	1,228,604

PARTNERS’ CAPITAL:
Managing Partner	440,636	408,908
Investing Partners (1,021.5 units outstanding)	10,230,383	10,017,364

	10,671,019	10,426,272

	$13,294,989	$12,798,664

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2014, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

New Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Partnership is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

2.     RECEIVABLE FROM / PAYABLE TO APACHE CORPORATION

The receivable from/payable to Apache represents the net result of the Investing Partners’ revenue received and expenditures paid in the current month. Generally, cash in this amount will be paid by Apache to the Partnership or transferred to Apache in the month after the Partnership’s transactions are processed and the net results of operations are determined.

3.     RIGHT OF PRESENTMENT

As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2014. The per-unit value was determined to be $16,020 based on the valuation date of December 31, 2013. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2014, as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2013 was determined to be $15,412 based on the valuation date of December 31, 2012. The Partnership did not repurchase any Units during the first six months of 2013. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.     ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2014:

Asset retirement obligation at December 31, 2013	$2,219,852
Accretion expense	64,369
Liabilities settled	(84,817)

Asset retirement obligation at June 30, 2014	2,199,404
Less current portion	(934,486)

Asset retirement obligation, long-term	$1,264,918

5.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2014, and December 31, 2013, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2014, and 2013.

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

Financial Overview

The Partnership reported net income of $206,131 for the second quarter of 2014, down from $268,888 in the second quarter of 2013. Net income per Investing Partner Unit decreased to $134 per Unit in the second quarter of 2014, down from $175 per Unit in the second quarter of 2013. Lower oil and gas production in 2014 contributed to the decrease in earnings and net income per Investing Partner Unit from 2013. The lower production reflected Matagorda Island 681/682 being taken off production during the third quarter of 2013 as being uneconomical and significant production declines at Ship Shoal 258/259.

Net income for the six months ending June 30, 2014, totaled $335,362 compared to $552,462 for the six months ending June 30, 2013. Net income per Investing Partner Unit of $209 in the six-month period ending June 30, 2014 was down from $358 per Unit in the first six months of 2013. The decline in earnings and net income per Investing Partner Unit from 2013 reflected lower oil and gas production in 2014.

Results of Operations

Total revenues decreased 22 percent from the second quarter of 2013 to the second quarter of 2014 and year-to-date revenues in 2014 decreased 25 percent from the first six months of 2013 on lower oil and gas production.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Gas volume – Mcf per day	254	755	(66)%	292	890	(67)%
Average gas price – per Mcf	$6.06	$4.34	40%	$5.24	$3.89	35%
Oil volume – barrels per day	55	64	(14)%	58	64	(9)%
Average oil price – per barrel	$113.25	$107.46	5%	$107.08	$109.85	(3)%
NGL volume – barrels per day	7	7	—%	9	10	(10)%
Average NGL price – per barrel	$47.60	$45.27	5%	$38.94	$37.72	3%

Oil and Gas Sales

Natural gas sales totaled $139,996 in the second quarter of 2014, decreasing $158,344 or 53 percent from the same period in 2013. Natural gas volumes declined 66 percent from the second quarter of 2013, decreasing sales by $276,067. The decline in the Partnership’s production from 2013 was attributable to the shut-in of Matagorda Island 681/682 (381 Mcf per day) and declines at Ship Shoal 258/259. Matagorda Island 681/682 ceased production in August 2013 and is awaiting plugging operations. The Partnership’s average realized natural gas price for the quarter increased $1.72 per Mcf, or 40 percent, from the second quarter of 2013, increasing sales by $117,723 from a year ago.

The Partnership’s crude oil sales for the second quarter of 2014 totaled $570,991 compared to $625,739 of crude oil sales in the second quarter of 2013. Crude oil volumes on a per day basis fell from 64 barrels per day in 2013 to 55 barrels per day in 2014, reducing sales by $88,446. The decrease in volumes in 2014 was attributable to natural depletion at South Timbalier 295. The Partnership’s average realized price in the second quarter of 2014 increased $5.79 per barrel from the second quarter of 2013.

During the second quarter of 2014, the Partnership sold 7 barrels per day of natural gas liquids, flat with the second quarter of 2013. The Partnership’s average NGL price for the current quarter increased five percent from a year ago to $47.60 per barrel.

Natural gas sales for the first six months of 2014 decreased 56 percent from a year ago, dropping to $277,169 in the current period from $626,482 during the first six months of 2013. A 67 percent decrease in natural gas volumes during the first six months of 2014 from the same period a year ago reduced sales by $566,675. The Partnership’s decline in gas production in 2014 was primarily impacted by the shut-in of Matagorda Island 681/682 (336 Mcf per day) and declines in production at Ship Shoal 258/259 (164 Mcf per day) and North Padre Island 969/976 (110 Mcf per day). The Partnership’s average realized gas prices increased from $3.89 per Mcf in the first six months of 2013 to $5.24 per Mcf in 2014, increasing sales by $217,362.

Crude oil sales for the six months of 2014 totaled $1.1 million, down 12 percent from the same period in 2013. The Partnership’s crude oil volumes decreased from 64 barrels per day during the first six months of 2013 to 58 barrels per day during the same period of 2014 as a result of natural depletion impacting production at South Timbalier 295. The Partnership’s average realized oil price for the first six months of 2014 decreased three percent from the first six months of 2013, dropping to $107.08 per barrel in 2014.

The Partnership sold 9 barrels per day of natural gas liquids in the first six months of 2014, down from 10 barrels per day in the first six months of 2013. The decrease reflected lower processed volumes at Ship Shoal 258/259 in 2014. NGL prices for the first six months increased three percent from a year ago, rising to $38.94 per barrel.

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

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent for the second quarter of 2014 and 21 percent for the second quarter of 2013. DD&A, expressed as a percentage of oil and gas sales, for the first six months of 2014 and 2013 was 20 percent and 21 percent, respectively. The dollar amount of DD&A expense for the first six months of 2014 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2014.

The Partnership recognized $31,801 in asset retirement obligation accretion for the second quarter of 2014 compared to $31,786 for the second quarter of 2013. For the six months ending June 30, 2014, and 2013, the Partnership recognized asset retirement obligation accretion of $64,369 and $63,504, respectively.

Lease operating expenses (LOE) for the second quarter of 2014 of $233,762 decreased 29 percent from the second quarter of 2013 on lower repair costs and the reduced cost resulting from shutting-in Matagorda Island 681/682. LOE for the first six months of 2014 was down 22 percent from the same period a year ago, decreasing to $540,520 in the first six months of 2014. The decline in costs for the first six months reflected lower repair and workover costs in 2014, and lower costs on the shut-in of Matagorda Island 681/682. LOE for the first six months of 2013 included repair costs on platforms at South Timbalier 295 and Ship Shoal 258/259, and costs to re-stage a compressor at Ship Shoal 258/259.

In the second quarter of 2014, gathering and transportation costs for the delivery of oil and gas totaled $27,405. Gathering and transportation costs during the first six months of 2014 of $48,875 decreased 11 percent from the same period in 2013. The year-to-date decrease was the result of lower oil and gas volumes from a year ago.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.4 million for the first six months of 2014, down from $0.7 million in the comparable period in 2013 as a result of lower oil and gas production which negatively impacted the Partnership’s 2014 earnings.

At June 30, 2014, the Partnership had approximately $4.6 million in cash and cash equivalents, up from approximately $4.3 million at December 31, 2013. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for anticipated repairs which may disrupt the Partnership’s production.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2014. The Partnership did not have any contractual obligations as of June 30, 2014, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first six months of 2014 the Partnership had no outlays for capital expenditures for additions to oil and gas properties as it did not commence any new drilling or recompletion projects during the period. The Partnership’s cash outlays for capital expenditures during the first six months of 2013 were also minimal as the Partnership did not participate in any new drilling or recompletion projects in 2013. During the first six months of 2014, the Partnership spent $84,817 on abandonment costs at North Padre Island 969/976. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.2 million during the remainder of 2014 as no new drilling projects are currently planned for 2014. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of declining oil and gas production during the first six months of 2014 and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first six months of 2014. The Partnership also made no distribution to Investing Partners during the first six months of 2013 as a result of the large amount of plugging costs funded by the Partnership during 2013.

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

As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2014. The per-unit value was determined to be $16,020 based on the valuation date of December 31, 2013. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2014, as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2013 was determined to be $15,412 based on the valuation date of December 31, 2012. The Partnership did not repurchase any Units during the first six months of 2013. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first six months of 2014 or 2013.

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

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman of the Board, Chief Executive Officer and President (in his capacity as principal executive officer), and Alfonso Leon, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the six months ended June 30, 2014, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2013.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: August 8, 2014	/s/ Alfonso Leon
Alfonso Leon
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated: August 8, 2014	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner