Form 10-Q
period 2014-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2014-11-06
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of September 30, 2014	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
REVENUES:
Oil and gas sales	$807,361	$876,321	$2,278,123	$2,849,505
Interest income	9	46	44	74

	807,370	876,367	2,278,167	2,849,579

EXPENSES:
Depreciation, depletion and amortization	161,331	178,827	452,002	592,737
Asset retirement obligation accretion	29,413	27,205	93,782	90,709
Lease operating expenses	228,287	278,193	768,807	970,754
Gathering and transportation costs	28,406	26,964	77,281	81,739
Administrative	93,500	90,500	284,500	286,500

	540,937	601,689	1,676,372	2,022,439

NET INCOME	$266,433	$274,678	$601,795	$827,140

NET INCOME ALLOCATED TO:
Managing Partner	$83,339	$87,683	$205,682	$274,065
Investing Partners	183,094	186,995	396,113	553,075

	$266,433	$274,678	$601,795	$827,140

NET INCOME PER INVESTING PARTNER UNIT	$179	$183	$388	$541

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$601,795	$827,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	452,002	592,737
Asset retirement obligation accretion	93,782	90,709
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(477,178)	76,872
Increase (decrease) in receivable from/payable to Apache Corporation	(240)	(73,764)
Increase (decrease) in accrued operating expenses	367,779	929
Increase (decrease) in deferred credits and other	(163,594)	(236,073)

Net cash provided by operating activities	874,346	1,278,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(158)	(14,320)

Net cash used in investing activities	(158)	(14,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(191,247)	(296,953)

Net cash used in financing activities	(191,247)	(296,953)

NET INCREASE IN CASH AND CASH EQUIVALENTS	682,941	967,277

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,320,218	3,118,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,003,159	$4,086,066

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,003,159	$4,320,218
Accrued revenues receivable	512,474	35,296
Receivable from Apache Corporation	8,575	8,335

	5,524,208	4,363,849

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,649,888	194,634,634
Less – Accumulated depreciation, depletion and amortization	(186,651,821)	(186,199,819)

	7,998,067	8,434,815

	$13,522,275	$12,798,664

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Current asset retirement obligation	$866,564	$991,248
Accrued operating expenses	520,319	152,540
Accrued development costs	15,096	—

	1,401,979	1,143,788

ASSET RETIREMENT OBLIGATION	1,283,476	1,228,604

PARTNERS’ CAPITAL:
Managing Partner	423,343	408,908
Investing Partners (1,021.5 units outstanding)	10,413,477	10,017,364

	10,836,820	10,426,272

	$13,522,275	$12,798,664

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

These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2014, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, which requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Partnership does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

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

As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2014. The per-unit value was determined to be $16,020 based on the valuation date of December 31, 2013. A second right of presentment valuation was computed during October 2014 and the per-unit value was determined to be $16,260 based on a valuation date of June 30, 2014. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2014, and is not expected to purchase any Units in the fourth quarter of 2014. The per-unit right of presentment value computed during the first quarter of 2013 was determined to be $15,412 based on the valuation date of December 31, 2012, and the second per-unit right of presentment in 2013 was $15,622 based on a valuation date of June 30, 2013. The Partnership did not repurchase any Units during the first nine months of 2013. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.	ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2014:

Asset retirement obligation at December 31, 2013	$2,219,852
Accretion expense	93,782
Liabilities settled	(163,594)

Asset retirement obligation at September 30, 2014	2,150,040
Less current portion	(866,564)

Asset retirement obligation, long-term	$1,283,476

5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2014, and December 31, 2013, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2014, and 2013.

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

Financial Overview

The Partnership reported net income of $266,433 for the third quarter of 2014, down from $274,678 in the third quarter of 2013. Net income per Investing Partner Unit decreased to $179 per Unit in the third quarter of 2014, down from $183 per Unit in the third quarter of 2013. Lower gas production and oil prices in 2014 contributed to the decrease in earnings and net income per Investing Partner Unit from 2013. The lower gas production resulted from Matagorda Island 681/682 being taken off production during the third quarter of 2013 and North Padre Island 969/976 coming off production in June 2014, as they were no longer economical at current prices.

Net income for the nine months ending September 30, 2014, totaled $601,795 compared to $827,140 for the nine months ending September 30, 2013. Net income per Investing Partner Unit of $388 in the nine-month period ending September 30, 2014 was down from $541 per Unit in the first nine months of 2013. The decline in earnings and net income per Investing Partner Unit from 2013 reflected lower oil and gas production and oil prices in 2014.

Results of Operations

Total revenues decreased 8 percent from the third quarter of 2013 to the third quarter of 2014 on lower gas production and oil prices, while year-to-date revenues in 2014 decreased 20 percent from the first nine months of 2013 on lower oil and gas production and oil prices.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Gas volume – Mcf per day	243	561	(57)%	276	779	(65)%
Average gas price – per Mcf	$4.14	$3.71	12%	$4.91	$3.85	28%
Oil volume – barrels per day	71	63	13%	63	64	(2)%
Average oil price – per barrel	$104.28	$111.63	(7)%	$106.01	$110.44	(4)%
NGL volume – barrels per day	8	11	(27)%	9	10	(10)%
Average NGL price – per barrel	$45.01	$35.53	27%	$40.90	$36.93	11%

Oil and Gas Sales

Natural gas sales in the third quarter of 2014 totaled $92,709 or slightly less than half the amount realized in 2013. Natural gas volumes declined 57 percent from the third quarter of 2013, decreasing sales by $120,861. The decline in the Partnership’s production from 2013 was attributable to the shut-in of Matagorda Island 681/682 and North Padre Island 969/976, and declines at Ship Shoal 258/259. Matagorda Island 681/682 ceased production in August 2013, while North Padre Island 969/976 was taken off production in June 2014. Both fields were uneconomic to produce and are waiting plugging and abandonment. The Partnership’s average realized natural gas price for the quarter increased $0.43 per Mcf, or 12 percent, from the third quarter of 2013, increasing sales by $22,122 from a year ago.

The Partnership’s crude oil sales for the third quarter of 2014 totaled $680,467 compared to $649,948 of crude oil sales in the third quarter of 2013. Crude oil volumes on a per day basis increased from 63 barrels per day in 2013 to 71 barrels per day in 2014, increasing sales by $73,286. The increase in volumes in 2014 was attributable to a recompletion of the South Timbalier 295 #B-5 well. The Partnership’s average realized price in the third quarter of 2014 decreased $7.35 per barrel from the third quarter of 2013.

During the third quarter of 2014, the Partnership sold 8 barrels per day of natural gas liquids, down 27 percent from the third quarter of 2013. The Partnership’s average NGL price for the current quarter increased 27 percent from a year ago to $45.01 per barrel.

Natural gas sales for the first nine months of 2014 decreased 55 percent from a year ago, dropping to $369,879 in the current period from $817,930 during the first nine months of 2013. A 503 Mcf per day, or 65 percent decrease in natural gas volumes during the first nine months of 2014 from the same period a year ago reduced sales by $674,325. The Partnership’s decline in gas production in 2014 reflected the shut-in of Matagorda Island 681/682 (288 Mcf per day), declines in production at Ship Shoal 258/259
(124 Mcf per day) and declines at North Padre Island 969/976 (114 Mcf per day). The Partnership’s average realized gas prices increased from $3.85 per Mcf in the first nine months of 2013 to $4.91 per Mcf in 2014, increasing sales by $226,274.

Crude oil sales for the nine months of 2014 totaled $1.8 million, down six percent from the same period in 2013. The Partnership’s crude oil volumes decreased from 64 barrels per day during the first nine months of 2013 to 63 barrels per day during the same period of 2014 as a result of natural depletion which was partially offset by the recompletion of the South Timbalier
295 #B-5 well. The Partnership’s average realized oil price for the first nine months of 2014 decreased four percent from the first nine months of 2013, dropping to $106.01 per barrel in 2014.

The Partnership sold 9 barrels per day of natural gas liquids in the first nine months of 2014, down from 10 barrels per day in the first nine months of 2013. The decrease reflected lower processed volumes at Ship Shoal 258/259 in 2014. NGL prices for the first nine months increased 11 percent from a year ago, rising to $40.90 per barrel.

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

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent for each of the third quarter of 2014 and the third quarter of 2013. DD&A, expressed as a percentage of oil and gas sales, for the first nine months of 2014 and 2013 was 20 percent and 21 percent, respectively. The dollar amount of DD&A expense for the first nine months of 2014 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2014.

The Partnership recognized $29,413 in asset retirement obligation accretion for the third quarter of 2014 compared to $27,205 for the third quarter of 2013. For the nine months ending September 30, 2014, and 2013, the Partnership recognized asset retirement obligation accretion of $93,782 and $90,709, respectively.

Lease operating expenses (LOE) for the third quarter of 2014 of $228,287 decreased 18 percent from the third quarter of 2013 on lower repair costs and the reduced cost resulting from shutting-in Matagorda Island 681/682. LOE for the first nine months of 2014 was down 21 percent from the same period a year ago, decreasing to $768,807 in the first nine months of 2014. The decline in costs for the first nine months reflected lower repair and workover costs in 2014, and lower costs on the shut-in of Matagorda Island 681/682. LOE for the first nine months of 2013 included repair costs on platforms at South Timbalier 295 and Ship Shoal 258/259, and costs to re-stage a compressor at Ship Shoal 258/259.

In the third quarter of 2014, gathering and transportation costs for the delivery of oil and gas totaled $28,406. Gathering and transportation costs during the first nine months of 2014 of $77,281 decreased five percent from the same period in 2013 as a result of lower oil and gas volumes in 2014.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.9 million for the first nine months of 2014, down from $1.3 million in the comparable period in 2013 as a result of lower gas production and oil prices which negatively impacted the Partnership’s 2014 earnings.

At September 30, 2014, the Partnership had approximately $5.0 million in cash and cash equivalents, up from approximately $4.3 million at December 31, 2013. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2014. The Partnership did not have any contractual obligations as of September 30, 2014, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first nine months of 2014 the Partnership had capital expenditures $15,254 for additions to oil and gas properties as it participated in a recompletion project on the South Timbalier 295 #B-5 well during the period. Of the $15,254 of capital additions for 2014, $158 was paid during the third quarter and $15,096 was accrued for payment in the fourth quarter of 2014. The Partnership’s cash outlays for capital expenditures during the first nine months of 2013 were minimal as the Partnership did not participate in any new drilling or recompletion projects in 2013. During the first nine months of 2014, the Partnership spent $163,594 on abandonment costs at North Padre Island 969/976 and Matagorda Island 681/682. During the first nine months of 2013, the Partnership spent $236,073 on abandonment projects. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.1 million during the remainder of 2014 as no new drilling projects are currently planned for 2014. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of declining oil and gas production during the first nine months of 2014 and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first nine months of 2014. The Partnership also made no distribution to Investing Partners during the first nine months of 2013 as a result of the large amount of plugging costs funded by the Partnership during 2013.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the first half of 2015.

As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2014. The per-unit value was determined to be $16,020 based on the valuation date of December 31, 2013. A second right of presentment valuation was computed during October 2014 and the per-unit value was determined to be $16,260 based on a valuation date of June 30, 2014. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2014, and is not expected to purchase any Units in the fourth quarter of 2014. The per-unit right of presentment value computed during the first quarter of 2013 was determined to be $15,412 based on the valuation date of December 31, 2012, and the second per-unit right of presentment in 2013 was $15,622 based on a valuation date of June 30, 2013. The Partnership did not repurchase any Units during the first nine months of 2013. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first nine months of 2014 or 2013.

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Managing Partner’s Chairman of the Board, Chief Executive Officer and President (in his capacity as principal executive officer), and P. Anthony Lannie, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on
Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the nine months ended September 30, 2014, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2013.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: November 6, 2014	/s/ P. Anthony Lannie
P. Anthony Lannie
Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: November 6, 2014	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner