Form 10-K
period 2014-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2015-02-27
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2014	$15,746,223

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Apache Corporation’s proxy statement relating to its 2015 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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

The Investment Partnership does not maintain its own website. However, copies of this Form 10-K and the Partnership’s periodic filings with the Securities and Exchange Commission (SEC) can be found on the Managing Partner’s website at www.apachecorp.com/Offshore_Investment_Partnership. The Investment Partnership will also provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Investment Partnership’s annual reports on Form 10-K and quarterly reports on Form 10-Q are the certifications of the Managing Partners’ principal executive officer and principal financial officer that are required by applicable laws and regulations. Any requests to the Partnership for copies of documents filed with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: Investor Relations, or by telephone at 1-281-302-2286. The Partnership’s reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2014, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. Except for an additional interest acquired in Matagorda Island Block 681 and 682 in 1992, the Partnership acquired its oil and gas interests through the purchase of 85 percent of the working interests held by Apache as a participant in a venture (the Venture) with Shell Oil Company (Shell) and certain other companies. The Venture acquired substantially all of its oil and gas properties through bidding for leases offered by the federal government, and relied on Shell’s knowledge and expertise in determining bidding strategies and development of the properties. The Partnership owns working interests ranging from 6.29 percent to 7.08 percent in the Venture’s properties.

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

Apache, as Managing Partner, manages the Partnership’s business activities. Apache uses a portion of its staff and facilities for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative and overhead costs properly allocable to the Partnership.

2014 Results and Business Development

The Partnership reported net income in 2014 of $0.8 million, or $530 per Investing Partner Unit. Earnings were down $0.2 million, or 16 percent, from 2013 on lower gas production and oil prices. Natural gas production averaged 262 Mcf per day in 2014, down 62 percent from 2013 with declines on most of the Partnership’s properties. The Partnership experienced a 70 percent decline in gas production at North Padre Island 969/976 with seven months of downtime for repairs and a 60 percent drop in production at Ship Shoal 258/259 as a result of downtime for pipeline repairs and natural depletion. Oil production averaged 64 barrels of oil per day in 2014, up two percent from 2013. The Partnership’s average realized gas price increased 32 percent from a year ago to $5.03 per Mcf while oil prices declined seven percent from a year ago. During 2014, the Partnership’s cash outlays for oil and gas property additions were less than $0.1 million as the Partnership did not participate in any new drilling projects and participated in only one recompletion.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total approximately $0.1 million in 2015 for recompletion activity and approximately $0.3 million for plugging and abandonment costs. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to their development or abandonment plans.

Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2014, 45 of those prospects have been surrendered or sold. As of December 31, 2014, the Partnership had 28 productive wells on the Partnership’s four remaining developed fields. The Partnership had, at December 31, 2014, estimated proved oil and gas reserves of 4.3 Bcfe.

For a more in-depth discussion of the Partnership’s 2014 results and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K

Marketing

The Partnership is currently marketing its oil and gas production under the joint operating agreements with the operators of its properties. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. These contracts provide for sales that are priced at prevailing market prices. The Partnership’s oil and gas production during 2014 was remitted largely by Fieldwood Energy.

Through the operator, the Partnership’s natural gas is sold primarily to Local Distribution Companies (LDCs), utilities, end-users, and integrated major oil companies. Most of the Partnership’s natural gas is sold on a monthly basis at either monthly or daily market prices. The Partnership’s oil is generally sold under thirty day evergreen contracts that renew automatically until cancelled by either party. The Partnership believes that the sales prices it receives for oil and natural gas sales are market prices.

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

Crude oil and natural gas price volatility, including the recent decline in prices for oil and natural gas, could adversely affect our operating results.

The Partnership’s revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2014 ranged from a high of $107.26 per barrel to a low of $53.27 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2014 ranged from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond the Partnership’s control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which have declined significantly since June 2014. Lower crude oil and natural gas prices for an extended period may have the following effects on our business:

•	limiting our financial condition, liquidity, and/or ability to fund planned capital expenditures and operations;

•	reducing the amount of crude oil and natural gas that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income and cash flows; or

•	a reduction in the carrying and market value of our crude oil and natural gas properties.

Our ability to sell natural gas or oil and/or receive market prices for our natural gas or oil may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.

A portion of our natural gas and oil production may be interrupted, limited, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities or interstate pipelines to transport our production, or we might voluntarily curtail production in response to market conditions. For example, from July 2010 until mid-2011, the Partnership’s production at South Timbalier 295 was shut-in as a result of a leak in a third-party pipeline, which significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities, and liquidity in 2011 and 2010. Similarly, the Partnership experienced extended downtime in 2014 for platform repairs at North Padre Island 969/976 and pipeline repairs at Ship Shoal 258/259 which reduced current year revenues, earnings and cash flow. If a substantial amount of our production is interrupted at the same time or for an extended period of time, it could adversely affect our cash flow.

Future economic conditions in the U.S. and certain international markets may materially adversely impact the Partnership’s operating results.

Current global market conditions, and uncertainty, including the economic instability in Europe and certain emerging markets, are likely to have significant long-term effects. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for the Partnership’s crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operations and our profitability.

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

The Partnership did not make any distributions to Investing Partners during 2014 as a result of the Partnership building cash reserves to fund future asset retirement obligations (ARO). The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover its undiscounted future ARO. If oil and natural gas prices remain at or fall below levels at the end of 2014, the Partnership may not be able to make a distribution to Investing Partners during 2015. Declines in cash from operating activities may reduce funds available for capital expenditures.

We are exposed to counterparty credit risk as a result of our receivables.

The Partnership is exposed to risk of financial loss from trade, joint venture and other receivables. The Partnership currently sells its crude oil, natural gas, and NGLs through the properties’ operators under the joint venture operating agreement. Some of the joint venture partners that act as operators or their oil and gas purchasers may experience liquidity problems and may not be able to meet their financial obligations. Nonperformance by a trade creditor or joint venture partner could result in significant financial losses.

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

As an owner or lessee of interests in oil and gas properties, the Partnership is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up and other remediation activities resulting from operations, subject the lessee to liability for pollution and other damages, limit or constrain operations in affected areas, and require suspension or cessation of operations in affected areas. The Partnership’s efforts to limit its exposure to such liability and the operator of the properties ability to comply with applicable laws and regulations may prove inadequate and result in significant adverse effect on our results of operations. In addition, it is possible that the increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures. Such capital expenditures could adversely impact our cash flows and our financial condition.

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

Several proposals are before the U.S. Congress that, if implemented, would either prohibit the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible links to earthquakes. The Partnership may use fracturing techniques to expand the available space for natural gas to migrate toward the well-bore. It is typically done at substantial depths in very tight formations.

Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions in the U.S.

The enactment of new or stricter laws and regulations and other related developments in the Gulf of Mexico as well as other locations following the Deepwater Horizon incident could adversely affect the Partnership’s business.

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

The Partnership’s business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. The Partnership, its Managing Partner and joint venture operators depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, communicate with third party partners, and conduct many of our activities. Unauthorized access to our digital technology could lead to operational disruption, data corruption, or exposure to communication interruption, loss of intellectual property, loss of confidential and fiduciary data, loss or corruption of reserves or other proprietary information. Also, digital technologies control nearly all of the oil and gas distribution and refining systems in the United States, which are necessary to transport and market our production. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

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

As of December 31, 2014, the Partnership did not have any unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES

Acreage

Acreage is held by the Partnership pursuant to the terms of various leases on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The Partnership does not anticipate any difficulty in retaining any of its leases. A summary of the Partnership’s gross and net acreage as of December 31, 2014, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres

Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
North Padre Island 969, 976	TX	10,080	714
Matagorda Island 681, 682	TX	5,760	362

		40,981	2,777

At December 31, 2014, the Partnership did not have an interest in any undeveloped acreage.

Productive Oil and Gas Wells

The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2014, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net

Ship Shoal 258, 259	LA	6	.38	—	—
South Timbalier 276, 295, 296	LA	1	.07	18	1.27
North Padre Island 969, 976	TX	3	.21	—	—
Matagorda Island 681, 682	TX	—	—	—	—

		10	.66	18	1.27

Net Wells Drilled

The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total

2014	—	—	—	—	—	—
2013	—	—	—	—	—	—
2012	—	—	—	—	—	—

Production, Pricing and Lease Operating Cost Data

The following table provides, for each of the last three fiscal years, oil, natural gas liquids (NGLs), and gas production for the Partnership, average lease operating costs per Mcfe (including gathering and transportation expense) and average sales prices.

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)

2014
South Timbalier 295	23	2	46	$3.13	$99.76	$34.06	$4.96
Other fields	—	1	50	7.94	101.25	60.36	5.09

Total	23	3	96	$4.17	$99.78	$39.69	$5.03

2013
South Timbalier 295	22	2	37	$4.46	$107.79	$33.10	$4.30
Other fields	1	1	214	2.47	104.74	43.06	3.74

Total	23	3	251	$3.35	$107.69	$37.22	$3.82

2012
South Timbalier 295	26	3	41	$2.94	$108.90	$36.17	$3.36
Other fields	1	2	396	2.04	107.08	31.40	2.79

Total	27	5	437	$2.35	$108.83	$34.19	$2.84

At December 31, 2014, the South Timbalier 295 field contained approximately 89 percent of the Partnership’s proved reserved, expressed on an oil-equivalent-barrels basis.

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

As of December 31, 2014, the Partnership had total estimated proved reserves of 424,639 barrels of crude oil and condensate, 77,395 barrels of NGLs and 1.25 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 4.3 Bcf of gas. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.

The following table shows proved oil, NGL and gas reserves as of December 31, 2014, based on commodity average prices in effect on the first day of each month in 2014, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGL (Mbbls)	Gas (MMcf)
Proved developed	425	77	1,250
Proved undeveloped	—	—	—

Total proved	425	77	1,250

The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2014, 2013, and 2012, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10 - Supplemental Oil and Gas Disclosures (Unaudited) in the 2014 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the partnership owned 100 percent at December 31, 2014, is filed as an exhibit to this Form 10-K.

The primarily technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mr. Michael F. Stell, an Advising Senior Vice President with Ryder Scott. Mr. Stell has more than 30 years of industry experience and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

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

As of December 31, 2014, there were 1,021.5 of the Partnership’s Units outstanding held by 895 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2014, 2013, or 2012.

As discussed in Item 7, an amendment to the Partnership Agreement in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2014, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per Unit amounts)

Total assets	$13,501	$12,799	$12,218	$11,612	$10,992

Partners’ capital	$10,973	$10,426	$9,820	$8,859	$7,483

Oil and gas sales	$2,934	$3,556	$4,377	$5,195	$4,270

Net income	$812	$966	$1,489	$1,803	$1,555

Net income allocated to:
Managing Partner	$271	$326	$462	$552	$467
Investing Partners	541	640	1,027	1,251	1,088

	$812	$966	$1,489	$1,803	$1,555

Net income per Investing Partner Unit	$530	$626	$1,005	$1,225	$1,065

Cash distributions per Investing Partner Unit	$—	$—	$—	$—	$—

ITEM 7	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Prices in recent years have remained volatile and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years. .During 2014, the Partnership’s average realized oil price declined seven percent from 2013, a direct result of sharply lower oil prices in the fourth quarter of 2014. The Partnership’s average realized price for natural gas increased 32 percent during 2014 as market prices during the first half of the year improved from 2013. With market prices for oil at the beginning of 2015 at less than half their mid-2014 level, the Partnership can anticipate lower revenues, earnings and cash flow in 2015. At current prices, the Partnership anticipates a loss for 2015 and a negative cash flow from operating activities after plugging cost.

During 2014, the Partnership gas production fell 62 percent from 2013 with declines at Matagorda Island 681/682, Ship Shoal 258/259 and North Padre Island 969/976. Oil production increased two percent from last year as a result of a recompletion at South Timbalier 295 during 2014.

The Partnership participates in development drilling and recompletion activities as recommended by the operators of the properties in which the Partnership owns an interest. During 2014, the Partnership’s had cash outlays for oil and gas property additions of less than $100,000 as the Partnership did not participate in any new drilling projects during 2014, and participated in only one recompletion project during the year.

With the pending abandonment of Matagorda Island 681/682 and significant declines in natural gas production, the Partnership did not make any distributions to the Investing Partners during 2014. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of the sharp decline in commodity prices in recent months, and the level of drilling, recompletion and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2015.

Results of Operations

This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2014, 2013, and 2012.

Net Income and Revenue

The Partnership reported net income of $0.8 million for 2014 compared to $1.0 million for 2013. Net income per Investing Partner Unit for 2014, of $530 was down from $626 per Unit in 2013. The decline in earnings and net income per Investing Partner Unit from 2013 reflected lower oil prices and gas production in 2014. The Partnership reported earnings of $1.5 million in 2012.

Total revenues in 2014 of $2.9 million decreased 17 percent from 2013 on lower oil prices and gas production. The Partnership’s total revenues in 2013 of $3.6 million decreased 19 percent from 2012 on lower gas prices and production.

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

The Partnership’s oil, gas and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Gas volume – Mcf per day	262	(62)%	687	(42)%	1,194
Average gas price – per Mcf	$5.03	32%	$3.82	35%	$2.84
Oil volume – barrels per day	64	2%	63	(16)%	75
Average oil price – per barrel	$99.78	(7)%	$107.69	(1)%	$108.83
NGL volume – barrels per day	8	(20)%	10	(17)%	12
Average NGL price – per barrel	$39.69	7%	$37.22	9%	$34.19

In June, 2014, North Padre Island 969/976 was taken off production for repairs and to address safety issues raised by the Bureau of Safety and Environmental Enforcement (BSEE). The operator of the field is currently developing the work scope, drawings and cost estimates to address the repairs and modifications required to restore production, and estimates the work will commence in April 2015. Production will not likely resume until July 2015 or later. The field averaged slightly over 100 Mcf per day net to the Partnership before going off production in 2014 and 144 Mcf per day net to the Partnership in 2013.

During 2014, Ship Shoal 258/259 encountered approximately three months of downtime while a third-party pipeline performed repairs to their pipeline and equipment. The field also experienced significant declines as a result of natural depletion. These events combined to reduced production by approximately 135 Mcf per day from 2013.

In August, 2013, Matagorda Island 681/682 was taken off production as being uneconomical. The field, which had sales of approximately 300 Mcf per day net to the Partnership during 2013, was producing at uneconomic rates despite attempts during the year to increase production. During 2013, Apache performed a workover on the Matagorda Island 681 JA-12 well in an attempt to boost production. While production initially increased, the well did not maintain economic production levels. With production falling below economical levels and limited remaining potential for development, the field was shut-in for future abandonment.

Natural Gas Sales

2014 vs. 2013 Natural gas sales in 2014 decreased 50 percent from a year ago, dropping to $0.5 million on lower production. A 62 percent decrease in natural gas volumes in 2014 from the same period a year ago curtailed sales by $0.8 million. The Partnership’s gas production in 2014 was impacted by the shut-in of Matagorda Island 681/682 as being uneconomical, a 60 percent decline in production at Ship Shoal 258/259 for natural depletion and three months downtime for repairs to a third-party pipeline, and the shut-in of North Padre Island 969/976 in 2014 for ongoing repairs as noted above. The Partnership’s average realized gas prices increased from $3.82 per Mcf in 2013 to $5.03 per Mcf in 2014, increasing sales by $0.3 million.

2013 vs. 2012 The Partnership’s natural gas sales in 2013 which totaled $1.0 million, decreased 23 percent from 2012 on lower production. A 42 percent decrease in natural gas volumes in 2013 from the same period in 2012 curtailed sales by $0.7 million. The Partnership’s gas production in 2013 was impacted by a 66 percent decline in production at Ship Shoal 258/259 and the shut-in of Matagorda Island 681/682 since August 2013 as the field was determined to be uneconomical. The Partnership’s average realized gas prices increased from $2.84 per Mcf in 2012 to $3.82 per Mcf in 2013, increasing sales by $0.4 million.

Crude Oil Sales

2014 vs. 2013 In 2014, the Partnership’s crude oil sales totaled $2.3 million, down five percent from 2013 on lower prices. The Partnership’s average realized oil price in 2014 decreased seven percent from 2013, dropping to $99.78 per barrel in 2014. The Partnership’s crude oil volumes increased to 64 barrels per day from 63 barrels per day during 2013 as a result of a recompletion at South Timbalier 295 in 2014.

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

NGL Sales

The Partnership sold 8 barrels per day of natural gas liquids in 2014, down from 10 barrels per day in 2013. The decrease reflected lower processed volumes at Ship Shoal 258/259 in 2014. NGL prices in 2014 increased seven percent from 2013, rising to $39.69 per barrel for the year. The Partnership’s natural gas liquids in 2013 were down two barrels per day from the 12 barrels per day sold in 2012. The decrease reflected lower processed volumes at Ship Shoal 258/259 and South Timbalier 295 in 2012.

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

Operating Expenses

2014 vs. 2013 The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent in both 2014 and 2013. The dollar amount of DD&A expense in 2014 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2014. For 2014, and 2013, the Partnership recognized asset retirement obligation accretion of $112,566 and $107,568, respectively. Lease operating expenses (LOE) for 2014 were down 25 percent from the same period a year ago, decreasing to $0.9 million in 2014, reflecting lower repair costs in 2014 and reduced cost from shutting-in Matagorda Island 681/682. Gathering and transportation costs for the delivery of oil and gas decreased 7 percent from the same period in 2013 on lower gas volumes in 2014. Administrative expense for 2014 decreased two percent compared to the same period in 2013.

2013 vs. 2012 The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent in 2013 while DD&A, expressed as a percentage of oil and gas sales, for 2012 was 21 percent. The dollar amount of DD&A expense in 2013 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2013. For 2013, and 2012, the Partnership recognized asset retirement obligation accretion of $107,568 and $122,101, respectively. Lease operating expenses (LOE) for 2013 were down six percent from the same period a year ago, decreasing to $1.3 million in 2013, reflecting lower workovers and repair costs in 2013. Gathering and transportation costs for the delivery of oil and gas decreased four percent from the same period in 2012 on lower gas volumes in 2013. Administrative expense for 2013 decreased three percent compared to the same period in 2012.

The Partnership’s oil and natural gas is generally sold utilizing two common types of agreements, both of which include a transportation charge. One is a netback arrangement, under which oil or natural gas is sold at the wellhead and the Partnership collects a price, net of transportation incurred by the operator or purchaser. In this case, the Partnership records sales at the price received from the final purchaser which is net of transportation costs. Under the other arrangement, the oil or natural gas is sold at a specific delivery point, the operator or Partnership pays transportation to a carrier and receives from the purchaser a price with no transportation deduction. In this case, the Partnership records the separate transportation cost as gathering and transportation costs.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $1.3 million for 2014 and $1.6 million for 2013. Net cash provided by operating activities declined from 2013 as a result of the lower gas production and oil prices which negatively impacted the Partnership’s earnings in 2014.

At December 31, 2014, the Partnership had approximately $5.3 million in cash and cash equivalents, up from approximately $4.3 million at December 31, 2013. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production.

The Partnership’s future financial condition, results of operations and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political and economic conditions (especially in the Middle East), the foreign and domestic supply of oil and natural gas, the price of foreign imports, the level of consumer demand, weather and the price and availability of alternative fuels.

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

Approximately 87 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.

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

On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2014, 2013, or 2012.

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2014. The Partnership did not have any contractual obligations as of December 31, 2014, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in this annual report on Form 10-K.

During each of the last three years, the Partnership had negligible cash outlays for oil and gas property additions as it did not participate in any new drilling projects. During 2014, the Partnership participated in one recompletion at South Timbalier 295. The Partnership settled ARO liabilities totaling $0.2 million in each of 2014 and 2013, and a negligible amount in 2012.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total approximately $0.1 million in 2015 for recompletion activity and approximately $0.3 million for plugging and abandonment costs. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to their development or abandonment plans.

With the pending abandonment of Matagorda Island 681/682 and significant declines in natural gas production during the year, the Partnership did not make any distributions to the Investing Partners during 2014. The Partnership also did not make distributions to Investing Partners during 2013 and 2012 as the Partnership built up cash reserves to fund future plugging and abandonment costs.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of the sharp decline in commodity prices in recent months, and the level of drilling and recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2015. In addition, the Partnership will monitor the cost of repairs required to restore production at North Padre Island 969/976.

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2014. The per-unit value was determined to be $16,020 based on the valuation date of December 31, 2013. A second right of presentment valuation was computed during October 2014 and the per-unit value was determined to be $16,260 based on a valuation date of June 30, 2014. The Partnership did not repurchase any Investing Partner Units (Units) during 2014 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2013 based on the valuation date of December 31, 2012, was $15,412 and the second per-unit right of presentment in 2013 was $15,622 based on a valuation date of June 30, 2013. The Partnership did not repurchase any Units during 2013. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

There will be two rights of presentment in 2015, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units.

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

Reserves are calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of production, except where prices are defined by contractual arrangements.

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

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2014 or 2013.

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

The Partnership’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to the Partnership’s natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2014, monthly oil price realizations ranged from a low of $61.08 per barrel to a high of $112.22 per barrel. Gas price realizations ranged from a monthly low of $3.67 per Mcf to a monthly high of $6.38 per Mcf during the same period. Based on the Partnership’s average daily production for 2014, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $23,000 and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $10,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2014. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.

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

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2014, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	pipeline and gathering system capacity;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes, including environmental regulation;

•	terrorism or cyber-attacks;

•	the capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 – “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A – “Risk Factors,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2014.

/s/ John J. Christmann
Chief Executive Officer and President (principal executive officer) of Apache Corporation, Managing Partner

/s/ P. Anthony Lannie
Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

/s/ Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner

Houston, Texas

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Apache Offshore Investment Partnership:

We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) as of December 31, 2014 and 2013, and the related statements of consolidated income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 27, 2015

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

	For the Year Ended December 31,
	2014	2013	2012

REVENUES:
Oil and gas sales	$2,933,808	$3,555,970	$4,376,662
Interest income	88	116	59

	2,933,896	3,556,086	4,376,721

EXPENSES:
Depreciation, depletion and amortization	577,830	727,861	897,763
Asset retirement obligation accretion	112,566	107,568	122,101
Lease operating expenses	947,111	1,256,031	1,334,687
Gathering and transportation costs	108,187	116,696	141,291
Administrative	376,000	382,000	392,000

	2,121,694	2,590,156	2,887,842

NET INCOME	$812,202	$965,930	$1,488,879

NET INCOME ALLOCATED TO:
Managing Partner	$270,751	$326,207	$462,382
Investing Partners	541,451	639,723	1,026,497

	$812,202	$965,930	$1,488,879

NET INCOME PER INVESTING PARTNER UNIT	$530	$626	$1,005

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$812,202	$965,930	$1,488,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	577,830	727,861	897,763
Asset retirement obligation accretion	112,566	107,568	122,101
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(274,118)	83,551	170,348
Increase (decrease) in receivable from/payable to Apache Corporation	5,868	(83,356)	(87,410)
Increase (decrease) in accrued operating expenses	190,563	28,183	(282,123)
Increase (decrease) in asset retirement obligations	(168,927)	(248,843)	2,937

Net cash provided by operating activities	1,255,984	1,580,894	2,312,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(35,402)	(19,361)	(71,158)

Net cash used in investing activities	(35,402)	(19,361)	(71,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(265,297)	(360,104)	(526,942)

Net cash used in financing activities	(265,297)	(360,104)	(526,942)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	955,285	1,201,429	1,714,395

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,320,218	3,118,789	1,404,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,275,503	$4,320,218	$3,118,789

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,275,503	$4,320,218
Accrued revenues receivable	309,414	35,296
Receivable from Apache Corporation	2,467	8,335

	5,587,384	4,363,849

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,691,102	194,634,634
Less – Accumulated depreciation, depletion and amortization	(186,777,649)	(186,199,819)

	7,913,453	8,434,815

	$13,500,837	$12,798,664

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Current asset retirement obligation	$274,921	$991,248
Accrued operating expenses	343,103	152,540
Accrued development costs	1,374	—

	619,398	1,143,788

ASSET RETIREMENT OBLIGATION	1,908,262	1,228,604

PARTNERS’ CAPITAL:
Managing Partner	414,362	408,908
Investing Partners (1,021.5 units outstanding)	10,558,815	10,017,364

	10,973,177	10,426,272

	$13,500,837	$12,798,664

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total

BALANCE, DECEMBER 31, 2011	$507,365	$8,351,144	$8,858,509

Distributions	(526,942)	—	(526,942)

Net income	462,382	1,026,497	1,488,879

BALANCE, DECEMBER 31, 2012	$442,805	$9,377,641	$9,820,446

Distributions	(360,104)	—	(360,104)

Net income	326,207	639,723	965,930

BALANCE, DECEMBER 31, 2013	$408,908	$10,017,364	$10,426,272

Distributions	(265,297)	—	(265,297)

Net income	270,751	541,451	812,202

BALANCE, DECEMBER 31, 2014	$414,362	$10,558,815	$10,973,177

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Nature of Operations

Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation (Apache or Managing Partner) as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas exploration, development and production operations. The Operating Partnership conducts the operations of the Investment Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and Operating Partnership. Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Investing Partner Units (Units) outstanding at December 31, 2014. The term “Partnership”, as used hereafter, refers to the Investment Partnership or the Operating Partnership, as the case may be.

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

Right of Presentment

In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The Partnership did not offer to purchase any Units from Investing Partners in 2014, 2013, or 2012 as a result of the limited amount of cash available for discretionary purposes.

The Partnership is not in a position to predict how many Units will be presented for repurchase during 2015; however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Right of Presentment Valuation Date	Total Valuation Price	Valuation Price Per Unit

December 31, 2011	$15,849,687	$15,516
June 30, 2012	16,274,165	15,932
December 31, 2012	15,743,540	15,412
June 30, 2013	15,958,079	15,622
December 31, 2013	16,364,853	16,020
June 30, 2014	16,609,939	16,260

Investing Partner Units Outstanding:	2014	2013	2012

Balance, beginning of year	1,021.5	1,021.5	1,021.5
Repurchase of Partnership Units	—	—	—

Balance, end of year	1,021.5	1,021.5	1,021.5

Capital Contributions

A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2014. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,021.5 Units at December 31, 2014.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP and the disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Partnership evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note10 - Supplemental Oil and Gas Disclosures) and the assessment of asset retirement obligations (see Note 8 – Asset Retirement Obligation).

Cash Equivalents

The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2014 and 2013, the Partnership had $5.3 million and $4.3 million, respectively, of cash and cash equivalents.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. As of December 31, 2014 and 2013, the Partnership did not have any liabilities for imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures. Adjustments for gas imbalances totaled less than one percent of the Partnership’s proved gas reserves at December 31, 2014 and 2013.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	COMPENSATION TO AFFILIATES

Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

		Total Reimbursed by the Investing Partners for the Year Ended December 31,
		2014	2013	2012
		(In thousands)
a.	Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$301	$306	$314

b.	Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$—	$1	$—

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

	2014	2013	2012
	(In thousands)
Oil and Gas Properties

Balance, beginning of year	$194,635	$194,452	$194,492
Costs incurred during the year:
Development –
Investing Partners	53	166	(44)
Managing Partner	3	17	4

Balance, end of year	$194,691	$194,635	$194,452

Development cost for 2013 included $0.2 million of asset retirement cost. The Partnership’s 2014 and 2012 asset retirement cost additions were negligible.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization

Balance, December 31, 2011	$20,985	$163,589	$184,574
Provision	27	871	898

Balance, December 31, 2012	$21,012	$164,460	$185,472
Provision	23	705	728

Balance, December 31, 2013	$21,035	$165,165	$186,200
Provision	19	559	578

Balance, December 31, 2014	$21,054	$165,724	$186,778

The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2014, 2013, and 2012 was 20 percent, 20 percent and 21 percent, respectively.

5.	MAJOR CUSTOMER AND RELATED PARTIES INFORMATION

Revenues received from major third party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third party customers individually accounted for ten percent or more of oil and gas sales.

Remittances from Fieldwood Energy accounted for 91 percent of the Partnership’s oil and gas sales for the year 2014. Shell Trading Company accounted for 34 percent and 68 percent of the Partnership’s oil and gas sales for the year 2013 and 2012, respectively. BP Products North America accounted for 34 percent of the Partnership’s oil and gas sales for the year 2013.

The Partnership paid an Apache subsidiary transportation fees totaling $3,086 in 2013 and $10,274 in 2012 for the transportation of Partnership’s share of gas through a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The fees were at the same rates and terms as previously paid to Shell Oil Company before they sold the pipeline to the Apache subsidiary. Matagorda Island Blocks 681 and 682 have been off production since August 2013 and no fees paid by the Partnership since that time.

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

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable -

As of December 31, 2014, and December 31, 2013, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the years ended December 31, 2014, and 2013.

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

The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2014 and 2013:

	2014	2013

Asset retirement obligation at beginning of year	$2,219,852	$2,161,807
Accretion expense	112,566	107,568
Liabilities settled	(170,212)	(212,865)
Revisions in estimated liabilities	20,977	163,342

Asset retirement obligation at end of year	$2,183,183	$2,219,852

Less current portion	(274,921)	(991,248)

Asset retirement obligation, long-term	$1,908,262	$1,228,604

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

Liabilities settled primarily relate to individual wells plugged and abandoned during the periods presented. The current portion of the ARO liability represents the retirement obligations expected to be incurred in the next twelve months. During 2014, the operator of North Padre Island 969/976 provided guidance that work would be performed to extend the life of the field and plugging operations would not commence in 2014 as originally anticipated by the Partnership.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	TAX-BASIS FINANCIAL INFORMATION

A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2014	2013	2012

Net partnership ordinary income (loss) for federal income tax reporting purposes	$1,192,449	$1,395,278	$2,268,525

Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	22,893	11,211	(82,453)
Dismantlement and abandonment cost	170,212	212,865	33,041
Tax depreciation	117,044	182,005	289,630

	310,149	406,081	240,218

Less: full cost DD&A expense	(577,830)	(727,861)	(897,763)
Less: asset retirement obligation accretion	(112,566)	(107,568)	(122,101)

Net income	$812,202	$965,930	$1,488,879

The Partnership’s tax bases in net oil and gas properties at December 31, 2014, and 2013 was $5,931,933 and $6,348,848, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2014, and 2013.

A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2014	2013

Liabilities for federal income tax purposes	$344,477	$152,540
Asset retirement liability	2,183,183	2,219,852

Liabilities under accounting principles generally accepted in the United States	$2,527,660	$2,372,392

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

(Oil in Mbbls and gas in MMcf)

	2014		2013		2012
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves

Beginning of year	507	1,224	497	1,331	513	2,094
Extensions, discoveries and other additions	—	—	—	—	—	—
Revisions of previous estimates	21	122	36	144	16	(326)
Production	(26)	(96)	(26)	(251)	(32)	(437)

End of year	502	1,250	507	1,224	497	1,331

Proved Developed

Beginning of year	507	1,224	497	1,331	513	1,989

End of year	502	1,250	507	1,224	497	1,331

Oil includes crude oil, condensate and natural gas liquids.

All the Partnership’s reserves are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. Approximately 87 percent of the Partnership’s proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.

Future Net Cash Flows

Future cash inflows as of December 31, 2014, 2013, and 2012 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2014	2013	2012
	(In thousands)

Future cash inflows	$51,536	$54,518	$54,044
Future production costs	(9,233)	(9,563)	(11,058)
Future development costs	(5,121)	(5,139)	(5,020)

Net cash flows	37,182	39,816	37,966
10 percent annual discount rate	(18,456)	(20,530)	(18,467)

Discounted future net cash flows	$18,726	$19,286	$19,499

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)

Sales, net of production costs	$(1,879)	$(2,183)	$(2,901)
Net change in prices and production costs	(1,543)	280	(2,976)
Revisions of quantities	1,185	1,935	(1,241)
Discoveries and improved recoveries, net of cost	—	—	—
Accretion of discount	1,929	1,950	2,593
Changes in future development costs	9	(65)	177
Changes in production rates and other	(261)	(2,130)	(2,085)

	$(560)	$(213)	$(6,433)

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2014
Revenues	$730	$741	$807	$656	$2,934
Expenses	601	535	540	446	2,122

Net income	$129	$206	$267	$210	$812

Net income allocated to:
Managing Partner	$53	$69	$84	$65	$271
Investing Partners	76	137	183	145	541

	$129	$206	$267	$210	$812

Net income per Investing
Partner Unit (1)	$74	$134	$179	$142	$530

2013
Revenues	$1,021	$952	$877	$706	$3,556
Expenses	738	683	602	567	2,590

Net income	$283	$269	$275	$139	$966

Net income allocated to:
Managing Partner	$95	$91	$88	$52	$326
Investing Partners	188	178	187	87	640

	$283	$269	$275	$139	$966

Net income per Investing
Partner Unit (1)	$184	$175	$183	$85	$626

(1)	The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2014, 2013 and 2012, included in this report, have been audited by Ernst & Young LLP, registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and P. Anthony Lannie, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, included on page 22 of this report. This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2014, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2015 annual meeting of stockholders of Apache (the Apache Proxy Statement) is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

See Note (3), “Compensation to Affiliates” of the Partnership’s financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation Table” in the Apache Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2014. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.2 percent of the outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant fees and services paid to Ernst & Young LLP, the Partnership’s independent auditors, are included in amounts paid by the Partnership’s Managing Partner. Information on the Managing Partner’s principal accountant fees and services is set forth under the caption “Ratification of Appointment of Independent Auditors” in the Apache Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	(1)	Financial Statements – See accompanying index to financial statements in Item 8 above.

	(2)	Financial Statement Schedules – See accompanying index to financial statements in Item 8 above.

	(3)	Exhibits

3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

*31.1	Certification of Principal Executive Officer.

*31.2	Certification of Principal Financial Officer.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer.

*99.1	Report of Ryder Scott Company, L.P., Petroleum Consultants.

99.2	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.3	Proxy statement to be dated on or about April 2, 2015, relating to the 2015 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*	Filed herewith.

b.	See a (3) above.

c.	See a (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: February 27, 2015	/ s / John J. Christmann
John J. Christmann
Chief Executive Officer and President

POWER OF ATTORNEY

The officers and directors of Apache Corporation, Managing Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint John J. Christmann , P. Anthony Lannie and Rebecca A. Hoyt, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Christmann	Chief Executive Officer and President (principal executive officer)	February 27, 2015
John J. Christmann

/s/ P. Anthony Lannie	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2015
P. Anthony Lannie

/s/ Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 27, 2015
Rebecca A. Hoyt

Name	Title	Date

/s/ G. Steven Farris	Director	February 27, 2015
G. Steven Farris

/s/ Annell R. Bay	Director	February 27, 2015
Annell R. Bay

/s/ A. D. Frazier, Jr.	Director	February 27, 2015
A. D. Frazier, Jr.

/s/ Chansoo Joung	Director	February 27, 2015
Chansoo Joung

/s/ George D. Lawrence	Director	February 27, 2015
George D. Lawrence

/s/ John E. Lowe	Director	February 27, 2015
John E. Lowe

/s/ William C. Montgomery	Director	February 27, 2015
William C. Montgomery

/s/ Amy H. Nelson	Director	February 27, 2015
Amy H. Nelson

/s/ Rodman D. Patton	Director	February 27, 2015
Rodman D. Patton

/s/ Charles J. Pitman	Director	February 27, 2015
Charles J. Pitman

/s/ Peter A. Ragauss	Director	February 27, 2015
Peter A. Ragauss