Form 10-Q
period 2015-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2015-05-08
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of March 31, 2015	1,022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUES:
Oil and gas sales	$482,163	$730,188

	482,163	730,188

EXPENSES:
Depreciation, depletion and amortization	105,338	144,651
Asset retirement obligation accretion	32,031	32,568
Lease operating expenses	254,334	306,758
Gathering and transportation costs	29,231	21,470
Administrative	92,500	95,510

	513,434	600,957

NET INCOME (LOSS)	$(31,271)	$129,231

NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$14,627	$53,410
Investing Partners	(45,898)	75,821

	$(31,271)	$129,231

NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(45)	$74

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,271)	$129,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	105,338	144,651
Asset retirement obligation accretion	32,031	32,568
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	59,896	(431,713)
Increase (decrease) in receivable from/payable to Apache Corporation	8,201	27,044
Increase (decrease) in accrued operating expenses	(17,424)	148,233
Increase (decrease) in deferred credits and other	—	(84,817)

Net cash provided by (used in) operating activities	156,771	(34,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(12,284)	—

Net cash used in investing activities	(12,284)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(29,585)	—
Contribution from Managing Partner	—	9,147

Net cash (used in) provided by financing activities	(29,585)	9,147

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,902	(25,656)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,275,503	4,320,218

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,390,405	$4,294,562

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,390,405	$5,275,503
Accrued revenues receivable	249,518	309,414
Receivable from Apache Corporation	—	2,467

	5,639,923	5,587,384

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,703,386	194,691,102
Less – Accumulated depreciation, depletion and amortization	(186,882,987)	(186,777,649)

	7,820,399	7,913,453

	$13,460,322	$13,500,837

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Payable to Apache Corporation	$5,734	$—
Current portion of asset retirement obligation	278,954	274,921
Accrued operating expenses	325,679	343,103
Accrued development costs	1,374	1,374

	611,741	619,398

ASSET RETIREMENT OBLIGATION	1,936,260	1,908,262

PARTNERS’ CAPITAL:
Managing Partner	399,404	414,362
Investing Partners (1,021.5 units outstanding)	10,512,917	10,558,815

	10,912,321	10,973,177

	$13,460,322	$13,500,837

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

These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and which contains a summary of the Partnership’s significant accounting policies and other disclosures.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2015, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

3. RIGHT OF PRESENTMENT

As provided in the Partnership Agreement, as amended (the Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2015. The per-unit value was determined to be $9,765 based on the valuation date of December 31, 2014. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2015 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2015 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4. ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2015:

Asset retirement obligation at December 31, 2014	$2,183,183
Accretion expense	32,031

Asset retirement obligation at March 31, 2015	2,215,214
Less current portion	(278,954)

Asset retirement obligation, long-term	$1,936,260

5. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2015, and December 31, 2014, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2015, and 2014.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   OPERATIONS

This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements as of March 31, 2015, and the period then ended, and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements as of December 31, 2014, and the year then ended, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

Results of Operations

Net Income and Revenue

The Partnership reported a net loss of $31,271 for the first quarter of 2015, compared to net income of $129,231 in the first quarter of 2014. On a per Investing Partner Unit basis, the Partnership reported a net loss of $45 per Unit in the first quarter of 2015, compared to net income of $74 per Unit in the first quarter of 2014. Lower oil and gas prices in 2015 drove the decrease in earnings and net income per Investing Partner Unit from 2014. Production increases resulting from recompletions at South Timbalier 295 slightly offset the impact of lower oil and gas prices.

Total revenues decreased 34 percent from the first quarter of 2014 to the first quarter of 2015 on lower oil and gas prices in the first quarter of 2015. Oil and gas prices began to decline in the third quarter of 2014 and declined significantly in December 2014. Product prices are expected to remain low throughout 2015.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Gas volume – Mcf per day	337	331	2%
Average gas price – per Mcf	$3.05	$4.61	(34)%
Oil volume – barrels per day	74	61	21%
Average oil price – per barrel	$56.62	$101.45	(44)%
NGL volume – barrels per day	8	11	(27)%
Average NGL price – per barrel	$19.71	$33.39	(41)%

Oil and Gas Sales

The Partnership’s crude oil sales for the first quarter of 2015 totaled $374,993 compared to $560,678 of crude oil sales in the first quarter of 2014. The Partnership’s average realized price in the first quarter of 2015 decreased $44.83 per barrel from the first quarter of 2014, reducing sales by $247,757. Reflecting two recompletions at South Timbalier 295, crude oil volumes on a per day basis increased from 61 barrels per day in 2014 to 74 barrels per day in 2015, increasing sales by $62,072.

Natural gas sales totaled $92,546 in the first quarter of 2015, decreasing $44,628 or 33 percent from the same period in 2014. The Partnership’s average realized natural gas price for the quarter decreased $1.56 per Mcf, or 34 percent, from the first quarter of 2014, reducing sales by $46,469 from a year ago. Natural gas volumes on a per day basis increased 2 percent from the first quarter of 2014, increasing sales by $1,841. North Padre Island 969/976 remained shut-in awaiting repair plans by the operator.

During the first quarter of 2015, the Partnership sold 8 barrels per day of natural gas liquids, down from 11 barrels per day during the first quarter of 2014. The decrease reflected a reduction in processed volumes at Ship Shoal 258/259 and South Timbalier 295 from 2014.

Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather in the Gulf of Mexico, the Partnership’s production during the remainder of 2015 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 22 percent during the first quarter of 2015 and 20 percent during first quarter of 2014. The dollar amount of DD&A expense for the first quarter of 2015 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2015. The Partnership recognized $32,031 in asset retirement obligation accretion for the first quarter of 2015 compared to $32,568 for the first quarter of 2014.

Lease operating expenses (LOE) for the first quarter of 2015 totaled $254,334, down 17 percent from the first quarter of 2014 on lower workover and repair costs in 2015 and lower cost from shutting-in Matagorda Island 681/682 for abandonment.

In the first quarter of 2015, gathering and transportation costs for the delivery of oil and gas increased 36 percent from the same period in 2014 on higher oil and gas volumes. Administrative expense for 2015 decreased three percent for the three-month period ended March 31 compared to the same period in 2014.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which was a net source of funds of $156,771 for the first three months of 2015 compared to a net use of $34,803 during the first three months of 2014. The $34,803 net use of cash by operating activities for the first three months of 2014 reflected the payment of $84,817 of abandonment cost during the period while the receipt of revenues were delayed during the transition of operations from Apache to Fieldwood Energy LLC in early 2014.

At March 31, 2015, the Partnership had approximately $5.4 million in cash and cash equivalents, up from $5.3 million at December 31, 2014. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation (ARO) liability. The Partnership also plans to reserve funds for recompletion work planned for the second half of 2015 and anticipated repairs which may disrupt the Partnership’s production.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2015. The Partnership did not have any contractual obligations as of March 31, 2015, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first three months of 2015 the Partnership had cash outlays for capital expenditures of $12,284 for its share of recompletion projects at South Timbalier 295. The Partnership spent approximately $84,817 on abandonment cost at North Padre Island 969/976 during the first quarter of 2014. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.1 million for the remainder of 2015 as no new drilling projects are currently planned for 2015. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.

Because of significantly lower oil and gas prices in 2015 and the need to maintain cash reserves for future asset retirement obligations, no distributions were made to Investing Partners during the first three months of 2015. The Partnership also made no distribution to Investing Partners during the first three months of 2014 as a result of the large amount of plugging costs funded in 2014.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. During the second half of 2015, the Partnership will review available cash balances and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the remainder of the year

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2015. The per-unit value was determined to be $9,765 based on the valuation date of December 31, 2014. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2015 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2015 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2014 or the first three months of 2015.

The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2014, is incorporated by reference. Information about market risks for the current quarter is not materially different.

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the quarter ended March 31, 2015, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2014.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
	By:	Apache Corporation, Managing Partner

Dated: May 7, 2015	/s/ Stephen J. Riney
Stephen J. Riney Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

Dated: May 7, 2015	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner