Form 10-Q
period 2015-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2015-08-07
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s units outstanding as of June 30, 2015             1,022

PART I – FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED INCOME

(Unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
REVENUES:
Oil and gas sales	$504,720	$740,574	$986,883	$1,470,762
Interest income	22	35	22	35

	504,742	740,609	986,905	1,470,797

EXPENSES:
Depreciation, depletion and amortization	128,548	146,020	233,886	290,671
Asset retirement obligation accretion	32,499	31,801	64,530	64,369
Lease operating expenses	167,080	233,762	421,414	540,520
Gathering and transportation costs	39,176	27,405	68,407	48,875
Administrative	92,000	95,490	184,500	191,000

	459,303	534,478	972,737	1,135,435

NET INCOME	$45,439	$206,131	$14,168	$335,362

NET INCOME ALLOCATED TO:
Managing Partner	$33,910	$68,933	$48,537	$122,343
Investing Partners	11,529	137,198	(34,369)	213,019

	$45,439	$206,131	$14,168	$335,362

NET INCOME PER INVESTING PARTNER UNIT	$11	$134	$(34)	$209

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,168	$335,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	233,886	290,671
Asset retirement obligation accretion	64,530	64,369
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(10,272)	(466,921)
Increase (decrease) in receivable from/payable to Apache Corporation	2,628	7,551
Increase (decrease) in accrued operating expenses	(50,734)	272,026
Increase (decrease) in deferred credits and other	(3,607)	(84,817)

Net cash provided by operating activities	250,599	418,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(16,335)	—

Net cash used in investing activities	(16,335)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(49,904)	(90,615)

Net cash used in financing activities	(49,904)	(90,615)

NET INCREASE IN CASH AND CASH EQUIVALENTS	184,360	327,626
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,275,503	4,320,218

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,459,863	$4,647,844

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,459,863	$5,275,503
Accrued revenues receivable	319,686	309,414
Receivable from Apache Corporation	—	2,467

	5,779,549	5,587,384

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,707,437	194,691,102
Less – Accumulated depreciation, depletion and amortization	(187,011,535)	(186,777,649)

	7,695,902	7,913,453

	$13,475,451	$13,500,837

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$161	$—
Current asset retirement obligation	564,579	274,921
Accrued operating expenses	292,369	343,103
Accrued development costs	—	1,374

	857,109	619,398

ASSET RETIREMENT OBLIGATION	1,680,901	1,908,262

PARTNERS’ CAPITAL:
Managing Partner	412,995	414,362
Investing Partners (1,021.5 units outstanding)	10,524,446	10,558,815

	10,937,441	10,973,177

	$13,475,451	$13,500,837

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

These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2015, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

New Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB announced a delay in the effective date of the revenue standard by one year. The deferral results in the new revenue standard becoming effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Partnership is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

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

3. RIGHT OF PRESENTMENT

As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2015. The per-unit value was determined to be $9,765 based on the valuation date of December 31, 2014. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2015 as a result of the limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2015 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4. ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2015:

Asset retirement obligation at December 31, 2014	$2,183,183
Accretion expense	64,530
Liabilities settled	(2,233)

Asset retirement obligation at June 30, 2015	2,245,480
Less current portion	(564,579)

Asset retirement obligation, long-term	$1,680,901

5. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2015, and December 31, 2014, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.

The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2015, and 2014.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

Financial Overview

The Partnership reported net income of $45,439 for the second quarter of 2015, down from $206,131 in the second quarter of 2014. Net income per Investing Partner Unit decreased to $11 per Unit in the second quarter of 2015, down from $134 per Unit in the second quarter of 2014. Lower oil and gas prices in 2015 drove the decrease in earnings and net income per Investing Partner Unit from 2014.

During June 2015, the operator of North Padre Island 969 sent notification to the Partnership that they consider the field operations to be uneconomic. The operator proposed letting the extension of the leases expire on June 30, 2015, and the non-operators concur with their decision to abandon the field. The field had been taken off production in June 2014 and was projected to have minimal impact on the Partnership’s future production. The decision to forgo the extensive repairs required to restore production and meet safety requirements will reduce operating costs in 2015. Abandonment operations, which are provided for under the Partnership’s assets retirement obligations, will be scheduled in accordance with Bureau of Safety and Environmental Enforcement requirements and are expected to cost the Partnership approximately $0.7 million over the next two years.

Net income for the six months ending June 30, 2015, totaled $14,168 compared to $335,362 for the six months ending June 30, 2014. Reflecting their non-cash depletion expense for the quarter, the Investing Partners recognized a per Unit loss of $34 in the six-month period ending June 30, 2015. The Investing Partners net income per Unit totaled $209 in the first six months of 2014. The decline in earnings and net income per Investing Partner Unit from 2014 reflected the impact of lower oil and gas prices in 2015.

Results of Operations

Total revenues decreased 32 percent from the second quarter of 2014 to the second quarter of 2015 on lower oil and gas prices, while year-to-date revenues in 2015 decreased 33 percent from the first six months of 2014 on lower prices.

The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Gas volume – Mcf per day	300	254	18%	318	292	9%
Average gas price – per Mcf	$2.65	$6.06	(56)%	$2.86	$5.24	(45)%
Oil volume – barrels per day	73	55	33%	73	58	26%
Average oil price – per barrel	$59.57	$113.25	(47)%	$58.10	$107.08	(46)%
NGL volume – barrels per day	20	7	186%	14	9	56%
Average NGL price – per barrel	$19.03	$47.60	(60)%	$19.23	$38.94	(51)%

Oil and Gas Sales

Reflecting lower oil prices in 2015, the Partnership’s crude oil sales for the second quarter of 2015 totaled $397,653 compared to $570,991 of crude oil sales in the second quarter of 2014. The Partnership’s average realized price in the second quarter of 2015 decreased $53.68 per barrel from the second quarter of 2014, reducing sales by $270,652. Crude oil volumes on a per day basis increased from 55 barrels per day in 2014 to 73 barrels per day in 2015, increasing sales by $97,314. The increase in volumes in 2015 was attributable to recompletions at South Timbalier 295 during the first quarter of 2015 and second half of 2014.

Natural gas sales in the second quarter of 2015 totaled $72,366 or nearly half the amount realized in 2014. The Partnership’s average realized natural gas price for the quarter decreased $3.41 per Mcf, or 56 percent, from the second quarter of 2014, reducing sales by $78,813 from a year ago. Natural gas volumes increased 18 percent from the second quarter of 2014, increasing sales by $11,184. Increased production from recompletions at South Timbalier 295 more than offset productions declines at Ship Shoal 258/259 and North Padre Island 969.

During the second quarter of 2015, the Partnership sold 20 barrels per day of natural gas liquids, up from the second quarter of 2014 with the increased production at South Timbalier 295. The Partnership’s average NGL price for the current quarter decreased 60 percent from a year ago to $19.03 per barrel.

Crude oil sales for the six months of 2015 totaled $0.8 million, down 32 percent from the same period in 2014. The Partnership’s average realized oil price for the first six months of 2015 decreased 46 percent from the first six months of 2014, dropping to $58.10 per barrel in 2015. The Partnership’s crude oil volumes increased from 58 barrels per day during the first six months of 2014 to 73 barrels per day during the same period of 2015 as a result of recompletions at South Timbalier 295.

Natural gas sales for the first six months of 2015 decreased 41 percent from a year ago, dropping to $164,912 in the current period from $277,169 during the first six months of 2014. The Partnership’s average realized gas prices decreased from $5.24 per Mcf in the first six months of 2014 to $2.86 per Mcf in 2015, reducing sales by $125,902. A 26 Mcf per day, or 9 percent increase in natural gas volumes during the first six months of 2015 from the same period a year ago increased sales by $13,645. The Partnership’s increase in gas production in 2015 reflected the recompletions at South Timbalier 295.

The Partnership sold 14 barrels per day of natural gas liquids in the first six months of 2015, up from 9 barrels per day in the first six months of 2014. The increase reflected higher processed volumes at South Timbalier 295 in 2015. NGL prices for the first six months decreased 51 percent from a year ago, dropping to $19.23 per barrel in 2015.

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

Operating Expenses

The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 25 percent for the second quarter of 2015 and 20 percent for the second quarter of 2014. DD&A, expressed as a percentage of oil and gas sales, for the first six months of 2015 and 2014 was 24 percent and 20 percent, respectively. The increase in the rate as a percentage of oil and gas sales in 2015 reflected the impact of declining oil and gas prices. The dollar amount of DD&A expense for the first six months of 2015 decreased from the comparable periods a year ago as a result of lower oil and gas sales in 2015.

The Partnership recognized $32,499 in asset retirement obligation accretion for the second quarter of 2015 compared to $31,801 for the second quarter of 2014. For the six months ending June 30, 2015, and 2014, the Partnership recognized asset retirement obligation accretion of $64,530 and $64,369, respectively.

Lease operating expenses (LOE) for the second quarter of 2015 of $167,080 decreased 29 percent from the second quarter of 2014 on lower repair costs and the reduced cost resulting from shutting-in North Padre Island 969 and Matagorda Island 681/682. LOE for the first six months of 2015 was down 22 percent from the same period a year ago, decreasing to $421,414 in the first six months of 2015. The decline in costs for the first six months reflected lower repair and workover costs in 2015, and lower costs on the shut-in of North Padre Island 969 and Matagorda Island 681/682. The operators of the properties are delaying discretionary repair work and other costs in light of reduced oil and gas prices and cash flow.

In the second quarter of 2015, gathering and transportation costs for the delivery of oil and gas totaled $39,176. Gathering and transportation costs during the first six months of 2015 totaled $68,407 compared to $48,875 for the first six months of 2014. This increase of 40 percent from the same period in 2014 was primarily a result of higher oil, gas, and NGL volumes in 2015.

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.3 million for the first six months of 2015, down from $0.4 million in the comparable period in 2014 as a result of lower oil and gas prices which negatively impacted the Partnership’s 2015 earnings.

At June 30, 2015, the Partnership had approximately $5.5 million in cash and cash equivalents, up from approximately $5.3 million at December 31, 2014. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production.

The Partnership’s future financial condition, results of operations, and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty, and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability, the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels.

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

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2015. The Partnership did not have any contractual obligations as of June 30, 2015, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first six months of 2015 the Partnership had capital expenditures $16,335 for additions to oil and gas properties as it participated in two recompletion projects at South Timbalier 295 during the period. The Partnership’s cash outlays for capital expenditures during the first six months of 2014 were minimal as the Partnership did not participate in any new drilling or recompletion projects during the first half of 2014. During the first six months of 2015, the Partnership made cash outlays of $3,607 on abandonment costs at Matagorda Island 681/682, while funding $84,817 on abandonment projects during the first six months of 2014. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.1 million during the remainder of 2015 as no new drilling projects are currently planned for 2015. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations. The operator of Matagorda Island 681/682 has indicated that abandonment of the field will occur during the second half of 2015 and the Partnership’s share of cost is estimated at approximately $0.3 million. Abandonment operations for North Padre Island 969 are currently expected to be performed over the next two years and cost the Partnership approximately $0.7 million.

Because of declining oil and gas prices during the first six months of 2015 and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first six months of 2015. The Partnership also made no distribution to Investing Partners during the first six months of 2014 as a result of the large amount of plugging costs funded by the Partnership during 2014.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the second half of 2015.

As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2015. The per-unit value was determined to be $9,765 based on the valuation date of December 31, 2014. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2015 as a result of the limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2015 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first six months of 2015 or 2014.

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

Disclosure Controls and Procedures

John J. Christmann, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the six months ended June 30, 2015, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2014.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: August 6, 2015	/ s / Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated: August 6, 2015	/ s / Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner