Form 10-K
period 2015-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2016-02-26
CIK 727538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2015	$9,520,126

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Apache Corporation’s proxy statement relating to its 2016 annual meeting of stockholders have been incorporated by reference into Part III hereof.

DESCRIPTION

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (bopd) and thousands of cubic feet of gas per day (Mcfd), respectively. With respect to information relating to the Partnership’s working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Apache Offshore Investment Partnership’s working interest therein. Unless otherwise specified, all references to wells and acres are gross.

i

FORWARD-LOOKING STATEMENTS AND RISK

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2015, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	pipeline and gathering system capacity;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes, including environmental regulation;

•	terrorism or cyber-attacks;

•	the capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2 – “Business and Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 1A – “Risk Factors,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K.

All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ii

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

The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2015, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.

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

2015 Results and Business Development

The Partnership reported a net loss in 2015 of $227,505, or $269 per Investing Partner Unit. Earnings were down approximately $1.0 million from the $812,202 of net income reported in 2014 primarily as a result of lower oil and gas prices in 2015. The Partnership’s average realized gas price decreased 44 percent from a year ago to $2.82 per Mcf while oil prices declined 46 percent from a year ago to $53.47 per barrel. Natural gas production averaged 260 Mcf per day in 2015, down one percent from 2014 as production added at South Timbalier 295 was more than offset by lower production at North Padre Island 969/976 and Ship Shoal 258/259. Oil production averaged 69 barrels of oil per day in

2015, up eight percent from 2014. During 2015, the Partnership’s cash outlays for oil and gas property additions totaled $30,013 as the Partnership participated in three recompletions, but did not participate in any new drilling projects.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total approximately $0.1 million in 2016 for recompletion activity and approximately $0.5 million for plugging and abandonment costs. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.

Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2015, 47 of those prospects have been surrendered or sold. As of December 31, 2015, the Partnership had 25 productive wells on the Partnership’s two remaining developed fields, both offshore Louisiana. The Partnership had, at December 31, 2015, estimated proved oil and gas reserves of 623,748 barrels of oil equivalent.

For a more in-depth discussion of the Partnership’s 2015 results and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Marketing

The Partnership is currently marketing its oil and gas production under the joint operating agreements with the operators of its properties. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. These contracts provide for sales that are priced at prevailing market prices. The Partnership’s oil and gas production proceeds during 2015 were remitted entirely by Fieldwood Energy LLC. During 2016, Apache, as Managing Partner of the Partnership, intends to begin marketing the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of production. Apache primarily markets to major oil companies, marketing and transportation companies and refiners at current index prices, adjusted for quality, transportation and market-reflective differentials. The change is expected to improve the timing of cash receipts and reduced the credit risk from third-party purchasers and remitters.

Through the operator, the Partnership’s natural gas is sold primarily to Local Distribution Companies (LDCs), utilities, end-users, and integrated major oil companies. Most of the Partnership’s natural gas is sold on a monthly basis at either monthly or daily market prices. The Partnership’s oil has generally been sold under thirty day evergreen contracts that renew automatically until cancelled by either party. The Partnership believes that the sales prices it receives for oil and natural gas sales are market prices.

For a more in-depth discussion of the Partnership’s significant customers, see Note 5 - “Major Customer and Related Parties Information” to the Partnership’s financial statements under Item 8 of this Form 10-K. Because the Partnership’s oil and gas products are commodities and the prices and terms of its sales reflect those of the market, the Partnership does not believe that the loss of any customer of the operator would have a material adverse effect on the Partnership’s business or results of operations.

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

The Partnership’s revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2015 ranged from a high of $61.43 per barrel to a low of $34.73 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2015 ranged from a high of $3.23 per

MMBtu to a low of $1.76 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond the Partnership’s control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which have declined significantly over the past year. The recent declines in oil and natural gas prices have adversely affected our revenues, operating income, cash flow, and proved reserves. Continued low prices could have a material adverse impact on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. Sustained low prices of crude oil and natural gas may further adversely impact our business as follows:

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

A portion of our natural gas and oil production may be interrupted, limited, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities or interstate pipelines to transport our production, or we might voluntarily curtail production in response to market conditions. For example, from July 2010 until mid-2011, the Partnership’s production at South Timbalier 295 was shut-in as a result of a leak in a third-party pipeline, which significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities, and liquidity in 2011 and 2010. Similarly, the Partnership experienced extended downtime in 2014 for platform repairs at North Padre Island 969/976 and pipeline repairs at Ship Shoal 258/259 in both 2015 and 2014 which reduced revenues, earnings and cash flow. If a substantial amount of our production is interrupted at the same time or for an extended period of time, it could adversely affect our cash flow.

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

The Partnership’s operations are subject to hazards and risks inherent in the drilling, production, and transportation of crude oil and natural gas, including:

•	well blowouts, explosions, and cratering;

•	pipeline or other facility ruptures and spills;

•	fires;

•	formations with abnormal pressures;

•	equipment malfunctions;

•	hurricanes which could affect our operations on and offshore the Gulf Coast, and other natural disasters and weather conditions; and

•	surface spillage and water contamination from petroleum constituents, saltwater, or hydraulic fracturing chemical additives

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

Declining commodity prices may impact the Partnership’s ability to pay distributions to partners, or fund capital expenditures, or both, as cash from operating activities decline.

The Partnership did not make any distributions to Investing Partners during 2015 as a result of lower oil and gas prices during the year and the Partnership utilizing cash to fund asset retirement obligations (ARO). The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover its undiscounted future ARO. If oil and natural gas prices remain at or fall below levels at the end of 2015, the Partnership may not be able to make a distribution to Investing Partners during 2016. Declines in cash from operating activities may reduce funds available for capital expenditures.

The distressed financial conditions of our purchasers and operating partners could have an adverse impact on us in the event they are unable to pay us for the products we provide.

Concerns about global economic conditions and the volatility of oil and natural gas prices have had a significant adverse impact on the oil and gas industry. The Partnership is exposed to risk of financial loss from trade, joint venture and other receivables. The Partnership currently sells its crude oil, natural gas, and NGLs through the properties’ operators under the joint venture operating agreement. Some of the joint venture partners that act as operators or their oil and gas purchasers may experience liquidity problems and may not be able to meet their financial obligations. As a result of current economic conditions and the severe decline in oil and natural gas prices, some of our customers and operating partners may experience severe financial problems that may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers or operating partners will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our purchasers, customers or operating partners, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. Nonperformance by a trade creditor or joint venture partner could result in significant financial losses.

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

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, and as directed by the Secretary of the U.S. Department of the Interior, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE) issued new guidelines and regulations regarding safety, environmental matters, drilling equipment, and decommissioning applicable to drilling in the Gulf of Mexico. These regulations imposed additional requirements and caused delays with respect to development and production activities in the Gulf of Mexico.

With respect to oil and gas operations in the Gulf of Mexico, the BOEM is currently planning to issue a new Notice to Lessees (NTL) significantly revising the obligations of companies operating in the Gulf of Mexico to provide supplemental assurances of performance with respect to plugging, abandonment, and decommissioning obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. We currently expect such new NTL may require that the Partnership provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Partnership’s current ownership interests in various Gulf of Mexico leases.

New political developments, laws, and the enactment of new or stricter regulations in the Gulf of Mexico or otherwise impacting our operations, and increased liability for companies operating in this sector may adversely impact our results of operations.

Changes to existing regulations related to emissions and the impact of any changes in climate could adversely impact our business.

There has been discussion in the United States regarding legislation or regulation of greenhouse gas (GHG). Any such legislation or regulation, if enacted, could tax or assess some form of GHG related fees on the Partnership’s operations and could lead to increased operating expenses. Such legislation, if enacted, could also potentially cause the Partnership to make significant capital investments for infrastructure modifications.

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

The Partnership’s business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. The Partnership, its Managing Partner and joint venture operators depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, communicate with third party partners, and conduct many of our activities. Unauthorized access to our digital technology could lead to operational disruption, data corruption, or exposure to communication interruption, loss of intellectual property, loss of confidential and fiduciary data, and loss or corruption of reserves or other proprietary information. Also, external digital technologies control nearly all of the oil and gas distribution and refining systems in the United States, which are necessary to transport and market our production. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

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

As of December 31, 2015, the Partnership did not have any unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES

Acreage

Acreage is held by the Partnership pursuant to the terms of various leases on federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership does not anticipate any difficulty in retaining any of its leases. A summary of the Partnership’s gross and net acreage as of December 31, 2015, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063

		25,141	1,701

At December 31, 2015, the Partnership did not have an interest in any undeveloped acreage.

Productive Oil and Gas Wells

The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2015, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	6	.38	—	—
South Timbalier 276, 295, 296	LA	1	.07	18	1.27

		7	.45	18	1.27

Net Wells Drilled

The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2015	—	—	—	—	—	—
2014	—	—	—	—	—	—
2013	—	—	—	—	—	—

Production, Pricing and Lease Operating Cost Data

The following table provides, for each of the last three fiscal years, oil, natural gas liquids (NGLs), and gas production for the Partnership, average lease operating costs per Mcfe (including gathering and transportation costs) and average sales prices.

	Production			Average Lease	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)	Operating Cost per Mcfe	Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2015
South Timbalier 295	25	3	60	$2.26	$53.49	$17.72	$2.77
Other fields	—	1	35	8.65	51.86	26.53	2.89

Total	25	4	95	$3.22	$53.47	$18.96	$2.82

2014
South Timbalier 295	23	2	46	$3.13	$99.76	$34.06	$4.96
Other fields	—	1	50	7.94	101.25	60.36	5.09

Total	23	3	96	$4.17	$99.78	$39.69	$5.03

2013
South Timbalier 295	22	2	37	$4.46	$107.79	$33.10	$4.30
Other fields	1	1	214	2.47	104.74	43.06	3.74

Total	23	3	251	$3.35	$107.69	$37.22	$3.82

At December 31, 2015, the South Timbalier 295 field contained approximately 89 percent of the Partnership’s proved reserved, expressed on an oil-equivalent-barrels basis.

Estimated Proved Reserves and Future Net Cash Flows

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and NGLs which by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Reserve estimates are considered proved if they are economically producible and are supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

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

As of December 31, 2015, the Partnership had total estimated proved reserves of 388,602 barrels of crude oil and condensate, 57,812 barrels of NGLs and 1.1 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 623,748 barrels of oil equivalent. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.

The following table shows proved oil, NGL and gas reserves as of December 31, 2015, based on commodity average prices in effect on the first day of each month in 2015, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGL (Mbbls)	Gas (MMcf)
Proved developed	389	58	1,064
Proved undeveloped	—	—	—

Total proved	389	58	1,064

The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2015, 2014, and 2013, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10—Supplemental Oil and Gas Disclosures (Unaudited) in the 2015 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the Partnership owned 100 percent at December 31, 2015, is filed as an exhibit to this Form 10-K.

The primary technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mr. Ali A. Porbandarwala, a Vice President with Ryder Scott. Mr. Porbandarwala has more than seven years of experience in the estimation and evaluation of petroleum reserves and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

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

As of December 31, 2015, there were 1,021.5 of the Partnership’s Units outstanding held by 895 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2015, 2014, or 2013.

As discussed in Item 7, an amendment to the Partnership Agreement in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2015, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per Unit amounts)
Total assets	$13,175	$13,501	$12,799	$12,218	$11,612

Partners’ capital	$10,691	$10,973	$10,426	$9,820	$8,859

Oil and gas sales	$1,707	$2,934	$3,556	$4,377	$5,195

Net income (loss)	$(228)	$812	$966	$1,489	$1,803

Net income (loss) allocated to:
Managing Partner	$47	$271	$326	$462	$552
Investing Partners	(275)	541	640	1,027	1,251

	$(228)	$812	$966	$1,489	$1,803

Net income (loss) per Investing Partner Unit	$(269)	$530	$626	$1,005	$1,225

Cash distributions per Investing Partner Unit	$—	$—	$—	$—	$—

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K, and the Risk Factors information set forth in Part I, Item 1A of this Form 10-K.

The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Prices in recent years have remained volatile and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years. During 2015, the Partnership’s average realized oil price declined 46 percent from 2014, while natural gas prices declined 44 percent. With market prices for oil in early 2016 down from 2015 averages, the Partnership can anticipate lower revenues, earnings and cash flow in 2016. At current prices, the Partnership anticipates a loss for 2016 and a negative cash flow from operating activities after plugging costs.

During 2015, the Partnership’s oil production increased eight percent from last year as a result of recompletions at South Timbalier 295. Gas production declined one percent from 2014 as increased production at South Timbalier 295 was offset by declines at Ship Shoal 258/259 and North Padre Island 969/976.

The Partnership participates in development drilling and recompletion activities as recommended by the operators of the properties in which the Partnership owns an interest. During 2015, the Partnership’s had cash outlays for oil and gas property additions of less than $100,000 as the Partnership did not participate in any new drilling projects during 2015, and participated in only three recompletion projects during the year.

With abandonment operations at Matagorda Island 681/682 and North Padre Island 969/976 during 2015 and significant declines in oil and gas prices during the year, the Partnership did not make any distributions to the Investing Partners during 2015. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of the decline in commodity prices in recent months, and the level of drilling, recompletion and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2016.

Results of Operations

This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2015, 2014, and 2013.

Net Income and Revenue

The Partnership reported net loss of $0.2 million for 2015 compared to net income of $0.8 million for 2014. On a per Investing Partner Unit basis, the partnership reported a loss of $269 per Unit in 2015, compared to net income of $530 per Unit in 2014. The decline in earnings and net income per Investing Partner Unit from 2014 reflected lower oil and gas prices and gas production in 2015, more than offsetting the impact of increased oil production. Earnings for 2015 were also reduced by $84,249 for an anticipated gas balancing settlement with the operator of North Padre Island 969/976 for gas volumes delivered to the Partnership in excess of its ownership interest entitlement. The Partnership reported earnings of $1.0 million in 2013.

Total revenues in 2015 of $1.6 million decreased 45 percent from 2014 on lower oil and gas prices in 2015 and a provision for the settlement of an overproduced gas balancing position at North Padre Island 969/976. The Partnership’s total revenues in 2014 of $2.9 million decreased 17 percent from 2013 on lower oil prices and gas production.

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

The Partnership’s oil, gas and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
		Increase		Increase
	2015	(Decrease)	2014	(Decrease)	2013
Gas volume – Mcf per day	260	(1)%	262	(62)%	687
Average gas price – per Mcf	$2.82	(44)%	$5.03	32%	$3.82
Oil volume – barrels per day	69	8%	64	2%	63
Average oil price – per barrel	$53.47	(46)%	$99.78	(7)%	$107.69
NGL volume – barrels per day	12	50%	8	(20)%	10
Average NGL price – per barrel	$18.96	(52)%	$39.69	7%	$37.22

On October 4, 2015, Ship Shoal 258/259 was shut-in so that the pipeline company that transports the natural gas and oil from the field could perform maintenance on their system. Approximately four days into the work, the pipeline company experienced an explosion and fire at one of their onshore natural gas facilities. While the Partnership does not anticipate incurring any cost related to repairing the pipeline’s facility, the incident will likely cause the Partnership’s production from the field to be shut-in for an extended period of time. The field remained shut-in at the end of 2015, but is expected to return to production during the first quarter of 2016. The Partnership’s sales from Ship Shoal 258/259 at the end of the third quarter of 2015 averaged approximately 100 Mcf per day of natural gas and a small amount of liquids.

In June, 2014, North Padre Island 969/976 was taken off production for repairs and to address safety issues raised by the Bureau of Safety and Environmental Enforcement (BSEE). The operator of the field originally planned to perform the necessary repairs and modifications in 2015 to restore production, but low gas prices made the work uneconomic. In June 2015, the operator proposed abandoning the field, and after receiving partner approval, commenced abandonment operations in the second half of 2015. Before going off production, the field averaged slightly over 100 Mcf per day net to the Partnership in 2014 and 144 Mcf per day net to the Partnership in 2013.

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

Crude Oil Sales

2015 vs. 2014 The Partnership’s crude oil sales in 2015 totaled $1.4 million, down 42 percent from 2014 on lower prices. The Partnership’s average realized oil price in 2015 decreased 46 percent from 2014, dropping to $53.47 per barrel in 2015. The Partnership’s crude oil volumes increased to 69 barrels per day from 64 barrels per day during 2014 as a result of recompletions at South Timbalier 295 in 2015 and 2014.

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

Natural Gas Sales

2015 vs. 2014 Natural gas sales in 2015 decreased 44 percent from a year ago, dropping to $0.3 million on lower gas prices. The Partnership’s average realized gas prices decreased from $5.03 per Mcf in 2014 to $2.82 per Mcf in 2015, reducing sales by $0.2 million. The Partnership’s gas production in 2015 was down one percent from 2014 as increased production at South Timbalier 295 was offset by lower production at Ship Shoal 258/259 and North Padre Island 969/976.

2014 vs. 2013 Natural gas sales in 2014 decreased 50 percent from 2013, dropping to $0.5 million on lower production. A 62 percent decrease in natural gas volumes in 2014 from the same period in 2013 curtailed sales by $0.8 million. The Partnership’s gas production in 2014 was impacted by the shut-in of Matagorda Island 681/682 as being uneconomical, a 60 percent decline in production at Ship Shoal 258/259 for natural depletion and three months downtime for repairs to a third-party pipeline, and the shut-in of North Padre Island 969/976 in 2014 for ongoing repairs as noted above. The Partnership’s average realized gas prices increased from $3.82 per Mcf in 2013 to $5.03 per Mcf in 2014, increasing sales by $0.3 million.

NGL Sales

The Partnership sold 12 barrels per day of natural gas liquids in 2015, up from 8 barrels per day in 2014. The increase reflected higher processed volumes at South Timbalier 295 in 2015. NGL prices in 2015 decreased 52 percent from 2014, dropping to $18.96 per barrel for the year as liquid prices fell along with oil and natural gas prices. The Partnership sold 8 barrels per day of natural gas liquids in 2014, down from 10 barrels per day in 2013. The decrease reflected lower processed volumes at Ship Shoal 258/259 in 2014. NGL prices in 2014 increased seven percent from 2013, rising from $37.22 per barrel in 2013 to $39.69 per barrel in 2014.

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

Operating Expenses

2015 vs. 2014 The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, rose to approximately 28 percent in 2015 from approximately 20 percent in 2014. The dollar amount of DD&A expense in 2015 decreased from the comparable period a year ago as a result of lower oil and gas sales in 2015. For 2015 and 2014, the Partnership recognized asset retirement obligation accretion of $126,687 and $112,566, respectively. Lease operating expenses (LOE) for 2015 were down 20 percent from the same period a year ago, decreasing to $0.8 million in 2015, reflecting lower repair costs in 2015, lower operating costs from the abandonment of North Padre Island 969/976 and Matagorda Island 681/682 and reduced cost from the temporary shut-in of Ship Shoal 258/259. The operators of the properties are delaying discretionary repair work and other costs in light of reduced oil and gas prices and cash flow. Gathering and transportation costs for the delivery of oil and gas increased 15 percent from the same period in 2014 primarily a result of higher oil, gas, and NGL volumes from South Timbalier 295 in 2015. Administrative expense for 2015 decreased three percent compared to the same period in 2014.

Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. If commodity prices do not recover significantly from current levels, the Partnership may be required to recognize a non-cash write-down of the carrying value of its oil and gas properties in 2016. The Partnership’s full cost ceiling limitation at the end of the current quarter was calculated using a historical 12-month pricing average that included oil prices that were higher than current commodity futures prices.

2014 vs. 2013 The Partnership’s depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 20 percent in both 2014 and 2013. The dollar amount of DD&A expense in 2014 decreased from the comparable period a year ago as a result of lower oil and gas sales in 2014. For 2014 and 2013, the Partnership recognized asset retirement obligation accretion of $112,566 and $107,568, respectively. Lease operating expenses (LOE) for 2014 were down 25 percent from the same period in 2013, decreasing to $0.9 million in 2014, reflecting lower repair costs in 2014 and reduced cost from shutting-in Matagorda Island 681/682. Gathering and transportation costs for the delivery of oil and gas decreased 7 percent from the same period in 2013 on lower gas volumes in 2014. Administrative expense for 2014 decreased two percent compared to the same period in 2013.

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

Capital Resources and Liquidity

The Partnership’s primary capital resource is net cash provided by operating activities, which totaled $0.1 million for 2015 and $1.3 million for 2014. The decline from 2014 reflected the significant decline in oil and gas prices and cash outlays for abandonment work. Net cash provided by operating activities totaled $1.6 million for 2013.

At December 31, 2015, the Partnership had approximately $5.2 million in cash and cash equivalents, down slightly from the end of 2014. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production.

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

On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2015, 2014, or 2013.

Capital Commitments

The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2015. The Partnership did not have any contractual obligations as of December 31, 2015, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in this annual report on Form 10-K.

During each of the last three years, the Partnership had modest cash outlays for oil and gas property additions as it did not participate in any new drilling projects. The Partnership participated in three recompletions at South Timbalier 295 in 2015 and one in 2014. The Partnership paid cash settlements for ARO liabilities totaling $0.5 million in 2015 and $0.2 million in each of 2014 and 2013.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total approximately $0.1 million in 2016 for recompletion activity and approximately $0.5 million for plugging and abandonment costs. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to their development or abandonment plans.

With the abandonment operations at Matagorda Island 681/682 and North Padre Island 969/976 during 2015 and significant declines in oil and natural gas prices during the year, the Partnership did not make any distributions to the Investing Partners during 2015. The Partnership also did not make distributions to Investing Partners during 2014 and 2013 as the Partnership built up cash reserves to fund future plugging and abandonment costs.

The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of new lows in commodity prices in recent months, and the level of drilling and recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2016.

As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2015. The per-unit value was determined to be $9,765 based on the valuation date of December 31, 2014. A second right of presentment valuation was computed during October 2015 and the per-unit value was determined to be $9,831 based on a valuation date of June 30, 2015. The Partnership did not repurchase any Investing Partner Units (Units) during 2015 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2014 based on the valuation date of December 31, 2013, was $16,020 and the second per-unit right of presentment in 2014 was $16,260 based on a valuation date of June 30, 2014. The Partnership did not repurchase any Units during 2014. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

There will be two rights of presentment in 2016, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units.

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

The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2015 or 2014.

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

The Partnership’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to the Partnership’s natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2015, monthly oil price realizations ranged from a low of $38.90 per barrel to a high of $65.18 per barrel. Gas price realizations ranged from a monthly low of $2.02 per Mcf to a monthly high of $3.27 per Mcf during the same period. Based on the Partnership’s average daily production for 2015, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $25,000 and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $9,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2015. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2015.

/s/ John J. Christmann IV
Chief Executive Officer and President
(principal executive officer) of Apache Corporation, Managing Partner

/s/ Stephen J. Riney
Executive Vice President and Chief Financial
Officer (principal financial officer) of Apache Corporation, Managing Partner

/s/ Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer) of Apache Corporation, Managing Partner

Houston, Texas

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Apache Offshore Investment Partnership:

We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (a Delaware general partnership) as of December 31, 2015 and 2014, and the related statements of consolidated operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 26, 2016

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2015	2014	2013
REVENUES:
Oil and gas sales	$1,707,495	$2,933,808	$3,555,970
Other revenue (loss)	(84,249)	—	—
Interest income	88	88	116

	1,623,334	2,933,896	3,556,086

EXPENSES:
Depreciation, depletion and amortization	478,748	577,830	727,861
Asset retirement obligation accretion	126,687	112,566	107,568
Lease operating expenses	756,598	947,111	1,256,031
Gathering and transportation costs	124,806	108,187	116,696
Administrative	364,000	376,000	382,000

	1,850,839	2,121,694	2,590,156

NET INCOME (LOSS)	$(227,505)	$812,202	$965,930

NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$47,101	$270,751	$326,207
Investing Partners	(274,606)	541,451	639,723

	$(227,505)	$812,202	$965,930

NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(269)	$530	$626

WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(227,505)	$812,202	$965,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	478,748	577,830	727,861
Asset retirement obligation accretion	126,687	112,566	107,568
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	161,566	(274,118)	83,551
Increase (decrease) in receivable from/payable to Apache Corporation	17,274	5,868	(83,356)
Increase (decrease) in other payables	84,249	—	—
Increase (decrease) in accrued operating expenses	(113,539)	190,563	28,183
Increase (decrease) in asset retirement obligations	(471,934)	(168,927)	(248,843)

Net cash provided by operating activities	55,546	1,255,984	1,580,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(30,013)	(35,402)	(19,361)

Net cash used in investing activities	(30,013)	(35,402)	(19,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(54,584)	(265,297)	(360,104)

Net cash used in financing activities	(54,584)	(265,297)	(360,104)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,051)	955,285	1,201,429
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,275,503	4,320,218	3,118,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,246,452	$5,275,503	$4,320,218

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,246,452	$5,275,503
Accrued revenues receivable	147,848	309,414
Receivable from Apache Corporation	—	2,467

	5,394,300	5,587,384

OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,037,054	194,691,102
Less – Accumulated depreciation, depletion and amortization	(187,256,397)	(186,777,649)

	7,780,657	7,913,453

	$13,174,957	$13,500,837

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$14,807	$—
Current asset retirement obligation	524,166	274,921
Other payables	84,249	—
Accrued operating expenses	229,564	343,103
Accrued development costs	303,136	1,374

	1,155,922	619,398

ASSET RETIREMENT OBLIGATION	1,327,947	1,908,262

PARTNERS’ CAPITAL:
Managing Partner	406,879	414,362
Investing Partners (1,021.5 units outstanding)	10,284,209	10,558,815

	10,691,088	10,973,177

	$13,174,957	$13,500,837

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing	Investing
	Partner	Partners	Total
BALANCE, DECEMBER 31, 2012	$442,805	$9,377,641	$9,820,446
Distributions	(360,104)	—	(360,104)
Net income	326,207	639,723	965,930

BALANCE, DECEMBER 31, 2013	$408,908	$10,017,364	$10,426,272
Distributions	(265,297)	—	(265,297)
Net income	270,751	541,451	812,202

BALANCE, DECEMBER 31, 2014	$414,362	$10,558,815	$10,973,177
Distributions	(54,584)	—	(54,584)
Net income (loss)	47,101	(274,606)	(227,505)

BALANCE, DECEMBER 31, 2015	$406,879	$10,284,209	$10,691,088

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Nature of Operations

Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation (Apache or Managing Partner) as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas exploration, development and production operations. The Operating Partnership conducts the operations of the Investment Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and Operating Partnership. Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Investing Partner Units (Units) outstanding at December 31, 2015. The term “Partnership”, as used hereafter, refers to the Investment Partnership or the Operating Partnership, as the case may be.

The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased net revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks. The Partnership’s working interests in the two remaining venture prospects at December 31, 2015 range from 6.29 percent to 7.08 percent. The two remaining venture prospects are both located offshore Louisiana.

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

Right of Presentment

In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The Partnership did not offer to purchase any Units from Investing Partners in 2015, 2014, or 2013 as a result of the limited amount of cash available for discretionary purposes.

The Partnership is not in a position to predict how many Units will be presented for repurchase during 2016; however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

Right of Presentment Valuation Date	Total Valuation Price	Valuation Price Per Unit
December 31, 2012	$15,743,540	$15,412
June 30, 2013	15,958,079	15,622
December 31, 2013	16,364,853	16,020
June 30, 2014	16,609,939	16,260
December 31, 2014	9,975,347	9,765
June 30, 2015	10,042,327	9,831

Investing Partner Units Outstanding:	2015	2014	2013
Balance, beginning of year	1,021.5	1,021.5	1,021.5
Repurchase of Partnership Units	—	—	—

Balance, end of year	1,021.5	1,021.5	1,021.5

Capital Contributions

A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2015. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,021.5 Units at December 31, 2015.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP and the disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Partnership evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note 10 - Supplemental Oil and Gas Disclosures) and the assessment of asset retirement obligations (see Note 8 – Asset Retirement Obligation).

Cash Equivalents

The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2015 and 2014, the Partnership had $5.2 million and $5.3 million, respectively, of cash and cash equivalents.

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

Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership has not recorded any write-downs of capitalized costs for the three years presented. See Note 10 - Supplemental Oil and Gas Disclosures for a discussion on the calculation of estimated future net cash flows.

Asset Retirement Costs and Obligation

The initial estimated asset retirement obligation related to properties is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to oil and gas properties on the consolidated balance sheet. If the fair value of the recorded asset retirement obligation changes, a revision is recorded to both the asset

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations. Accretion expense on the liability is recognized over the estimated productive life of the related assets.

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. At December 31, 2015, the Partnership carried a liability of $84,249 for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures.

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

Net Income (Loss) Per Investing Unit

The net income (loss) per Investing Partner Unit is calculated by dividing the aggregate Investing Partners’ net income for the period by the number of weighted average Investing Partner Units outstanding for that period.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. COMPENSATION TO AFFILIATES

Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing Partners for the Year Ended December 31,
	2015	2014	2013
	(In thousands)
a. Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$291	$301	$306

b. Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$—	$—	$1

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

	2015	2014	2013
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$194,691	$194,635	$194,452
Costs incurred during the year:
Development –
Investing Partners	314	53	166
Managing Partner	32	3	17

Balance, end of year	$195,037	$194,691	$194,635

Development cost for 2015 and 2013 included $0.3 million and $0.2 million, respectively, of asset retirement cost. The Partnership’s 2014 asset retirement cost additions were negligible.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2012	$21,012	$164,460	$185,472
Provision	23	705	728

Balance, December 31, 2013	$21,035	$165,165	$186,200
Provision	19	559	578

Balance, December 31, 2014	$21,054	$165,724	$186,778
Provision	15	463	478

Balance, December 31, 2015	$21,069	$166,187	$187,256

The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2015, 2014, and 2013 was 28 percent, 20 percent and 20 percent, respectively.

5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION

Revenues received from major third party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third party customers individually accounted for ten percent or more of oil and gas sales.

Remittances from Fieldwood Energy LLC accounted for 100 percent and 91 percent of the Partnership’s oil and gas sales for the years 2015 and 2014, respectively. Shell Trading Company and BP Products North America each accounted for 34 percent of the Partnership’s oil and gas sales for the year 2013.

The Partnership paid an Apache subsidiary transportation fees totaling $3,086 in 2013 for the transportation of Partnership’s share of gas through a 14.4 mile natural gas and condensate pipeline connecting Matagorda Island Block 681 to onshore markets. The fees were at the same rates and terms as previously paid to Shell Oil Company before they sold the pipeline to the Apache subsidiary. Matagorda Island Blocks 681 and 682 have been off production since August 2013 and no fees have been paid by the Partnership since that time.

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

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable -

As of December 31, 2015, and December 31, 2014, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

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

8. ASSET RETIREMENT OBLIGATION

The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2015 and 2014:

	2015	2014
Asset retirement obligation at beginning of year	$2,183,183	$2,219,852
Accretion expense	126,687	112,566
Liabilities settled	(773,696)	(170,212)
Revisions in estimated liabilities	315,939	20,977

Asset retirement obligation at end of year	$1,852,113	$2,183,183

Less current portion	(524,166)	(274,921)

Asset retirement obligation, long-term	$1,327,947	$1,908,262

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

Liabilities settled primarily relate to individual wells plugged and abandoned during the periods presented. The current portion of the ARO liability represents the retirement obligation expected to be incurred in the next twelve months. During 2015, the operator of North Padre Island 969/976 initiated plugging operations on the field with final abandonment anticipated during 2016.

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. TAX-BASIS FINANCIAL INFORMATION

A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2015	2014	2013
Net partnership ordinary income (loss) for federal income tax reporting purposes	$(589,078)	$1,192,449	$1,395,278
Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	29,302	22,893	11,211
Dismantlement and abandonment cost	773,696	170,212	212,865
Abandonment expense	38,419	—	—
Tax depreciation	125,591	117,044	182,005

	967,008	310,149	406,081

Less: full cost DD&A expense	(478,748)	(577,830)	(727,861)
Less: asset retirement obligation accretion	(126,687)	(112,566)	(107,568)

Net income (loss)	$(227,505)	$812,202	$965,930

The Partnership’s tax bases in net oil and gas properties at December 31, 2015, and 2014 was $5,962,436 and $5,931,933, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2015, and 2014.

A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2015	2014
Liabilities for federal income tax purposes	$631,756	$344,477
Asset retirement liability	1,852,113	2,183,183

Liabilities under accounting principles generally accepted in the United States	$2,483,869	$2,527,660

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

(Oil in Mbbls and gas in MMcf)

	2015		2014		2013
	Oil	Gas	Oil	Gas	Oil	Gas
Proved Reserves
Beginning of year	502	1,250	507	1,224	497	1,331
Extensions, discoveries and other additions	—	—	—	—	—	—
Revisions of previous estimates	(25)	(91)	21	122	36	144
Production	(30)	(95)	(26)	(96)	(26)	(251)

End of year	447	1,064	502	1,250	507	1,224

Proved Developed
Beginning of year	502	1,250	507	1,224	497	1,331

End of year	447	1,064	502	1,250	507	1,224

Oil includes crude oil, condensate and natural gas liquids.

All the Partnership’s reserves as of December 31, 2015 are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana. Approximately 87 percent of the Partnership’s current proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.

Future Net Cash Flows

Future cash inflows as of December 31, 2015, 2014, and 2013 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2015	2014	2013
	(In thousands)
Future cash inflows	$24,388	$51,536	$54,518
Future production costs	(7,938)	(9,233)	(9,563)
Future development costs	(4,438)	(5,121)	(5,139)

Net cash flows	12,012	37,182	39,816
10 percent annual discount rate	(5,419)	(18,456)	(20,530)

Discounted future net cash flows	$6,593	$18,726	$19,286

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Sales, net of production costs	$(826)	$(1,879)	$(2,183)
Net change in prices and production costs	(12,084)	(1,543)	280
Revisions of quantities	(532)	1,185	1,935
Discoveries and improved recoveries, net of cost	—	—	—
Accretion of discount	1,873	1,929	1,950
Changes in future development costs	198	9	(65)
Changes in production rates and other	(762)	(261)	(2,130)

	$(12,133)	$(560)	$(213)

APACHE OFFSHORE INVESTMENT PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2015
Revenues	$482	$505	$344	$292	$1,623
Expenses	513	460	481	397	1,851

Net income (loss)	$(31)	$45	$(137)	$(105)	$(228)

Net income (loss) allocated to:
Managing Partner	$15	$34	$(2)	$—	$47
Investing Partners	(46)	11	(135)	(105)	(275)

	$(31)	$45	$(137)	$(105)	$(228)

Net income (loss) per Investing Partner Unit (1)	$(45)	$11	$(132)	$(103)	$(269)

2014
Revenues	$730	$741	$807	$656	$2,934
Expenses	601	535	540	446	2,122

Net income	$129	$206	$267	$210	$812

Net income allocated to:
Managing Partner	$53	$69	$84	$65	$271
Investing Partners	76	137	183	145	541

	$129	$206	$267	$210	$812

Net income per Investing Partner Unit (1)	$74	$134	$179	$142	$530

(1)	The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2015, 2014 and 2013, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2015, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2016 annual meeting of stockholders of Apache (the Apache Proxy Statement) is incorporated herein by reference.

Code of Business Conduct

Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers, and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct (Code of Conduct), and revised it in January 2015. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the “Governance” page of Apache’s website at www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within five business days and maintained for at least twelve months.

ITEM 11.	EXECUTIVE COMPENSATION

See Note (3), “Compensation to Affiliates” of the Partnership’s financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change-in-Control,” and “Director Compensation Table” in the Apache Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2015. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.2 percent of the outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	(1)	Financial Statements – See accompanying index to financial statements in Item 8 above.

	(2)	Financial Statement Schedules – See accompanying index to financial statements in Item 8 above.

	(3)	Exhibits

		3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

		3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

		3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

		10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

		10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

		10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

		*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.

		*31.1	Certification of Principal Executive Officer.

		*31.2	Certification of Principal Financial Officer.

		*32.1	Certification of Principal Executive Officer and Principal Financial Officer.

		*99.1	Report of Ryder Scott Company, L.P., Petroleum Consultants.

		99.2	Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

		99.3	Proxy statement to be dated on or about March 31, 2016, relating to the 2016 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

	*101.INS		XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*	Filed herewith.

b.	See a (3) above.

c.	See a (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP By: Apache Corporation, Managing Partner

Dated: February 26, 2016	/s/ John J. Christmann IV
John J. Christmann IV
Chief Executive Officer and President

POWER OF ATTORNEY

The officers and directors of Apache Corporation, Managing Partner of Apache Offshore Investment Partnership, whose signatures appear below, hereby constitute and appoint John J. Christmann IV, Stephen J. Riney and Rebecca A. Hoyt, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Chief Executive Officer and President (principal executive officer)	February 26, 2016

/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2016

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 26, 2016

Name	Title	Date

/s/ Annell R. Bay Annell R. Bay	Director	February 26, 2016

/s/ Chansoo Joung Chansoo Joung	Director	February 26, 2016

/s/ George D. Lawrence George D. Lawrence	Director	February 26, 2016

/s/ John E. Lowe John E. Lowe	Director	February 26, 2016

/s/ William C. Montgomery William C. Montgomery	Director	February 26, 2016

/s/ Amy H. Nelson Amy H. Nelson	Director	February 26, 2016

/s/ Rodman D. Patton Rodman D. Patton	Director	February 26, 2016

/s/ Charles J. Pitman Charles J. Pitman	Director	February 26, 2016

/s/ Daniel W. Rabun Daniel W. Rabun	Director	February 26, 2016

/s/ Peter A. Ragauss Peter A. Ragauss	Director	February 26, 2016