Form 10-Q
period 2016-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2016-05-06
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
 ________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of March 31, 2016	1,022

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUES:
Oil and gas sales	$313,852	$482,163
Interest income	1,030	—
	314,882	482,163
EXPENSES:
Depreciation, depletion and amortization:
Recurring	136,085	105,338
Additional	1,271,885	—
Asset retirement obligation accretion	19,482	32,031
Lease operating expenses	159,571	254,334
Gathering and transportation costs	47,938	29,231
Administrative	87,000	92,500
	1,721,961	513,434
NET INCOME (LOSS)	$(1,407,079)	$(31,271)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(2,765)	$14,627
Investing Partners	(1,404,314)	(45,898)
	$(1,407,079)	$(31,271)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(1,375)	$(45)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,407,079)	$(31,271)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,407,970	105,338
Asset retirement obligation accretion	19,482	32,031
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	(31,959)	59,896
Increase (decrease) in receivable from/payable to Apache Corporation	38,505	8,201
Increase (decrease) in accrued operating expenses	(76,812)	(17,424)
Increase (decrease) in asset retirement obligations	(228,118)	—
Net cash (used in) provided by operating activities	(278,011)	156,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	(12,284)
Net cash used in investing activities	—	(12,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	40,697	—
Distributions to Managing Partner	—	(29,585)
Net cash provided by (used in) financing activities	40,697	(29,585)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(237,314)	114,902
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,246,452	5,275,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,009,138	$5,390,405
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,009,138	$5,246,452
Accrued revenues receivable	179,807	147,848
	5,188,945	5,394,300
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,037,054	195,037,054
Less – Accumulated depreciation, depletion and amortization	(188,664,367)	(187,256,397)
	6,372,687	7,780,657
	$11,561,632	$13,174,957
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$53,312	$14,807
Current asset retirement obligation	524,166	524,166
Other payables	84,249	84,249
Accrued operating expenses	152,752	229,564
Accrued development costs	75,018	303,136
	889,497	1,155,922
ASSET RETIREMENT OBLIGATION	1,347,429	1,327,947
PARTNERS’ CAPITAL:
Managing Partner	444,811	406,879
Investing Partners (1,021.5 units outstanding)	8,879,895	10,284,209
	9,324,706	10,691,088
	$11,561,632	$13,174,957
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
These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2016, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom and the assessment of asset retirement obligations. Actual results could differ from those estimates.
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10-Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. In the first quarter of 2016, the Partnership recorded a $1,271,885 non-cash write-down of the carrying value of its proved oil and gas properties.

New Pronouncements Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB announced a delay in the effective date of the revenue standard by one year. The deferral results in the new revenue standard becoming effective for annual and interim periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which provides further clarification on the principal versus agent evaluation. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Partnership is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

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

3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2016. The per-unit value was determined to be $6,057 based on the valuation date of December 31, 2015. The Partnership did not repurchase any Investing Partner Units (Units) during the first three months of 2016, and is not expected to purchase any Units in the first half of 2016. The per-unit right of presentment value computed during the first quarter of 2015 was determined to be $9,765 based on the valuation date of December 31, 2014. The Partnership did not repurchase any Units during the first three months of 2015. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2016:

Asset retirement obligation at December 31, 2015	$1,852,113
Accretion expense	19,482
Asset retirement obligation at March 31, 2016	1,871,595
Less current portion	(524,166)
Asset retirement obligation, long-term	$1,347,429

5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2016, and December 31, 2015, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2016, and 2015.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
The Partnership’s business is participation in oil and gas exploration, development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.

Results of Operations

Net Income and Revenue
The Partnership reported a net loss of $1.4 million ($1,375 per Limited Partner Unit) for the first quarter of 2016 compared to a net loss of $31,271 ($45 per Limited Partner Unit) in the first quarter of 2015. The 2016 loss included a $1.3 million non-cash write-down in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil and gas prices compared to the prior year.
Total revenues in the first quarter of 2016 decreased 35 percent from the first quarter of 2015 on lower oil, gas, and NGL prices in 2016. As noted in the table below, oil, gas and NGL prices in the quarter declined 42 percent, 32 percent and 27 percent, respectively, from a year ago.
The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2016	2015	Increase (Decrease)
Gas volume – Mcf per day	318	337	(6)%
Average gas price – per Mcf	$2.08	$3.05	(32)%
Oil volume – barrels per day	81	74	9%
Average oil price – per barrel	$32.73	$56.62	(42)%
NGL volume – barrels per day	8	8	—%
Average NGL price – per barrel	$14.35	$19.71	(27)%
Oil and Gas Sales
Reflecting lower oil prices in 2016, the Partnership’s crude oil sales for the first quarter of 2016 totaled $242,585 compared to $374,993 of crude oil sales in the first quarter of 2015. The Partnership’s average realized price in the first quarter of 2016 decreased $23.89 per barrel from the first quarter of 2015, reducing sales by $158,231. Crude oil volumes increased to 81 barrels per day as recompletions at South Timbalier 295 in 2015 more than offset the impact of natural depletion.
Natural gas sales in the first quarter of 2016 totaled $60,331 down 35 percent from the amount realized in 2015. The Partnership’s average realized natural gas price for the quarter decreased $0.97 per Mcf, or 32 percent, from the first quarter of 2015, reducing sales by $29,429 from a year ago. Natural gas volumes decreased 6 percent from the first quarter of 2015. Natural gas production added from recompletions at South Timbalier 295 was more than offset by lower production at Ship Shoal 258/259, which experienced periodic downtime during the first quarter of 2016 as a result of issues with a third-party pipeline. The field was producing again at the end of the quarter.

During the first quarter of each of 2016 and 2015, the Partnership sold 8 barrels per day of natural gas liquids. The Partnership’s average NGL price for the current quarter decreased 27 percent from a year ago to $14.35 per barrel.
Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production during the remainder of 2016 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 43 percent for the first quarter of 2016 and 22 percent for the first quarter of 2015. The increase in the rate as a percentage of oil and gas sales in 2016 reflected the impact of declining oil and gas prices. The dollar amount of recurring DD&A expense for the first three months of 2016 increased slightly from the comparable period a year ago.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. As a result of the ceiling limitation, the Partnership wrote-down the carrying value of its oil and gas properties by approximately $1.3 million during the first quarter of 2016 which is reflected as additional DD&A expense.
If commodity prices do not recover from current levels, the Partnership may be required to recognize a non-cash write-down of the carrying value of its oil and gas properties in the second quarter of 2016. The Partnership’s full cost ceiling limitation at the end of the current quarter was calculated using a historical 12-month pricing average that included oil prices from the second quarter of 2015 which were higher than current commodity futures prices.

The Partnership recognized $19,482 in asset retirement obligation accretion for the first quarter of 2016 compared to $32,031 for the first quarter of 2015. The decline reflected the abandonment of Matagorda Island 681 and North Padre Island 969/976 in the fourth quarter of 2015.
Lease operating expenses (LOE) for the first quarter of 2016 of $159,571 decreased 37 percent from the first quarter of 2015 on lower repair costs and the reduced cost resulting from permanently shutting-in North Padre Island 969/976 for abandonment and temporarily shutting-in Ship Shoal 258/259 for third-party pipeline repairs. The operators of the Partnership's properties are delaying discretionary repair work and other costs in light of reduced oil and gas prices and cash flow.
Gathering and transportation costs for the delivery of oil and gas totaled $47,938 in the first quarter of 2016 compared to $29,231 in the comparable period in 2015. The increase from a year ago was a result of higher oil and gas volumes from South Timbalier 295 in 2016 and additional cost related to prior production that was passed on by the operator of South Timbalier 295 during 2016.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first three months of 2016, the Partnership had $278,011 of negative cash from operating activities as the Partnership funded liabilities for accrued asset retirement obligations and operating expenses. The Partnership had positive cash provided by operations totaling $156,771 in the first three months of 2015.
At March 31, 2016, the Partnership had approximately $5.0 million in cash and cash equivalents, down from approximately $5.2 million at December 31, 2015 as the Partnership paid accrued asset retirement obligations and operating expenses during the first quarter of 2016. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
The Partnership’s future financial condition, results of operations, and cash from operating activities will largely depend upon prices received for its oil and natural gas production. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty, and a variety of factors beyond the Partnership’s control. These factors include worldwide political and economic conditions, the foreign and domestic supply of oil and natural gas, the price of foreign imports, the level of consumer demand, weather, and the price and availability of alternative fuels.

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

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2016. The Partnership did not have any contractual obligations as of March 31, 2016, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
During the first three months of 2016 the Partnership had no cash outlays for capital expenditures for additions to oil and gas properties as it did not participate in any drilling or recompletion projects during the period. The Partnership’s cash outlays for capital expenditures during the first three months of 2015 totaled $12,284 as the Partnership participated in a recompletion project during the period. During the first three months of 2016, the Partnership made cash outlays of $228,118 on accrued asset retirement obligations incurred during the fourth quarter of 2015. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.1 million during the remainder of 2016 as no new drilling projects are currently planned for 2016. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.
Because of declining oil and gas prices over the last year and a half and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first three months of 2016. The Partnership also made no distribution to Investing Partners during the first three months of 2015 as a result of declining product prices and the large amount of pending plugging costs for Matagorda Island 681 and North Padre Island 969/976.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the second half of 2016.
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2016. The per-unit value was determined to be $6,057 based on the valuation date of December 31, 2015. The Partnership will not repurchase any Investing Partner Units (Units) during the first half of 2016 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2016 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any units. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first three months of 2016 or 2015.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2015, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the three months ended March 31, 2016, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2015.

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

**31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer
**31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer
**101.INS	XBRL Instance Document.
**101.SCH	XBRLTaxonomy Schema Document.
**101.CAL	XBRLCalculation Linkbase Document.
**101.DEF	XBRLDefinition Linkbase Document.
**101.LAB	XBRLLabel Linkbase Document.
**101.PRE	XBRLPresentation Linkbase Document.
*    Incorporated by reference herein.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	May 5, 2016	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	May 5, 2016	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner