Form 10-Q
period 2016-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2016-08-04
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of June 30, 2016	1,022

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Oil and gas sales	$379,488	$504,720	$693,340	$986,883
Interest income	1,275	22	2,305	22
	380,763	504,742	695,645	986,905
EXPENSES:
Depreciation, depletion and amortization:
Recurring	164,924	128,548	301,009	233,886
Additional	1,392,268	—	2,664,153	—
Asset retirement obligation accretion	19,767	32,499	39,249	64,530
Lease operating expenses	156,693	167,080	316,264	421,414
Gathering and transportation costs	30,682	39,176	78,620	68,407
Administrative	87,000	92,000	174,000	184,500
	1,851,334	459,303	3,573,295	972,737
NET INCOME (LOSS)	$(1,470,571)	$45,439	$(2,877,650)	$14,168
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$12,419	$33,910	$9,655	$48,537
Investing Partners	(1,482,990)	11,529	(2,887,305)	(34,369)
	$(1,470,571)	$45,439	$(2,877,650)	$14,168
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(1,452)	$11	$(2,827)	$(34)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,877,650)	$14,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,965,162	233,886
Asset retirement obligation accretion	39,249	64,530
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	6,656	(10,272)
Increase (decrease) in receivable from/payable to Apache Corporation	8,997	2,628
Increase (decrease) in other payables	(84,249)	—
Increase (decrease) in accrued operating expenses	(109,085)	(50,734)
Increase (decrease) in asset retirement obligations	(290,458)	(3,607)
Net cash (used in) provided by operating activities	(341,378)	250,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(34,160)	(16,335)
Net cash used in investing activities	(34,160)	(16,335)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	41,831	—
Distributions to Managing Partner	—	(49,904)
Net cash provided by (used in) financing activities	41,831	(49,904)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(333,707)	184,360
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,246,452	5,275,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,912,745	$5,459,863
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,912,745	$5,246,452
Accrued revenues receivable	141,192	147,848
	5,053,937	5,394,300
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,071,214	195,037,054
Less – Accumulated depreciation, depletion and amortization	(190,221,559)	(187,256,397)
	4,849,655	7,780,657
	$9,903,592	$13,174,957
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$23,804	$14,807
Current asset retirement obligation	524,166	524,166
Other payables	—	84,249
Accrued operating expenses	120,479	229,564
Accrued development costs	12,678	303,136
	681,127	1,155,922
ASSET RETIREMENT OBLIGATION	1,367,196	1,327,947
PARTNERS’ CAPITAL:
Managing Partner	458,365	406,879
Investing Partners (1,021.5 units outstanding)	7,396,904	10,284,209
	7,855,269	10,691,088
	$9,903,592	$13,174,957
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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2016, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $1,392,268 during the second quarter of 2016 and $2,664,153 during the first six months of 2016.

New Pronouncements Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, which provides further clarification on the principal versus agent evaluation. The guidance is effective for the annual and interim periods beginning after December 31, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Partnership is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

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

3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2016. The per-unit value was determined to be $6,057 based on the valuation date of December 31, 2015. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2016 as a result of the limited amount of cash available for discretionary purposes. The Partnership is not in a position to predict how many Units will be presented for repurchase during the remainder of 2016 and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase any Units. The per-unit right of presentment value computed during the first quarter of 2015 was determined to be $9,765 based on the valuation date of December 31, 2014. The Partnership did not repurchase any Units during the first six months of 2015. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2016:

Asset retirement obligation at December 31, 2015	$1,852,113
Accretion expense	39,249
Asset retirement obligation at June 30, 2016	1,891,362
Less current portion	(524,166)
Asset retirement obligation, long-term	$1,367,196

5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2016, and December 31, 2015, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2016, and 2015.

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

Results of Operations

Net Income and Revenue
The Partnership reported a net loss of $1.5 million ($1,452 per Limited Partner Unit) for the second quarter of 2016 compared to net income of $45,439 ($11 per Limited Partner Unit) in the second quarter of 2015. The 2016 loss included a $1.4 million non-cash write-down in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil and gas prices compared to the prior year.
For the first six months of 2016, the Partnership reported a net loss of $2.9 million ($2,827 per Limited Partner Unit) compared to net income of $14,168 ($34 loss per Limited Partner Unit on total Limited Partner loss of $34,369) in the comparable period of 2015. The 2016 loss included $2.7 million of non-cash write-downs in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil and gas prices compared to the prior year.
Total revenues in the second quarter of 2016 decreased 25 percent from the second quarter of 2015 on lower oil, gas, and NGL prices in 2016. As noted in the table below, oil, gas and NGL prices in the quarter declined 29 percent, 31 percent and 21 percent, respectively, from a year ago. Total revenues in the first six months of 2016 decreased 30 percent from the first six months of 2015 on lower oil, gas, and NGL prices in 2016.
The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Gas volume – Mcf per day	372	300	24%	345	318	8%
Average gas price – per Mcf	$1.84	$2.65	(31)%	$1.95	$2.86	(32)%
Oil volume – barrels per day	77	73	5%	79	73	8%
Average oil price – per barrel	$42.50	$59.57	(29)%	$37.46	$58.10	(36)%
NGL volume – barrels per day	16	20	(20)%	12	14	(14)%
Average NGL price – per barrel	$14.95	$19.03	(21)%	$14.74	$19.23	(23)%
Oil and Gas Sales
Reflecting lower oil prices in 2016, the Partnership’s crude oil sales for the second quarter of 2016 totaled $296,166 compared to $397,653 of crude oil sales in the second quarter of 2015. The Partnership’s average realized price in the second quarter of 2016 decreased $17.07 per barrel from the second quarter of 2015, reducing sales by $113,940. Crude oil volumes increased to 77 barrels per day as recompletions at South Timbalier 295 in 2015 more than offset the impact of natural depletion.
Natural gas sales in the second quarter of 2016 totaled $62,232 down 14 percent from the amount realized in 2015. The Partnership’s average realized natural gas price for the quarter decreased $0.81 per Mcf, or 31 percent, from the first quarter of 2015, reducing sales by $22,116 from a year ago. Natural gas volumes increased 24 percent from the second quarter of 2015 as a result of recompletions at South Timbalier 295 in 2015 and Ship Shoal 258/259 in 2016.

During the second quarter of 2016, the Partnership sold 16 barrels per day of natural gas liquids compared to 20 barrels per day in 2015. The decrease reflected lower processed volumes at South Timbalier 295 in 2016. The Partnership’s average NGL price for the current quarter decreased 21 percent from a year ago to $14.95 per barrel.
Crude oil sales for the first six months of 2016 totaled $0.5 million, down 30 percent from the same period in 2015. The Partnership’s average realized oil price for the first six months of 2016 decreased 36 percent from the first six months of 2015, dropping to $37.46 per barrel in 2016. The Partnership’s crude oil volumes increased from 73 barrels per day during the first six months of 2015 to 79 barrels per day during the same period of 2016 as a result of recompletions at South Timbalier 295.
Natural gas sales for the first six months of 2016 decreased 26 percent from a year ago, dropping to $122,563 in the current period from $164,912 during the first six months of 2015. The Partnership’s average realized gas prices decreased from $2.86 per Mcf in the first six months of 2015 to $1.95 per Mcf in 2016, reducing sales by $52,455. A 27 Mcf per day, or 8 percent increase in natural gas volumes during the first six months of 2016 from the same period a year ago increased sales by $10,106. The Partnership’s increase in gas production in 2016 primarily reflected the recompletions at South Timbalier 295.
The Partnership sold 12 barrels per day of natural gas liquids in the first six months of 2016, down from 14 barrels per day in the first six months of 2015. The decrease reflected lower processed volumes at South Timbalier 295 in 2016. NGL prices for the first six months decreased 23 percent from a year ago, dropping to $14.74 per barrel in 2016.
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
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 43 percent for the second quarter of 2016 and 25 percent for the second quarter of 2015. DD&A, expressed as a percentage of oil and gas sales, for the first six months of 2016 and 2015 was 43 percent and 24 percent, respectively. The increase in the rate as a percentage of oil and gas sales in 2016 reflected the impact of declining oil and gas prices. The dollar amount of recurring DD&A expense for the first six months of 2016 increased from the comparable period a year ago as a result of the higher DD&A rate.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. As a result of the ceiling limitation, the Partnership wrote-down the carrying value of its oil and gas properties by approximately $1.4 million during the second quarter of 2016 and $2.7 million during the first six months of 2016. The write-downs are reflected as additional DD&A expense.
If commodity prices do not recover from current levels, the Partnership may be required to recognize a non-cash write-down of the carrying value of its oil and gas properties in the second half of 2016. The Partnership’s full cost ceiling limitation at the end of the current quarter was calculated using a historical 12-month pricing average that included oil prices from the third quarter of 2015 which were higher than current commodity futures prices

The Partnership recognized $19,767 in asset retirement obligation accretion for the second quarter of 2016 compared to $32,499 for the second quarter of 2015. For the six month periods, the Partnership recognized $39,249 in asset retirement obligation accretion for 2016 compared to $64,530 for 2015. The declines reflected the abandonment of Matagorda Island 681 and North Padre Island 969/976 in the fourth quarter of 2015.
Lease operating expenses (LOE) for the second quarter of 2016 of $156,693 decreased six percent from the second quarter of 2015 with the reduced cost resulting from permanently shutting-in North Padre Island 969/976 for abandonment. LOE for the first six months of 2016 of $316,264 decreased 25 percent from the comparable period in 2015 as a result of permanently shutting-in North Padre Island 969/976 for abandonment and temporarily shutting-in Ship Shoal 258/259 for third-party pipeline repairs during the first quarter of 2016.

Gathering and transportation costs for the delivery of oil and gas totaled $30,682 in the second quarter of 2016 compared to $39,176 in the comparable period in 2015. The decline in transportation cost in 2016 was a result of a change in marketing arrangements on the South Timbalier 295 oil where transportation is deducted from the oil sales prices instead of paid separately. Gathering and transportation costs during the first six months of 2016 totaled $78,620 compared to $68,407 for the first six months of 2015. The increase for the six month period was a result of higher oil and gas volumes in 2016 and additional cost related to prior production that was passed on by the operator of South Timbalier 295 during 2016.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2016, the Partnership had $341,378 of negative cash from operating activities as the Partnership funded liabilities for accrued asset retirement obligations and operating expenses. The Partnership had positive cash provided by operations totaling $250,599 in the first six months of 2015.
At June 30, 2016, the Partnership had approximately $4.9 million in cash and cash equivalents, down from approximately $5.2 million at December 31, 2015 as the Partnership paid accrued asset retirement obligations and operating expenses during the first half of 2016. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2016. The Partnership did not have any contractual obligations as of June 30, 2016, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
During the first six months of 2016 the Partnership's cash outlays for capital expenditures for additions to oil and gas properties totaled $34,160 as it participated in a recompletion project at Ship Shoal 258/259 during the period. The Partnership’s cash outlays for capital expenditures during the first six months of 2015 totaled $16,335 as the Partnership participated in a recompletion project at South Timbalier 295 during the period. During the first six months of 2016, the Partnership made cash outlays of $290,458 on accrued asset retirement obligations incurred during the fourth quarter of 2015.

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
Because of low oil and gas prices and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first six months of 2016. The Partnership also made no distribution to Investing Partners during the first six months of 2015 as a result of low product prices and the large amount of pending plugging costs for Matagorda Island 681 and North Padre Island 969/976.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first six months of 2016 or 2015.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2015, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the six months ended June 30, 2016, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2015.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	August 4, 2016	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	August 4, 2016	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner