Form 10-Q
period 2016-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2016-11-03
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of September 30, 2016	1,022

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Oil and gas sales	$327,784	$427,111	$1,021,124	$1,413,994
Other revenue (loss)	—	(82,640)	—	(82,640)
Interest income	2,838	4	5,143	27
	330,622	344,475	1,026,267	1,331,381
EXPENSES:
Depreciation, depletion and amortization:
Recurring	120,227	130,429	421,236	364,315
Additional	209,027	—	2,873,180	—
Asset retirement obligation accretion	20,058	32,910	59,307	97,440
Lease operating expenses	131,127	192,007	447,391	613,421
Gathering and transportation costs	3,353	33,744	81,973	102,151
Administrative	87,000	92,250	261,000	276,750
	570,792	481,340	4,144,087	1,454,077
NET INCOME (LOSS)	$(240,170)	$(136,865)	$(3,117,820)	$(122,696)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$13,507	$(2,281)	$23,162	$46,256
Investing Partners	(253,677)	(134,584)	(3,140,982)	(168,952)
	$(240,170)	$(136,865)	$(3,117,820)	$(122,696)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(248)	$(132)	$(3,075)	$(165)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,117,820)	$(122,696)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,294,416	364,315
Asset retirement obligation accretion	59,307	97,440
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	32,667	68,725
Increase (decrease) in receivable from/payable to Apache Corporation	(6,350)	24,181
Increase (decrease) in other payables	(84,249)	82,640
Increase (decrease) in accrued operating expenses	(116,671)	(86,300)
Increase (decrease) in asset retirement obligations	(290,458)	(209,635)
Net cash (used in) provided by operating activities	(229,158)	218,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(38,187)	(17,552)
Net cash used in investing activities	(38,187)	(17,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	9,683	—
Distributions to Managing Partner	—	(59,317)
Net cash provided by (used in) financing activities	9,683	(59,317)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(257,662)	141,801
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,246,452	5,275,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,988,790	$5,417,304
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,988,790	$5,246,452
Accrued revenues receivable	115,181	147,848
	5,103,971	5,394,300
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,075,241	195,037,054
Less – Accumulated depreciation, depletion and amortization	(190,550,813)	(187,256,397)
	4,524,428	7,780,657
	$9,628,399	$13,174,957
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$8,457	$14,807
Current asset retirement obligation	524,166	524,166
Other payables	—	84,249
Accrued operating expenses	112,893	229,564
Accrued development costs	12,678	303,136
	658,194	1,155,922
ASSET RETIREMENT OBLIGATION	1,387,254	1,327,947
PARTNERS’ CAPITAL:
Managing Partner	439,724	406,879
Investing Partners (1,021.5 units outstanding)	7,143,227	10,284,209
	7,582,951	10,691,088
	$9,628,399	$13,174,957
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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2016, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $209,027 during the third quarter of 2016 and $2,873,180 during the first nine months of 2016.

New Pronouncements Issued But Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Partnership is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses."  The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year.  The Partnership does not expect to adopt the guidance early. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Partnership is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Partnership will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Partnership is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, which provides further clarification on the principal versus agent evaluation. The guidance is effective for the annual and interim periods beginning after December 31, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Partnership is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

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

3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2016. The per-unit value was determined to be $6,057 based on the valuation date of December 31, 2015. A second right of presentment valuation was computed during October 2016 and the per-unit value was determined to be $6,091 based on a valuation date of June 30, 2016. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2016, and is not expected to purchase any Units in the fourth quarter of 2016. The per-unit right of presentment value computed during the first quarter of 2015 was determined to be $9,765 based on the valuation date of December 31, 2014, and the second per-unit right of presentment in 2015 was $9,831 based on a valuation date of June 30, 2015. The Partnership did not repurchase any Units during the first nine months of 2015. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2016:

Asset retirement obligation at December 31, 2015	$1,852,113
Accretion expense	59,307
Asset retirement obligation at September 30, 2016	1,911,420
Less current portion	(524,166)
Asset retirement obligation, long-term	$1,387,254

5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2016, and December 31, 2015, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2016, and 2015.

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

Results of Operations

Net Income and Revenue
The Partnership reported a net loss of $240,170 ($248 per Limited Partner Unit) for the third quarter of 2016 compared to a net loss of $136,865 ($132 per Limited Partner Unit) in the third quarter of 2015. The loss for the third quarter of 2016 included a $0.2 million non-cash write-down in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil prices and production compared to the prior year. Earnings for the third quarter of 2015 were reduced by $82,640 for a gas balancing settlement with the operator of North Padre Island 969 for gas volumes delivered in excess of its ownership interest entitlement.
For the first nine months of 2016, the Partnership reported a net loss of $3.1 million ($3,075 per Limited Partner Unit) compared to a net loss of $122,696 ($165 loss per Limited Partner Unit) in the comparable period of 2015. The 2016 loss included $2.9 million of non-cash write-downs in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil and gas prices compared to the prior year.
Total revenues in the third quarter of 2016 decreased 4 percent from the third quarter of 2015 on lower oil prices and production in 2016. As noted in the table below, oil prices in the quarter declined 18 percent and oil production declined 14 percent from a year ago. Total revenues in the first nine months of 2016 decreased 23 percent from the first nine months of 2015 on lower oil, gas, and NGL prices in 2016. Revenues in the third quarter and first nine months of 2015 were reduced by the gas balancing provision recognized for North Padre Island 969.
The Partnership’s oil, gas and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Gas volume – Mcf per day	278	266	5%	323	301	7%
Average gas price – per Mcf	$3.10	$2.93	6%	$2.29	$2.88	(20)%
Oil volume – barrels per day	61	71	(14)%	73	73	—%
Average oil price – per barrel	$42.03	$51.03	(18)%	$38.74	$55.76	(31)%
NGL volume – barrels per day	6	14	(57)%	10	14	(29)%
Average NGL price – per barrel	$24.99	$15.97	56%	$16.74	$18.15	(8)%
Oil and Gas Sales
Reflecting lower oil prices and production in 2016, the Partnership’s crude oil sales for the third quarter of 2016 totaled $235,129 compared to $335,088 of crude oil sales in the third quarter of 2015. The Partnership’s average realized price in the third quarter of 2016 decreased $9 per barrel from the third quarter of 2015, reducing sales by $59,097. Crude oil volumes decreased to 61 barrels per day in the third quarter of 2016 as a result of natural depletion and four days of downtime at South Timbalier 295 for pipeline maintenance. The downtime at South Timbalier 295 continued for 10 days after the quarter-end.

Natural gas sales in the third quarter of 2016 totaled $79,464 up 11 percent from the amount realized in 2015. The Partnership’s average realized natural gas price for the quarter increased $0.17 per Mcf, or 6 percent, from the third quarter of 2015, increasing sales by $4,164 from a year ago. Natural gas volumes increased 5 percent from the third quarter of 2015 as a result of recompletions at South Timbalier 295 in 2015 and Ship Shoal 258/259 in 2016.

During the third quarter of 2016, the Partnership sold 6 barrels per day of natural gas liquids compared to 14 barrels per day in 2015. The decrease reflected lower processed volumes at South Timbalier 295 in 2016. The Partnership’s average NGL price for the current quarter was up from a year ago.
Crude oil sales for the first nine months of 2016 totaled $0.8 million, down 30 percent from the same period in 2015. The Partnership’s average realized oil price for the first nine months of 2016 decreased 31 percent from the first nine months of 2015, dropping to $38.74 per barrel in 2016. The Partnership’s crude oil volumes were flat at 73 barrels per day during the first nine months of 2016 and 2015 as recompletions at South Timbalier 295 offset the impact of natural depletion and pipeline downtime.
Natural gas sales for the first nine months of 2016 decreased 15 percent from a year ago, dropping to $202,027 in the current period from $236,594 during the first nine months of 2015. The Partnership’s average realized gas prices decreased from $2.88 per Mcf in the first nine months of 2015 to $2.29 per Mcf in 2016, reducing sales by $48,461. A 22 Mcf per day, or 7 percent increase in natural gas volumes during the first nine months of 2016 from the same period a year ago increased sales by $13,894. The Partnership’s increase in gas production in 2016 primarily reflected the recompletions at South Timbalier 295.
The Partnership sold 10 barrels per day of natural gas liquids in the first nine months of 2016, down from 14 barrels per day in the first nine months of 2015. The decrease reflected lower processed volumes at South Timbalier 295 in 2016. NGL prices for the first nine months decreased 8 percent from a year ago, dropping to $16.74 per barrel in 2016.
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
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A) rate, expressed as a percentage of oil and gas sales, was approximately 37 percent for the third quarter of 2016 and 31 percent for the third quarter of 2015. DD&A, expressed as a percentage of oil and gas sales, for the first nine months of 2016 and 2015 was 41 percent and 26 percent, respectively. The increase in the rate as a percentage of oil and gas sales in 2016 reflected the impact of declining oil and gas prices. The dollar amount of recurring DD&A expense for the first nine months of 2016 increased from the comparable period a year ago as a result of the higher DD&A rate.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. As a result of the ceiling limitation, the Partnership wrote-down the carrying value of its oil and gas properties by approximately $0.2 million during the third quarter of 2016 and $2.9 million during the first nine months of 2016. The write-downs are reflected as additional DD&A expense. If commodity prices do not recover from current levels, the Partnership may be required to recognize a non-cash write-down of the carrying value of its oil and gas properties in the fourth quarter of 2016.

The Partnership recognized $20,058 in asset retirement obligation accretion for the third quarter of 2016 compared to $32,910 for the third quarter of 2015. For the nine month periods, the Partnership recognized $59,307 in asset retirement obligation accretion for 2016 compared to $97,440 for 2015. The declines reflected the abandonment of Matagorda Island 681 and North Padre Island 969/976 in the fourth quarter of 2015.

Lease operating expenses (LOE) for the third quarter of 2016 of $131,127 decreased 32 percent from the third quarter of 2015 with the reduced cost resulting from permanently shutting-in North Padre Island 969/976 for abandonment. LOE for the first nine months of 2016 of $447,391 decreased 27 percent from the comparable period in 2015 as a result of permanently shutting-in North Padre Island 969/976 for abandonment and temporarily shutting-in Ship Shoal 258/259 for third-party pipeline repairs during the first quarter of 2016.
Gathering and transportation costs for the delivery of oil and gas totaled $3,353 in the third quarter of 2016 compared to $33,744 in the comparable period in 2015. The decline in transportation cost in 2016 was a result of a change in marketing arrangements on the South Timbalier 295. Gathering and transportation costs during the first nine months of 2016 totaled $81,973 compared to $102,151 for the first nine months of 2015.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2016, the Partnership had $229,158 of cash outflows from operating activities as the Partnership funded liabilities for accrued asset retirement obligations and operating expenses. The Partnership had positive cash provided by operations totaling $218,670 in the first nine months of 2015.
At September 30, 2016, the Partnership had approximately $5.0 million in cash and cash equivalents, down from approximately $5.2 million at December 31, 2015 as the Partnership paid accrued asset retirement obligations and operating expenses during the first nine months of 2016. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2016. The Partnership did not have any contractual obligations as of September 30, 2016, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.

During the first nine months of 2016 the Partnership's cash outlays for capital expenditures for additions to oil and gas properties totaled $38,187 as it participated in a recompletion project at Ship Shoal 258/259 during the period. The Partnership’s cash outlays for capital expenditures during the first nine months of 2015 totaled $17,552 as the Partnership participated in a recompletion project at South Timbalier 295 during the period. During the first nine months of 2016, the Partnership made cash outlays of $290,458 on accrued asset retirement obligations incurred during the fourth quarter of 2015. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of less than $0.1 million during the remainder of 2016 as no new drilling projects are currently planned for 2016. Capital estimates may change based on realized prices, changes by the operator to the development plan, pipeline construction or modifications, or changes in government regulations.
Because of low oil and gas prices and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first nine months of 2016, and no distributions to Investing Partners are anticipated during the fourth quarter of 2016. The Partnership also made no distribution to Investing Partners during the first nine months of 2015 as a result of low product prices and the large amount of pending plugging costs for Matagorda Island 681 and North Padre Island 969/976.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the first half of 2017.
With respect to oil and gas operations in the Gulf of Mexico, the BOEM has issued Notice to Lessees (NTL) No. 2016-N01 pertaining to the obligations of companies to provide supplemental assurances for performance with respect to plugging, abandonment, decommissioning, and site clearance obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. Under this NTL, the Partnership will likely be required to provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Partnership’s current ownership interests in various Gulf of Mexico leases. The Partnership will likely satisfy such requirements through the provision of bonds or other forms of security. Management does not believe the ultimate satisfaction of the NTL requirements will adversely affect the Partnership's overall liquidity.
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2016. The per-unit value was determined to be $6,057 based on the valuation date of December 31, 2015. A second right of presentment valuation was computed during October 2016 and the per-unit value was determined to be $6,091 based on a valuation date of June 30, 2016. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2016, and is not expected to purchase any Units in the fourth quarter of 2016 as a result of the Partnership’s limited amount of cash available for discretionary purposes. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first nine months of 2016 or 2015.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2015, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the nine months ended September 30, 2016, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2015.

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

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer
*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Schema Document.
*101.CAL	XBRL Calculation Linkbase Document.
*101.DEF	XBRL Definition Linkbase Document.
*101.LAB	XBRL Label Linkbase Document.
*101.PRE	XBRL Presentation Linkbase Document.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	November 3, 2016	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	November 3, 2016	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner