Form 10-K
period 2016-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2017-02-24
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 0-13546
________________________________________________________________
APACHE OFFSHORE INVESTMENT PARTNERSHIP
________________________________________________________________

Delaware	41-1464066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 296-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2016	$5,898,618
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Apache Corporation’s proxy statement relating to its 2017 annual meeting of stockholders have been incorporated by reference into Part III hereof.

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

i

FORWARD-LOOKING STATEMENTS AND RISK
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2016, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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

•
other factors disclosed under Item 1A – “Risk Factors,” Item 2 – “Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K.

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
The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2016, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
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
2016 Results and Business Development
The Partnership reported a net loss in 2016 of $3.1 million, or $3,103 per Investing Partner Unit. Earnings were down approximately $2.9 million from the $0.2 million of net loss reported in 2015. The 2016 net loss included $2.9 million of non-cash write-downs in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil and gas prices compared to the prior year. The Partnership’s average realized gas price decreased 11 percent from a year ago to $2.50 per Mcf while oil prices declined 25 percent from a year ago to $40.27 per barrel. Natural gas production averaged 290 Mcf per day in 2016, up 12 percent from 2015. Oil production averaged 68 barrels of oil per day in 2016, down slightly from 2015. During 2016, the Partnership’s cash outlays for oil and gas property additions totaled $38,231 as the Partnership participated in a recompletion project at Ship Shoal 258/259. The Partnership did not participate in any new drilling projects.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total approximately $0.2 million in 2017 for recompletion projects scheduled at South Timbalier 295. Final abandonment activity for removal of the platforms at North Padre Island 969/976 has been deferred until 2018. Removal of these platforms was originally expected to occur in 2016. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2016, 47 of those prospects have been surrendered or sold. As of December 31, 2016, the Partnership had 23 productive wells on the Partnership’s two remaining developed fields, both offshore Louisiana. The Partnership had, at December 31, 2016, estimated proved oil and gas reserves of 581,680 barrels of oil equivalent.
For a more in-depth discussion of the Partnership’s 2016 results and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Marketing
The Partnership has historically marketed its oil and gas production under the joint operating agreements with the operators of its properties. Beginning in 2016, Apache, as Managing Partner of the Partnership, began marketing the Partnership's share of oil production from South Timbalier 295, the Partnership's largest source of production. The operator continues to market all other production of the Partnership. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. These contracts provide for sales that are priced at prevailing market prices. Apache primarily markets to major oil companies, marketing and transportation companies and refiners at current index prices, adjusted for quality, transportation and market-reflective differentials. The change to Apache to market oil production from South Timbalier 295 was made to improve the timing of cash receipts and reduce the credit risk from third-party purchasers and remitters.
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
The Partnership’s revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2016 ranged from a high of $54.06 per barrel to a low of $26.21 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2016 ranged from a high of $3.93 per MMBtu to a low of $1.64 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond the Partnership’s control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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
Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which have declined significantly over the past two years. The recent declines in oil and natural gas prices have adversely affected our revenues, operating income, cash flow, and proved reserves. Continued low prices could have a material adverse impact on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. Sustained low prices of crude oil and natural gas may further adversely impact our business as follows:

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
A portion of our natural gas and oil production may be interrupted, limited, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities or interstate pipelines to transport our production, or we might voluntarily curtail production in response to market conditions. For example, from July 2010 until mid-2011, the Partnership’s production at South Timbalier 295 was shut-in as a result of a leak in a third-party pipeline, which significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities, and liquidity in 2011 and 2010. Similarly, the Partnership experienced downtime in 2016 and 2015 for pipeline maintenance at South Timbalier 295 and Ship Shoal 258/259, which reduced revenues, earnings and cash flow in each year. If a substantial amount of our production is interrupted at the same time or for an extended period of time, it could adversely affect our cash flow.
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
Weather and climate change may have a significant adverse impact on our revenues and production.
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
The Partnership did not make any distributions to Investing Partners during 2016 as a result of lower oil and gas prices during the year and the Partnerships expected cash funding for asset retirement obligations (ARO). The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover its undiscounted future ARO. If oil and natural gas prices remain at or fall below levels at the end of 2016, the Partnership may not be able to make a distribution to Investing Partners during 2017. Declines in cash from operating activities may reduce funds available for capital expenditures.
The distressed financial conditions of our purchasers and operating partners could have an adverse impact on us in the event they are unable to pay us for the products we provide.
Concerns about global economic conditions and the volatility of oil and natural gas prices have had a significant adverse impact on the oil and gas industry. The Partnership is exposed to risk of financial loss from trade, joint venture and other receivables. The Partnership currently sells its crude oil, natural gas, and NGLs through the properties’ operators under the joint venture operating agreement and to a variety of purchasers. Some of the joint venture partners that act as operators or their oil and gas purchasers may experience liquidity problems and may not be able to meet their financial obligations. As a result of current economic conditions and the severe decline in oil and natural gas prices, some of our customers and operating partners may experience severe financial problems that may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers or operating partners will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our purchasers, customers or operating partners, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. Nonperformance by a trade creditor or joint venture partner could result in significant financial losses.

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
Our operations are subject to governmental risks.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2016, the Partnership did not have any unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES
Acreage
Acreage is held by the Partnership pursuant to the terms of various leases on federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership does not anticipate any difficulty in retaining any of its leases. A summary of the Partnership’s gross and net acreage as of December 31, 2016, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
		25,141	1,701
At December 31, 2016, the Partnership did not have an interest in any undeveloped acreage.

Productive Oil and Gas Wells
The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2016, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	4	0.25	—	—
South Timbalier 276, 295, 296	LA	1	0.07	18	1.27
		5	0.32	18	1.27
Net Wells Drilled
The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2016	—	—	—	—	—	—
2015	—	—	—	—	—	—
2014	—	—	—	—	—	—
Production, Pricing and Lease Operating Cost Data
The following table provides, for each of the last three fiscal years, oil, natural gas liquids (NGLs), and gas production for the Partnership, average lease operating costs per Mcfe (including gathering and transportation costs) and average sales prices.

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2016
South Timbalier 295	25	2	73	$2.10	$40.33	$15.56	$2.55
Other fields	—	1	33	4.23	35.32	23.39	2.39
Total	25	3	106	$2.40	$40.27	$17.35	$2.50
2015
South Timbalier 295	25	3	60	$2.26	$53.49	$17.72	$2.77
Other fields	—	1	35	8.65	51.86	26.53	2.89
Total	25	4	95	$3.22	$53.47	$18.96	$2.82
2014
South Timbalier 295	23	2	46	$3.13	$99.76	$34.06	$4.96
Other fields	—	1	50	7.94	101.25	60.36	5.09
Total	23	3	96	$4.17	$99.78	$39.69	$5.03
At December 31, 2016, the South Timbalier 295 field contained approximately 90 percent of the Partnership’s proved reserves, expressed on an oil-equivalent-barrels basis.

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
As of December 31, 2016, the Partnership had total estimated proved reserves of 364,858 barrels of crude oil and condensate, 52,655 barrels of NGLs and 1.0 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 581,680 barrels of oil equivalent. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.
The following table shows proved oil, NGL and gas reserves as of December 31, 2016, based on commodity average prices in effect on the first day of each month in 2016, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGL (Mbbls)	Gas (MMcf)
Proved developed	365	53	985
Proved undeveloped	—	—	—
Total proved	365	53	985
The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2016, 2015, and 2014, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10—Supplemental Oil and Gas Disclosures (Unaudited) in the 2016 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.
The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the Partnership owned 100 percent at December 31, 2016, is filed as an exhibit to this Form 10-K.

The primary technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mr. Ali A. Porbandarwala, a Vice President with Ryder Scott. Mr. Porbandarwala has more than eight years of experience in the estimation and evaluation of petroleum reserves and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
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
As of December 31, 2016, there were 1,021.5 of the Partnership’s Units outstanding held by 903 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2016, 2015, or 2014.
As discussed in Item 7, an amendment to the Partnership Agreement in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for the five years ended December 31, 2016, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per Unit amounts)
Total assets	$9,420	$13,175	$13,501	$12,799	$12,218
Partners’ capital	$7,561	$10,691	$10,973	$10,426	$9,820
Oil and gas sales	$1,317	$1,707	$2,934	$3,556	$4,377
Net income (loss)	$(3,135)	$(228)	$812	$966	$1,489
Net income (loss) allocated to:
Managing Partner	$35	$47	$271	$326	$462
Investing Partners	(3,170)	(275)	541	640	1,027
	$(3,135)	$(228)	$812	$966	$1,489
Net income (loss) per Investing Partner Unit	$(3,103)	$(269)	$530	$626	$1,005
Cash distributions per Investing Partner Unit	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Prices in recent years have remained volatile and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years. During 2016, the Partnership’s average realized oil price declined 25 percent from 2015, while natural gas prices declined 11 percent. With expected natural depletion on existing wells and current market prices for oil remaining relatively low compared to averages prior to the oil price pullback in 2015, the Partnership can anticipate continued lower revenues, earnings, and cash flow in 2017.

During 2016, the Partnership’s oil production remained relatively flat compared to the prior year as recompletions at South Timbalier 295 in late 2015 offset the impact of natural depletion. Gas production increased 12 percent from 2015, reflecting recompletions at South Timbalier 295 and less pipeline downtime.
The Partnership participates in development drilling and recompletion activities as recommended by the operators of the properties in which the Partnership owns an interest. During 2016, the Partnership’s had cash outlays for oil and gas property additions of less than $100,000 as the Partnership did not participate in any new drilling projects during 2016, and participated in only one recompletion project during the year.
With anticipated abandonment operations at North Padre Island 969/976 during 2016 and significant declines in oil and gas prices during the year, the Partnership did not make any distributions to the Investing Partners during 2016. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of the decline in commodity prices in recent years, and the level of drilling, recompletion, and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2017.
Results of Operations
This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2016, 2015, and 2014.
Net Income and Revenue
The Partnership reported a net loss of $3.1 million for 2016 compared to a net loss of $0.2 million for 2015. On a per Investing Partner Unit basis, the partnership reported a loss of $3,103 per Unit in 2016, compared to a net loss of $269 per Unit in 2015. The 2016 net loss included $2.9 million of non-cash write-downs in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil and gas prices compared to the prior year. The Partnership reported earnings of $0.8 million in 2014.
Total revenues in 2016 of $1.3 million decreased 18 percent from 2015 on lower oil and gas prices in 2016. The Partnership’s total revenues in 2015 of $1.6 million decreased 45 percent from 2014 on lower oil prices and gas production and a provision for the settlement of an overproduced gas balancing position at North Padre Island 969/976.
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
The Partnership’s oil, gas and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Gas volume – Mcf per day	290	12%	260	(1)%	262
Average gas price – per Mcf	$2.50	(11)%	$2.82	(44)%	$5.03
Oil volume – barrels per day	68	(1)%	69	8%	64
Average oil price – per barrel	$40.27	(25)%	$53.47	(46)%	$99.78
NGL volume – barrels per day	7	(42)%	12	50%	8
Average NGL price – per barrel	$17.35	(8)%	$18.96	(52)%	$39.69

On October 4, 2015, Ship Shoal 258/259 was shut-in so that the pipeline company that transports the natural gas and oil from the field could perform maintenance on their system. Approximately four days into the work, the pipeline company experienced an explosion and fire at one of their onshore natural gas facilities. While the Partnership did not incur any cost related to repairing the pipeline’s facility, the incident caused the Partnership’s production from the field to be shut-in for an extended period of time. The field remained shut-in at the end of 2015 and returned to production in the first quarter of 2016. The Partnership’s sales from Ship Shoal 258/259 at the end of the third quarter of 2015 averaged approximately 100 Mcf per day of natural gas and a small amount of liquids.
In June, 2014, North Padre Island 969/976 was taken off production for repairs and to address safety issues raised by the Bureau of Safety and Environmental Enforcement (BSEE). The operator of the field originally planned to perform the necessary repairs and modifications in 2015 to restore production, but low gas prices made the work uneconomic. In June 2015, the operator proposed abandoning the field, and after receiving partner approval, commenced abandonment operations in the second half of 2015. Before going off production, the field averaged slightly over 100 Mcf per day net to the Partnership in 2014.
Crude Oil Sales
2016 vs. 2015 The Partnership’s crude oil sales in 2016 totaled $1.0 million, down 26 percent from 2015 on lower prices. The Partnership’s average realized oil price in 2016 decreased 25 percent from 2015, dropping to $40.27 per barrel in 2016. The Partnership’s crude oil volumes were down slightly from last year.
2015 vs. 2014 In 2015, the Partnership’s crude oil sales totaled $1.4 million, down 42 percent from 2014 on lower prices. The Partnership’s average realized oil price in 2015 decreased 46 percent from 2014, dropping to $53.47 per barrel in 2015. The Partnership’s crude oil volumes increased to 69 barrels per day from 64 barrels per day during 2014 as a result of a recompletion at South Timbalier 295 in 2015.
Natural Gas Sales
2016 vs. 2015 Natural gas sales in 2016 decreased 1 percent from a year ago, totaling $0.3 million on lower realized gas prices. The Partnership’s average realized gas prices decreased from $2.82 per Mcf in 2015 to $2.50 per Mcf in 2016, reducing sales by approximately $30,000. A 30 Mcf per day, or 12 percent increase in natural gas volumes during 2016 from the same period a year ago nearly offset the impact of lower natural gas prices. The Partnership’s increase in gas production in 2016 primarily reflected recompletions at South Timbalier 295 in late 2015.
2015 vs. 2014 Natural gas sales in 2015 decreased 44 percent from 2014, dropping to $0.3 million on lower gas prices. The Partnership’s average realized gas prices decreased from $5.03 per Mcf in 2014 to $2.82 per Mcf in 2015, reducing sales by $0.2 million. The Partnership’s gas production in 2015 was down one percent from 2014 as increased production at South Timbalier 295 was offset by lower production at Ship Shoal 258/259 and North Padre Island 969/976.
NGL Sales
The Partnership sold 7 barrels per day of natural gas liquids in 2016, down from 12 barrels per day in 2015. The decrease reflected lower processed volumes at South Timbalier 295 in 2016 and pipeline downtime at Ship Shoal 258/259. NGL prices in 2016 decreased 8 percent from 2015, dropping to $17.35 per barrel. The Partnership sold 12 barrels per day of natural gas liquids in 2015, up from 8 barrels per day in 2014. The increase reflected higher processed volumes at South Timbalier 295 in 2015. NGL prices in 2015 decreased 52 percent from 2014, dropping to $18.96 per barrel for the year as liquid prices fell along with oil and natural gas prices.
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

Operating Expenses
2016 vs. 2015 The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, rose to approximately 38 percent in 2016 from approximately 28 percent in 2015. The increase in the rate as a percentage of oil and gas sales in 2016 reflected the impact of declining oil and gas prices. The dollar amount of recurring DD&A expense for 2016 increased from the comparable period a year ago as a result of the higher DD&A rate. For 2016 and 2015, the Partnership recognized asset retirement obligation accretion of $79,661 and $126,687, respectively. Abandonment activity during 2015 at Matagorda Island 681/682 and North Padre Island 969/976 reduced the Partnership's abandonment obligations and related accretion expense.
Lease operating expenses (LOE) for 2016 were down 25 percent from the same period a year ago, decreasing to $0.6 million in 2016. The decrease reflects the impact of permanently shutting-in North Padre Island 969/976 and operating costs that have been trending downward as a response to lower commodity prices. In addition, the operator of the properties has been delaying discretionary repair work and other costs in light of reduced oil and gas prices and cash flow. Gathering and transportation costs for the delivery of oil and gas decreased over 30 percent from the same period in 2015 primarily a result of a change in oil marketing arrangements on the South Timbalier 295. Administrative expenses for 2016 decreased four percent compared to the same period in 2015.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. As a result of the ceiling limitation, the Partnership wrote-down the carrying value of its oil and gas properties by approximately $2.9 million during 2016. The write-downs are reflected as additional DD&A expense. If commodity prices experience continued declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize additional non-cash write-downs of the carrying value of its oil and gas properties in future periods.
2015 vs. 2014 The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, rose to approximately 28 percent in 2015 from approximately 20 percent in 2014. For 2015 and 2014, the Partnership recognized asset retirement obligation accretion of $126,687 and $112,566, respectively. Lease operating expenses (LOE) for 2015 were down 20 percent from the same period a year ago, decreasing to $0.8 million in 2015, reflecting lower repair costs in 2015, lower operating costs from the abandonment of North Padre Island 969/976 and Matagorda Island 681/682 and reduced cost from the temporary shut-in of Ship Shoal 258/259. Gathering and transportation costs for the delivery of oil and gas increased 15 percent from the same period in 2014 primarily a result of higher oil, gas, and NGL volumes from South Timbalier 295 in 2015. Administrative expense for 2015 decreased three percent compared to the same period in 2014.
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
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities, which totaled a cash outflow of $0.2 million for 2016 and a cash inflow of $0.1 million for 2015. The decline from 2015 reflected the significant decline in oil and gas prices and cash outlays for abandonment work. Net cash provided by operating activities totaled $1.3 million for 2014.
At December 31, 2016, the Partnership had approximately $5.0 million in cash and cash equivalents, down slightly from the end of 2015. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production.

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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the Partnership’s non-participation in acquisition or exploration activities. Based on production estimates from independent engineers and current market conditions, the Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2017 and 2018. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities declines.
Approximately 89 percent of the Partnership’s total proved reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2016, 2015, or 2014.
Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2016. The Partnership did not have any contractual obligations as of December 31, 2016, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the notes to the financial statements included in this annual report on Form 10-K.
During each of the last three years, the Partnership had modest cash outlays for oil and gas property additions as it did not participate in any new drilling projects. The Partnership participated in a recompletion project at Ship Shoal 258/259 in 2016 and three recompletion projects at South Timbalier 295 in 2015. The Partnership paid cash settlements for ARO liabilities totaling $0.3 million in 2016, $0.5 million in 2015, and $0.2 million in 2014.
Based on preliminary information available to the Partnership, it anticipates capital expenditures will be approximately $0.2 million in 2017 for recompletion activity at South Timbalier 295. Final abandonment activity for removal of the platforms at North Padre Island 969/976, which was originally expected to occur during 2016, has been deferred until 2018. Such estimates may change based on realized oil and gas prices, drilling results, rates charged by contractors or changes by the operator to their development or abandonment plans.

Because of low oil and gas prices and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during 2016. The Partnership also made no distribution to Investing Partners during 2015 as a result of low product prices and the large amount of pending plugging costs for Matagorda Island 681 and North Padre Island 969/976.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of lower commodity prices in 2016 and 2015, and the level of drilling and recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2017.
With respect to oil and gas operations in the Gulf of Mexico, the BOEM has issued Notice to Lessees (NTL) No. 2016-N01 pertaining to the obligations of companies to provide supplemental assurances for performance with respect to plugging, abandonment, decommissioning, and site clearance obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. Under this NTL, the Partnership will likely be required to provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Partnership’s current ownership interests in various Gulf of Mexico leases. The Partnership will likely satisfy such requirements through the provision of bonds or other forms of security. Management does not believe the ultimate satisfaction of the NTL requirements will adversely affect the Partnership’s overall liquidity.
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2016. The per-unit value was determined to be $6,057 based on the valuation date of December 31, 2015. A second right of presentment valuation was computed during October 2016 and the per-unit value was determined to be $6,091 based on a valuation date of June 30, 2016. The Partnership did not repurchase any Investing Partner Units (Units) during 2016 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2015 based on the valuation date of December 31, 2014, was $9,765 and the second per-unit right of presentment in 2015 was $9,831 based on a valuation date of June 30, 2015. The Partnership did not repurchase any Units during 2015. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
There will be two rights of presentment in 2017, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units.
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
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2016 or 2015.
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
The Partnership’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to the Partnership’s natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2016, monthly oil price realizations ranged from a low of $31.36 per barrel to a high of $48.92 per barrel. Gas price realizations ranged from a monthly low of $1.61 per Mcf to a monthly high of $3.31 per Mcf during the same period. Based on the Partnership’s average daily production for 2016, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $25,000 and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $11,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2016. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2016.

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
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership:
We have audited the accompanying consolidated balance sheet of Apache Offshore Investment Partnership as of December 31, 2016 and 2015, and the related statements of consolidated operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Offshore Investment Partnership at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 24, 2017

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
REVENUES:
Oil and gas sales	$1,317,075	$1,707,495	$2,933,808
Other revenue (loss)	—	(84,249)	—
Interest income	7,639	88	88
	1,324,714	1,623,334	2,933,896
EXPENSES:
Depreciation, depletion and amortization
Recurring	507,051	478,748	577,830
Additional	2,873,180	—	—
Asset retirement obligation accretion	79,661	126,687	112,566
Lease operating expenses	567,434	756,598	947,111
Gathering and transportation costs	84,617	124,806	108,187
Administrative	348,000	364,000	376,000
	4,459,943	1,850,839	2,121,694
NET INCOME (LOSS)	$(3,135,229)	$(227,505)	$812,202
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$34,361	$47,101	$270,751
Investing Partners	(3,169,590)	(274,606)	541,451
	$(3,135,229)	$(227,505)	$812,202
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(3,103)	$(269)	$530
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,135,229)	$(227,505)	$812,202
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,380,231	478,748	577,830
Asset retirement obligation accretion	79,661	126,687	112,566
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	24,756	161,566	(274,118)
Increase (decrease) in receivable from/payable to Apache Corporation	(19,606)	17,274	5,868
Increase (decrease) in other payables	(84,249)	84,249	—
Increase (decrease) in accrued operating expenses	(132,350)	(113,539)	190,563
Increase (decrease) in asset retirement obligations	(290,757)	(471,934)	(168,927)
Net cash provided by (used in) operating activities	(177,543)	55,546	1,255,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(38,231)	(30,013)	(35,402)
Net cash used in investing activities	(38,231)	(30,013)	(35,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	4,990	—	—
Distributions to Managing Partner	—	(54,584)	(265,297)
Net cash provided by (used in) financing activities	4,990	(54,584)	(265,297)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(210,784)	(29,051)	955,285
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,246,452	5,275,503	4,320,218
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,035,668	$5,246,452	$5,275,503
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,035,668	$5,246,452
Accrued revenues receivable	123,092	147,848
Receivable from Apache Corporation	4,799	—
	5,163,559	5,394,300
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,893,233	195,037,054
Less – Accumulated depreciation, depletion and amortization	(190,636,628)	(187,256,397)
	4,256,605	7,780,657
	$9,420,164	$13,174,957
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	—	14,807
Current asset retirement obligation	—	524,166
Other payables	—	84,249
Accrued operating expenses	97,214	229,564
Accrued development costs	9,410	303,136
	106,624	1,155,922
ASSET RETIREMENT OBLIGATION	1,752,691	1,327,947
PARTNERS’ CAPITAL:
Managing Partner	446,230	406,879
Investing Partners (1,021.5 units outstanding)	7,114,619	10,284,209
	7,560,849	10,691,088
	$9,420,164	$13,174,957
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2013	$408,908	$10,017,364	$10,426,272
Distributions	(265,297)	—	(265,297)
Net income	270,751	541,451	812,202
BALANCE, DECEMBER 31, 2014	$414,362	$10,558,815	$10,973,177
Distributions	(54,584)	—	(54,584)
Net income	47,101	(274,606)	(227,505)
BALANCE, DECEMBER 31, 2015	$406,879	$10,284,209	$10,691,088
Contributions	4,990	—	4,990
Net income (loss)	34,361	(3,169,590)	(3,135,229)
BALANCE, DECEMBER 31, 2016	$446,230	$7,114,619	$7,560,849
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Nature of Operations
Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation (Apache or Managing Partner) as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas exploration, development and production operations. The Operating Partnership conducts the operations of the Investment Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and Operating Partnership. Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Investing Partner Units (Units) outstanding at December 31, 2016. The term “Partnership”, as used hereafter, refers to the Investment Partnership or the Operating Partnership, as the case may be.
The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased net revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks. The Partnership’s working interests in the two remaining venture prospects at December 31, 2016 range from 6.29 percent to 7.08 percent. The two remaining venture prospects are both located offshore Louisiana.
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
Right of Presentment
In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The Partnership did not offer to purchase any Units from Investing Partners in 2016, 2015, or 2014 as a result of the limited amount of cash available for discretionary purposes.
The Partnership is not in a position to predict how many Units will be presented for repurchase during 2017; however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

Right of Presentment Valuation Date	Total Valuation Price	Valuation Price Per Unit
December 31, 2013	$16,364,853	$16,020
June 30, 2014	16,609,939	16,260
December 31, 2014	9,975,347	9,765
June 30, 2015	10,042,327	9,831
December 31, 2015	6,187,080	6,057
June 30, 2016	6,222,171	6,091

Investing Partner Units Outstanding:	2016	2015	2014
Balance, beginning of year	1,021.5	1,021.5	1,021.5
Repurchase of Partnership Units	—	—	—
Balance, end of year	1,021.5	1,021.5	1,021.5
Capital Contributions
A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2016. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,021.5 Units at December 31, 2016.

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
Cash Equivalents
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2016 and 2015, the Partnership had $5.0 million and $5.2 million, respectively, of cash and cash equivalents.
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
Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. As a result of the ceiling limitation, the Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $2,873,180 during 2016. The Partnership did not record any write-downs of capitalized costs during 2015 or 2014. See Note 10 - Supplemental Oil and Gas Disclosures for a discussion on the calculation of estimated future net cash flows.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Costs and Obligation
The initial estimated asset retirement obligation related to property and equipment is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to oil and gas properties on the consolidated balance sheet. If the fair value of the recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations. Accretion expense on the liability is recognized over the estimated productive life of the related assets.
Revenue Recognition
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. At December 31, 2016, the Partnership did not have any liability recorded for gas imbalances in excess of remaining reserves. At December 31, 2015, the Partnership carried a liability of $84,249 for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-9. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Partnership will adopt the new standard utilizing the modified retrospective approach. Upon initial evaluation, the Partnership does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3. COMPENSATION TO AFFILIATES
Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing Partners for the Year Ended December 31,
	2016	2015	2014
	(In thousands)
a. Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$278	$291	$301
b. Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$—	$—	$—
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

	2016	2015	2014
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$195,037	$194,691	$194,635
Costs incurred during the year:
Development –
Investing Partners	(126)	314	53
Managing Partner	(18)	32	3
Balance, end of year	$194,893	$195,037	$194,691
Development costs for 2016 reflect a reduction of $179 thousand to record a negative revision in estimated abandonment cost and the deferral of final platform abandonment at North Padre Island 969/976 until 2018. Removal of the platforms and final abandonment activity was previously expected to occur during 2016. Approximately $35 thousand of capital costs were incurred in 2016 as the Partnership participated in a recompletion project at Ship Shoal 258/259. Development costs in 2015 included $0.3 million on recompletion costs and abandonment activity. The Partnership’s 2014 capital cost additions were negligible.

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2013	$21,035	$165,165	$186,200
Provision	19	559	578
Balance, December 31, 2014	$21,054	$165,724	$186,778
Provision	15	463	478
Balance, December 31, 2015	$21,069	$166,187	$187,256
Provision	22	3,359	3,381
Balance, December 31, 2016	$21,091	$169,546	$190,637
The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2016, 2015, and 2014 was 38 percent, 28 percent and 20 percent, respectively. As more fully described in Footnote 2 above, as a result of the full-cost method of accounting ceiling limitation, the Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $2,873,180 during 2016.

5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
Revenues received from major third party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third party customers individually accounted for ten percent or more of oil and gas sales.
Remittances from Fieldwood Energy LLC accounted for 43 percent, 100 percent, and 91 percent of the Partnership’s oil and gas sales for the years 2016, 2015, and 2014, respectively. Approximately 57 percent of the Partnership's oil and gas sales in 2016 were to Chevron Products Company.
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
Cash, Cash Equivalents, Accounts Receivable and Accounts Payable -
As of December 31, 2016, and December 31, 2015, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

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

8. ASSET RETIREMENT OBLIGATION
The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2016 and 2015:

	2016	2015
Asset retirement obligation at beginning of year	$1,852,113	$2,183,183
Accretion expense	79,661	126,687
Liabilities settled	—	(773,696)
Revisions in estimated liabilities	(179,083)	315,939
Asset retirement obligation at end of year	$1,752,691	$1,852,113
Less current portion	—	(524,166)
Asset retirement obligation, long-term	$1,752,691	$1,327,947
The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Partnership’s oil and gas properties. The Partnership utilizes estimates from property operators and current market costs to estimate the expected cash outflows for retirement obligations. The Partnership estimates the ultimate productive life of the properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.
Liabilities settled primarily relate to individual wells plugged and abandoned during the periods presented. The current portion of the ARO liability represents the retirement obligation expected to be incurred in the next twelve months.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 2016, a negative revision was recorded to reflect a reduction in estimated cost and the deferral of final platform abandonment at North Padre Island 969/976 until 2018. Removal of the platforms and final abandonment was previously expected to occur during 2016.
9. TAX-BASIS FINANCIAL INFORMATION
A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2016	2015	2014
Net partnership ordinary income (loss) for federal income tax reporting purposes	$165,691	$(589,078)	$1,192,449
Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	36,920	29,302	22,893
Dismantlement and abandonment cost	(2,969)	773,696	170,212
Abandonment expense	—	38,419	—
Tax depreciation	125,021	125,591	117,044
	158,972	967,008	310,149
Less: full cost DD&A expense	(3,380,231)	(478,748)	(577,830)
Less: asset retirement obligation accretion	(79,661)	(126,687)	(112,566)
Net income (loss)	$(3,135,229)	$(227,505)	$812,202
The Partnership’s tax bases in net oil and gas properties at December 31, 2016, and 2015 was $2,562,093 and $5,962,436, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2016, and 2015.
A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2016	2015
Liabilities for federal income tax purposes	$106,624	$631,756
Asset retirement liability	1,752,691	1,852,113
Liabilities under accounting principles generally accepted in the United States	$1,859,315	$2,483,869
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
(Oil in Mbbls and gas in MMcf)

	2016			2015			2014
	Oil	NGL	Gas	Oil	NGL	Gas	Oil	NGL	Gas
Proved Reserves
Beginning of year	389	58	1,064	425	77	1,250	430	77	1,224
Extensions, discoveries and other additions	—	—	—	—	—	—	—	—	—
Revisions of previous estimates	1	(2)	27	(10)	(15)	(91)	18	3	122
Production	(25)	(3)	(106)	(26)	(4)	(95)	(23)	(3)	(96)
End of year	365	53	985	389	58	1,064	425	77	1,250
Proved Developed
Beginning of year	389	58	1,064	425	77	1,250	430	77	1,224
End of year	365	53	985	389	58	1,064	425	77	1,250
Oil includes crude oil and condensate.
All the Partnership’s reserves as of December 31, 2016 are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana. Approximately 89 percent of the Partnership’s current proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.
Future Net Cash Flows
Future cash inflows as of December 31, 2016, 2015, and 2014 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2016	2015	2014
	(In thousands)
Future cash inflows	$20,675	$24,388	$51,536
Future production costs	(8,277)	(7,938)	(9,233)
Future development costs	(4,282)	(4,438)	(5,121)
Net cash flows	8,116	12,012	37,182
10 percent annual discount rate	(3,445)	(5,419)	(18,456)
Discounted future net cash flows	$4,671	$6,593	$18,726
The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Sales, net of production costs	$(665)	$(826)	$(1,879)
Net change in prices and production costs	(1,900)	(12,084)	(1,543)
Revisions of quantities	42	(532)	1,185
Discoveries and improved recoveries, net of cost	—	—	—
Accretion of discount	659	1,873	1,929
Changes in future development costs	61	198	9
Changes in production rates and other	(119)	(762)	(261)
	$(1,922)	$(12,133)	$(560)

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2016
Revenues	$315	$381	$331	$298	$1,325
Expenses (2)	1,722	1,852	571	315	4,460
Net loss	$(1,407)	$(1,471)	$(240)	$(17)	$(3,135)
Net loss allocated to:
Managing Partner	$(3)	$12	$14	$12	$35
Investing Partners	(1,404)	(1,483)	(254)	(29)	(3,170)
	$(1,407)	$(1,471)	$(240)	$(17)	$(3,135)
Net income (loss) per Investing Partner Unit (1)	$(1,375)	$(1,452)	$(248)	$(28)	$(3,103)
2015
Revenues	$482	$505	$344	$292	$1,623
Expenses	513	460	481	397	1,851
Net income (loss)	$(31)	$45	$(137)	$(105)	$(228)
Net income (loss) allocated to:
Managing Partner	$15	$34	$(2)	$—	$47
Investing Partners	(46)	11	(135)	(105)	(275)
	$(31)	$45	$(137)	$(105)	$(228)
Net income (loss) per Investing Partner Unit (1)	$(45)	$11	$(132)	$(103)	$(269)

(1)
The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

(2)
In 2016, expenses include non-cash writedowns of the Partnership's oil and gas properties totaling $2.9 million. Approximately $1.3 million, $1.4 million, and $0.2 million were recognized in the first, second, and third quarters of 2016, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2016, 2015 and 2014, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2016, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

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
Code of Business Conduct
Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers, and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct (Code of Conduct), and revised it in July 2016. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the “Governance” page of Apache’s website at www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within five business days and maintained for at least twelve months.

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
Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2016. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.2 percent of the outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1).

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
Accountant fees and services paid to Ernst & Young LLP, the Partnership’s independent auditors, are included in amounts paid by the Partnership’s Managing Partner. Information on the Managing Partner’s principal accountant fees and services is set forth under the caption “Ratification of Appointment of Independent Auditors” in the Apache Proxy Statement incorporated herein by reference.

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

	*101.INS	XBRL Instance Document.

	*101.SCH	XBRL Taxonomy Schema Document.

	*101.CAL	XBRL Calculation Linkbase Document.

	*101.DEF	XBRL Definition Linkbase Document.

	*101.LAB	XBRL Label Linkbase Document.

	*101.PRE	XBRL Presentation Linkbase Document.

*	Filed herewith.
b.	See a (3) above.
c.	See a (2) above.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: February 24, 2017	/s/ John J. Christmann IV
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

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Chief Executive Officer and President (principal executive officer)	February 24, 2017

/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2017

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 24, 2017

/s/ Annell R. Bay Annell R. Bay	Director	February 24, 2017

/s/ Chansoo Joung Chansoo Joung	Director	February 24, 2017

/s/ George D. Lawrence George D. Lawrence	Director	February 24, 2017

/s/ John E. Lowe John E. Lowe	Director	February 24, 2017

/s/ William C. Montgomery William C. Montgomery	Director	February 24, 2017

/s/ Amy H. Nelson Amy H. Nelson	Director	February 24, 2017

/s/ Rodman D. Patton Rodman D. Patton	Director	February 24, 2017

/s/ Charles J. Pitman Charles J. Pitman	Director	February 24, 2017

/s/ Daniel W. Rabun Daniel W. Rabun	Director	February 24, 2017

/s/ Peter A. Ragauss Peter A. Ragauss	Director	February 24, 2017