Form 10-Q
period 2017-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2017-05-05
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of March 31, 2017	1,022

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2016, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	pipeline and gathering system capacity;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes, including environmental regulation;

•	terrorism and cyber-attacks;

•	capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUES:
Oil and gas sales	$326,309	$313,852
Interest income	4,068	1,030
	330,377	314,882
EXPENSES:
Depreciation, depletion and amortization:
Recurring	95,115	136,085
Additional	—	1,271,885
Asset retirement obligation accretion	25,712	19,482
Lease operating expenses	166,535	159,571
Gathering and transportation costs	4,412	47,938
Administrative	78,845	87,000
	370,619	1,721,961
NET LOSS	$(40,242)	$(1,407,079)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$8,368	$(2,765)
Investing Partners	(48,610)	(1,404,314)
	$(40,242)	$(1,407,079)
NET LOSS PER INVESTING PARTNER UNIT	$(48)	$(1,375)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,242)	$(1,407,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	95,115	1,407,970
Asset retirement obligation accretion	25,712	19,482
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	13,663	(31,959)
Increase (decrease) in receivable from/payable to Apache Corporation	(6,527)	38,505
Increase (decrease) in accrued operating expenses	(5,800)	(76,812)
Increase (decrease) in asset retirement obligations	(528)	(228,118)
Net cash (used in) provided by operating activities	81,393	(278,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(553)	—
Net cash used in investing activities	(553)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	—	40,697
Distributions to Managing Partner	(17,273)	—
Net cash provided by (used in) financing activities	(17,273)	40,697
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,567	(237,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,035,668	5,246,452
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,099,235	$5,009,138
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,099,235	$5,035,668
Accrued revenues receivable	109,429	123,092
Receivable from Apache Corporation	11,326	4,799
	5,219,990	5,163,559
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,897,161	194,893,233
Less – Accumulated depreciation, depletion and amortization	(190,731,743)	(190,636,628)
	4,165,418	4,256,605
	$9,385,408	$9,420,164
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accrued operating expenses	91,414	97,214
Accrued development costs	12,257	9,410
	103,671	106,624
ASSET RETIREMENT OBLIGATION	1,778,403	1,752,691
PARTNERS’ CAPITAL:
Managing Partner	437,325	446,230
Investing Partners (1,021.5 units outstanding)	7,066,009	7,114,619
	7,503,334	7,560,849
	$9,385,408	$9,420,164
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation, a Delaware corporation (Apache or the Managing Partner), as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and the Operating Partnership. The term “Partnership,” as used herein, refers to the Investment Partnership or the Operating Partnership, as the case may be.
These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2017, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no non-cash write-downs of the carrying value of its proved oil and gas properties during the first quarter of 2017. The Partnership recorded a $1,271,885 non-cash write-down of the carrying value of its proved oil and gas properties during the first quarter of 2016.

New Pronouncements Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)," requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Partnership will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Partnership is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. Upon preliminary evaluation of contracts in each of the Partnership's revenue streams, the Partnership does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The Partnership is continuing to evaluate the disclosure requirements, developing accounting policies, and assessing changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU. The Partnership will adopt the new standard utilizing the modified retrospective approach and does not plan on early adopting the standard.
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
3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2017. The per-unit value was determined to be $9,242 based on the valuation date of December 31, 2016. The Partnership did not repurchase any Investing Partner Units (Units) during the first three months of 2017, and is not expected to purchase any Units in the first half of 2017. The per-unit right of presentment value computed during the first quarter of 2016 was determined to be $6,057 based on the valuation date of December 31, 2015. The Partnership did not repurchase any Units during the first three months of 2016. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2017:

Asset retirement obligation at December 31, 2016	$1,752,691
Accretion expense	25,712
Asset retirement obligation at March 31, 2017	1,778,403
Less current portion	—
Asset retirement obligation, long-term	$1,778,403
5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2017 and December 31, 2016, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2017 and 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The Partnership’s business is participation in oil and gas exploration, development, and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $40,242 ($48 per Investing Partner Unit) for the first quarter of 2017 compared to a net loss of $1.4 million ($1,375 per Investing Partner Unit) in the first quarter of 2016. The loss for 2016 included a $1.3 million non-cash write-down in the carrying value of the Partnership's oil and gas properties.
Total revenues in the first quarter of 2017 increased 5 percent from the first quarter of 2016 on higher crude oil and natural gas prices offset by significant declines in production. The Partnership’s crude oil, natural gas, and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Gas volume – Mcf per day	179	318	(44)%
Average gas price – per Mcf	$3.80	$2.08	83%
Oil volume – barrels per day	60	81	(26)%
Average oil price – per barrel	$48.53	$32.73	48%
NGL volume – barrels per day	1	8	(88)%
Average NGL price – per barrel	$32.64	$14.35	127%
Oil and Gas Sales
Reflecting higher oil prices in 2017, the Partnership’s crude oil sales for the first quarter of 2017 totaled $261,166 compared to $242,585 of crude oil sales in the first quarter of 2016. The Partnership’s average realized price in the first quarter of 2017 increased $15.80 per barrel from the first quarter of 2016, increasing sales by $117,104. Crude oil volumes decreased to 60 barrels per day in the first quarter of 2017 compared to 81 barrels per day in the prior year period as a result of natural depletion and significantly reduced capital spending during 2016. The decline in production reduced oil sales by $98,523.
Natural gas sales of $61,165 were recognized in the first quarter of 2017, up 1 percent from the amount realized for the equivalent 2016 period. The Partnership’s average realized natural gas price for the quarter increased $1.72 per Mcf, or 83 percent, from the first quarter of 2016, increasing sales by $49,829 from the prior year period. Natural gas volumes decreased 44 percent from the first quarter of 2016, reducing sales by $48,996. The lower production was a result of natural decline and a maintenance shut-down of the Ship Shoal 258/259 third-party pipeline impacting the entire month of March 2017. The pipeline is expected to resume operation in May 2017.
Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production during the remainder of 2017 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.

Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 29 percent for the first quarter of 2017 and 43 percent for the first quarter of 2016. The decrease in the rate as a percentage of oil and gas sales in 2017 reflected the lower capitalized property balance resulting from ceiling test write-downs recognized throughout 2016.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership wrote-down the carrying value of its oil and gas properties by approximately $1.3 million during the first quarter of 2016. The write-downs are reflected as additional DD&A expense. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize additional non-cash write-downs of the carrying value of its oil and gas properties in future periods.
Lease operating expenses (LOE) for the first quarter of 2017 of $166,535 increased 4 percent from the first quarter of 2016. Gathering and transportation costs for the delivery of oil and gas totaled $4,412 in the first quarter of 2017 compared to $47,938 in the comparable period in 2016. The decline in gathering and transportation costs was a direct result of a change in marketing arrangements when the Managing Partner began marketing the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of oil production.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first three months of 2017, the Partnership had $81,393 of positive cash flows from operating activities. The Partnership had negative cash provided by operations totaling $278,011 in the first three months of 2016 as the Partnership funded liabilities for accrued asset retirement obligations during the prior year period.
At March 31, 2017, the Partnership had approximately $5.1 million in cash and cash equivalents, slightly up from approximately $5.0 million at December 31, 2016. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2017. The Partnership did not have any contractual obligations as of March 31, 2017, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
The Partnership had negligible cash outlays for capital expenditures during the first three months of 2017 and 2016, as it did not participate in any drilling or recompletion projects during the periods. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.2 million during the remainder of 2017 for recompletion activity at South Timbalier 295. Final abandonment activity for removal of the platforms at North Padre Island 969/976 has been deferred until 2018. Capital estimates may change based on realized oil and gas prices, recompletion results, changes by the operator to their development or abandonment plans, or changes in government regulations.
Because of steep production declines and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first three months of 2017. The Partnership also made no distribution to Investing Partners during the first three months of 2016 as a result of low product prices.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the second half of 2017.
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2017. The per-unit value was determined to be $9,242 based on the valuation date of December 31, 2016. The Partnership does not expect to repurchase any Investing Partner Units (Units) during the first half of 2017 as a result of the Partnership's limited amount of cash available for discretionary purposes. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first three months of 2017 or 2016.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2016, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the three months ended March 31, 2017, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Schema Document.
*101.CAL	XBRL Calculation Linkbase Document.
*101.DEF	XBRL Definition Linkbase Document.
*101.LAB	XBRL Label Linkbase Document.
*101.PRE	XBRL Presentation Linkbase Document.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	May 4, 2017	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	May 4, 2017	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner