Form 10-Q
period 2017-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2017-08-04
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of June 30, 2017	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Oil and gas sales	$157,582	$379,488	$483,891	$693,340
Interest income	6,741	1,275	10,809	2,305
	164,323	380,763	494,700	695,645
EXPENSES:
Depreciation, depletion and amortization:
Recurring	45,149	164,924	140,264	301,009
Additional	—	1,392,268	—	2,664,153
Asset retirement obligation accretion	26,093	19,767	51,805	39,249
Lease operating expenses	141,915	156,693	308,450	316,264
Gathering and transportation costs	(1,643)	30,682	2,769	78,620
Administrative	78,849	87,000	157,694	174,000
	290,363	1,851,334	660,982	3,573,295
NET LOSS	$(126,040)	$(1,470,571)	$(166,282)	$(2,877,650)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(16,688)	$12,419	$(8,320)	$9,655
Investing Partners	(109,352)	(1,482,990)	(157,962)	(2,887,305)
	$(126,040)	$(1,470,571)	$(166,282)	$(2,877,650)
NET LOSS PER INVESTING PARTNER UNIT	$(107)	$(1,452)	$(155)	$(2,827)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(166,282)	$(2,877,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	140,264	2,965,162
Asset retirement obligation accretion	51,805	39,249
Changes in operating assets and liabilities:
(Increase) decrease in accrued receivables	109,099	6,656
Increase (decrease) in receivable from/payable to Apache Corporation	(126,184)	8,997
Increase (decrease) in other payables	—	(84,249)
Increase (decrease) in accrued operating expenses	(2,019)	(109,085)
Increase (decrease) in asset retirement obligations	(103)	(290,458)
Net cash provided by (used in) operating activities	6,580	(341,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(31,271)	(34,160)
Net cash used in investing activities	(31,271)	(34,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	—	41,831
Distributions to Managing Partner	(21,547)	—
Net cash provided by (used in) financing activities	(21,547)	41,831
NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,238)	(333,707)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,035,668	5,246,452
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,989,430	$4,912,745
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,989,430	$5,035,668
Accrued revenues receivable	13,993	123,092
Receivable from Apache Corporation	130,983	4,799
	5,134,406	5,163,559
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,010,510	194,893,233
Less – Accumulated depreciation, depletion and amortization	(190,776,892)	(190,636,628)
	4,233,618	4,256,605
	$9,368,024	$9,420,164
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current asset retirement obligation	$164,061	$—
Accrued operating expenses	95,195	97,214
Accrued development costs	95,416	9,410
	354,672	106,624
ASSET RETIREMENT OBLIGATION	1,640,332	1,752,691
PARTNERS’ CAPITAL:
Managing Partner	416,363	446,230
Investing Partners (1,021.5 units outstanding)	6,956,657	7,114,619
	7,373,020	7,560,849
	$9,368,024	$9,420,164
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2017, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no non-cash write-downs of the carrying value of its proved oil and gas properties during the second quarter and first six months of 2017. The Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $1,392,268 during the second quarter of 2016 and $2,664,153 during the first six months of 2016.

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
3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2017. The per-unit value was determined to be $9,242 based on the valuation date of December 31, 2016. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2017. The per-unit right of presentment value computed during the first quarter of 2016 was determined to be $6,057 based on the valuation date of December 31, 2015. The Partnership did not repurchase any Units during the first six months of 2016. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2017:

Asset retirement obligation at December 31, 2016	$1,752,691
Accretion expense	51,805
Liabilities settled	(103)
Asset retirement obligation at June 30, 2017	1,804,393
Less current portion	(164,061)
Asset retirement obligation, long-term	$1,640,332
5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2017 and December 31, 2016, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2017 and 2016.

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
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas.
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $126,040 ($107 per Investing Partner Unit) for the second quarter of 2017 compared to a net loss of $1.5 million ($1,452 per Investing Partner Unit) in the second quarter of 2016. The loss for 2016 included a $1.4 million non-cash write-down in the carrying value of the Partnership's oil and gas properties.
For the first six months of 2017, the Partnership recorded a net loss of $166,282 ($155 per Investing Partner Unit) compared to a net loss of $2.9 million ($2,827 per Investing Partner Unit) in the comparable period of 2016. The loss for 2016 included a $2.7 million non-cash write-down in the carrying value of the Partnership's oil and gas properties.
Total revenues in the second quarter of 2017 decreased 57 percent from the second quarter of 2016 on lower crude oil and natural gas production volumes offset by higher commodity price realizations. Total revenues in the first six months of 2017 decreased 29 percent from the first six months of 2016 from lower production volumes. The Partnership’s crude oil, natural gas, and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Gas volume – Mcf per day	75	372	(80)%	126	345	(63)%
Average gas price – per Mcf	$4.03	$1.84	119%	$3.87	$1.95	98%
Oil volume – barrels per day	30	77	(61)%	45	79	(43)%
Average oil price – per barrel	$47.29	$42.50	11%	$48.11	$37.46	28%
NGL volume – barrels per day	1	16	(94)%	1	12	(92)%
Average NGL price – per barrel	$19.55	$14.95	31%	$27.12	$14.74	84%
Oil and Gas Sales
Reflecting lower crude oil production from the impact of a third-party pipeline interruption, the Partnership’s crude oil sales for the second quarter of 2017 totaled $128,461 compared to $296,166 of crude oil sales in the second quarter of 2016. Crude oil volumes decreased to 30 barrels per day in the second quarter of 2017 compared to 77 barrels per day in the prior year period. The lower production was a direct result of a shut-down of the South Timbalier 295 third-party pipeline in May 2017 to reroute the existing pipeline. The decline in production reduced oil sales by $201,081. The Partnership’s average realized price in the second quarter of 2017 increased $4.79 per barrel from the second quarter of 2016, increasing sales by $33,376.
Natural gas sales of $27,382 were recognized in the second quarter of 2017, down 56 percent from the amount realized for the equivalent 2016 period. The Partnership’s average realized natural gas price for the quarter increased $2.19 per Mcf, or 119 percent, from the second quarter of 2016, increasing sales by $74,062 from the prior year period. Natural gas volumes decreased 80 percent from the second quarter of 2016, reducing sales by $108,912. The lower production was a result of the second quarter 2017 pipeline rerouting at South Timbalier 295 and unplanned maintenance of the Ship Shoal 258/259 third-party pipeline. The shutdown of the Ship Shoal 258/259 pipeline began in March 2017 and natural gas production was shut-in for the entire second quarter of 2017. No timing has been provided on when operations are expected to resume.

Crude oil sales for the first six months of 2017 totaled $389,627, down 28 percent from the same period in 2016. The Partnership’s average realized oil price for the first six months of 2017 was $48.11 per barrel, 28 percent higher from the first six months of 2016. The Partnership’s crude oil volumes decreased to 45 barrels per day in the first six months of 2017, down 43 percent compared to the first six months of 2016. The lower production was a direct result of third-party pipeline interruptions at South Timbalier 295 and natural depletion.
Natural gas sales for the first six months of 2017 decreased 28 percent from a year ago, dropping to $88,547 in the current period from $122,563 during the first six months of 2016. The Partnership’s average realized gas prices nearly doubled from $1.95 per Mcf in the first six months of 2016 to $3.87 per Mcf in 2017, increasing sales by $120,436. A 219 Mcf per day, or 63 percent decrease in natural gas volumes during the first six months of 2017 from the same period a year ago decreased sales by $154,452. The Partnership’s decrease in gas production in 2017 primarily reflected the third-party pipeline interruptions at both Ship Shoal 258/259 and South Timbalier 295.
The Partnership sold 1 barrel per day of natural gas liquids in the first six months of 2017, down from 12 barrels per day in the first six months of 2016. The decrease reflected lower processed volumes at South Timbalier 295 in 2017. NGL prices for the first six months increased 84 percent from a year ago, rising to $27.12 per barrel in 2017.
Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can generally be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production during the remainder of 2017 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 29 percent for both the second quarter and first six months of 2017, and approximately 43 percent for both the second quarter and first six months of 2016. The decreased rate of DD&A as a percentage of oil and gas sales in 2017 reflected the lower capitalized property balance resulting from ceiling test write-downs recognized throughout 2016 and lower oil and gas sales from decreased production during 2017.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership wrote-down the carrying value of its oil and gas properties by approximately $1.4 million during the second quarter of 2016 and $2.7 million in the first six months of 2016. The write-downs are reflected as additional DD&A expense. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize additional non-cash write-downs of the carrying value of its oil and gas properties in future periods.
Lease operating expenses (LOE) for the second quarter of 2017 of $141,915 decreased 9 percent from the second quarter of 2016. LOE for the first six months of 2017 of $308,450 decreased 2 percent from the first six months of 2016. Gathering and transportation cost for the first six months of 2017 totaled $2,769 compared to $78,620 during the first six months of 2016. The decline in gathering and transportation costs was a direct result of a change in marketing arrangements when the Managing Partner began marketing the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of oil production. For the second quarter of 2017, intermittent pipeline interruptions and unexpected production downtime led to adjustments resulting in a net benefit of $1,643 for gathering and transportation costs.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2017, the Partnership had $6,580 of positive cash flows from operating activities. The Partnership had negative cash provided by operations totaling $341,378 in the first six months of 2016 as the Partnership funded liabilities for accrued asset retirement obligations during the prior year period.

At June 30, 2017, the Partnership had approximately $5.0 million in cash and cash equivalents, slightly down from December 31, 2016. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2017. The Partnership did not have any contractual obligations as of June 30, 2017, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
The Partnership had $31,271 and $34,160 of cash outlays for capital expenditures during the first six months of 2017 and 2016, respectively. The capital expenditures are primarily related to recompletion activity at South Timbalier 295 and costs incurred to reroute pipeline access. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.2 million during the remainder of 2017 for recompletion activity and continued infrastructure modifications. Final abandonment activity for removal of the platforms at North Padre Island 969/976 has been deferred until 2018. Capital estimates may change based on realized oil and gas prices, recompletion results, changes by the operator to their development or abandonment plans, or changes in government regulations.
Because of steep production declines, unanticipated third-party pipeline downtime, and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first six months of 2017. The Partnership also made no distribution to Investing Partners during the first six months of 2016 as a result of low product prices.
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
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2017. The per-unit value was determined to be $9,242 based on the valuation date of December 31, 2016. The Partnership did not repurchase any Investing Partner Units (Units) during the first half of 2017 as a result of the Partnership's limited amount of cash available for discretionary purposes. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first six months of 2017 or 2016.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2016, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the six months ended June 30, 2017, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2016.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	August 3, 2017	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	August 3, 2017	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner