Form 10-Q
period 2017-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2017-11-03
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of September 30, 2017	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Oil and gas sales	$239,513	$327,784	$723,404	$1,021,124
Interest income	10,024	2,838	20,833	5,143
	249,537	330,622	744,237	1,026,267
EXPENSES:
Depreciation, depletion and amortization:
Recurring	67,187	120,227	207,451	421,236
Additional	—	209,027	—	2,873,180
Asset retirement obligation accretion	26,473	20,058	78,278	59,307
Lease operating expenses	113,133	131,127	421,583	447,391
Gathering and transportation costs	(5,111)	3,353	(2,342)	81,973
Administrative	78,849	87,000	236,543	261,000
	280,531	570,792	941,513	4,144,087
NET LOSS	$(30,994)	$(240,170)	$(197,276)	$(3,117,820)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$5,279	$13,507	$(3,041)	$23,162
Investing Partners	(36,273)	(253,677)	(194,235)	(3,140,982)
	$(30,994)	$(240,170)	$(197,276)	$(3,117,820)
NET LOSS PER INVESTING PARTNER UNIT	$(36)	$(248)	$(190)	$(3,075)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,276)	$(3,117,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	207,451	3,294,416
Asset retirement obligation accretion	78,278	59,307
Changes in operating assets and liabilities:
Accrued receivables	27,979	32,667
Receivable from/payable to Apache Corporation	3,631	(6,350)
Other payables	—	(84,249)
Accrued operating expenses	(5,800)	(116,671)
Asset retirement expenditures	(1,319)	(290,458)
Net cash provided by (used in) operating activities	112,944	(229,158)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(36,113)	(38,187)
Net cash used in investing activities	(36,113)	(38,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	—	9,683
Distributions to Managing Partner	(16,333)	—
Net cash provided by (used in) financing activities	(16,333)	9,683
NET DECREASE IN CASH AND CASH EQUIVALENTS	60,498	(257,662)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,035,668	5,246,452
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,096,166	$4,988,790
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,096,166	$5,035,668
Accrued revenues receivable	95,113	123,092
Receivable from Apache Corporation	1,168	4,799
	5,192,447	5,163,559
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	194,969,668	194,893,233
Less – Accumulated depreciation, depletion and amortization	(190,844,079)	(190,636,628)
	4,125,589	4,256,605
	$9,318,036	$9,420,164
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current asset retirement obligation	$163,636	$—
Accrued operating expenses	91,414	97,214
Accrued development costs	48,942	9,410
	303,992	106,624
ASSET RETIREMENT OBLIGATION	1,666,804	1,752,691
PARTNERS’ CAPITAL:
Managing Partner	426,856	446,230
Investing Partners (1,021.5 units outstanding)	6,920,384	7,114,619
	7,347,240	7,560,849
	$9,318,036	$9,420,164
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2017, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no non-cash write-downs of the carrying value of its proved oil and gas properties during the third quarter and first nine months of 2017. The Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $209,027 during the third quarter of 2016 and $2,873,180 during the first nine months of 2016.

New Pronouncements Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)," requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Partnership will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Partnership does not intend to early adopt. As part of the assessment to date, the Partnership has formed an implementation work team and is continuing to evaluate contracts to determine the impact this ASU will have on its consolidated financial statements. At this time, the Partnership cannot reasonably estimate the financial impact this will have on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. Based on the evaluation of contracts in each of the Partnership's revenue streams, the Partnership does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The Partnership is continuing to evaluate the disclosure requirements, developing accounting policies, and assessing changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU. The Partnership will adopt the new standard on January 1, 2018, utilizing the modified retrospective approach.
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
3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (Amended Partnership Agreement), a first right of presentment valuation was computed during the first quarter of 2017. The per-unit value was determined to be $9,242 based on the valuation date of December 31, 2016. A second right of presentment valuation was computed during October 2017, and the per-unit value was determined to be $8,794 based on a valuation date of June 30, 2017. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2017 and is not expected to purchase any Units in the fourth quarter of 2017. The per-unit right of presentment value computed during the first quarter of 2016 was determined to be $6,057 based on the valuation date of December 31, 2015, and the second per-unit right of presentment in 2016 was $6,091 based on a valuation date of June 30, 2016. The Partnership also did not repurchase any Units during the first nine months of 2016. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2017:

Asset retirement obligation at December 31, 2016	$1,752,691
Accretion expense	78,278
Liabilities settled	(529)
Asset retirement obligation at September 30, 2017	1,830,440
Less current portion	(163,636)
Asset retirement obligation, long-term	$1,666,804
5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2017 and December 31, 2016, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2017 and 2016.

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
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $30,994 ($36 per Investing Partner Unit) for the third quarter of 2017 compared to a net loss of $240,170 ($248 per Investing Partner Unit) in the third quarter of 2016. The loss for 2016 included a $209,027 non-cash write-down in the carrying value of the Partnership's oil and gas properties.
For the first nine months of 2017, the Partnership recorded a net loss of $197,276 ($190 per Investing Partner Unit) compared to a net loss of $3.1 million ($3,075 per Investing Partner Unit) in the comparable period of 2016. The loss for 2016 included a $2.9 million non-cash write-down in the carrying value of the Partnership's oil and gas properties.
Total revenues in the third quarter of 2017 decreased 25 percent from the third quarter of 2016 on lower crude oil and natural gas production volumes offset by higher crude oil price realizations. Total revenues in the first nine months of 2017 decreased 27 percent from the first nine months of 2016 from lower production volumes as a result of third-party pipeline interruptions. The Partnership’s crude oil, natural gas, and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Gas volume – Mcf per day	111	278	(60)%	121	323	(63)%
Average gas price – per Mcf	$3.04	$3.10	(2)%	$3.61	$2.29	58%
Oil volume – barrels per day	48	61	(21)%	46	73	(37)%
Average oil price – per barrel	$45.92	$42.03	9%	$47.34	$38.74	22%
NGL volume – barrels per day	3	6	(50)%	2	10	(80)%
Average NGL price – per barrel	$19.32	$24.99	(23)%	$22.72	$16.74	36%
Oil and Gas Sales
The Partnership’s crude oil sales for the third quarter of 2017 totaled $203,243, down 14 percent compared to $235,129 in the third quarter of 2016. Crude oil volumes decreased to 48 barrels per day in the third quarter of 2017 compared to 61 barrels per day in the prior year period. The lower production was a result of natural depletion and the second quarter 2017 shut-down of the South Timbalier 295 third-party pipeline, which did not come back on-line until the end of July 2017. The decline in production reduced oil sales by $53,624. The Partnership’s average realized price in the third quarter of 2017 increased $3.89 per barrel from the third quarter of 2016, which increased sales by $21,738.
Natural gas sales of $31,005 were recognized in the third quarter of 2017, down 61 percent from the equivalent 2016 period. The Partnership’s average realized natural gas price for the quarter decreased $0.06 per Mcf, or 2 percent, from the third quarter of 2016, decreasing sales by $1,629 from the prior year period. Natural gas volumes decreased 60 percent from the third quarter of 2016, decreasing sales by $46,830. The lower production was a result of the second quarter 2017 pipeline shut-down at South Timbalier 295 and unplanned maintenance of the Ship Shoal 258/259 third-party pipeline. The shutdown of the Ship Shoal 258/259 pipeline began in March 2017 and natural gas production was shut-in for the entire third quarter of 2017. No timing has been provided on when operations are expected to resume. The production at South Timbalier 295 came back on-line at the end of July 2017.

Crude oil sales for the first nine months of 2017 totaled $592,870, down 23 percent compared to $773,879 in the same period in 2016. The Partnership’s average realized oil price for the first nine months of 2017 was $47.34 per barrel, up 22 percent from the first nine months of 2016. The Partnership’s crude oil volumes decreased to 46 barrels per day in the first nine months of 2017, down 37 percent compared to the first nine months of 2016. The lower production was a direct result of third-party pipeline interruptions at South Timbalier 295 and natural depletion.
Natural gas sales for the first nine months of 2017 totaled $119,552, down 41 percent compared to $202,027 during the first nine months of 2016. The Partnership’s average realized gas prices increased 58 percent from $2.29 per Mcf in the first nine months of 2016 to $3.61 per Mcf in 2017, increasing sales by $117,212. A 202 Mcf per day, or 63 percent decrease in natural gas volumes during the first nine months of 2017 from the same period a year ago decreased sales by $199,687. The Partnership’s decrease in gas production in 2017 primarily reflected the third-party pipeline interruptions at both Ship Shoal 258/259 and South Timbalier 295.
The Partnership sold 2 barrels per day of natural gas liquids in the first nine months of 2017, down from 10 barrels per day in the first nine months of 2016. The decrease reflected lower processed volumes at South Timbalier 295 in 2017. NGL prices for the first nine months increased 36 percent from a year ago, rising to $22.72 per barrel in 2017.
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
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 28 percent and 29 percent for the third quarter and first nine months of 2017, respectively, and approximately 37 percent and 41 percent for the third quarter and first nine months of 2016, respectively. The decreased rate of DD&A as a percentage of oil and gas sales in 2017 reflected the lower capitalized property balance resulting from ceiling test write-downs recognized throughout 2016 and lower oil and gas sales from decreased production during 2017.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership wrote-down the carrying value of its oil and gas properties by approximately $0.2 million during the third quarter of 2016 and $2.9 million in the first nine months of 2016. The write-downs are reflected as additional DD&A expense. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize additional non-cash write-downs of the carrying value of its oil and gas properties in future periods.
Lease operating expenses (LOE) for the third quarter of 2017 of $113,133 decreased 14 percent from the third quarter of 2016. LOE for the first nine months of 2017 of $421,583 decreased 6 percent from the first nine months of 2016. Gathering and transportation costs were impacted by prolonged pipeline interruptions and unexpected production downtime, which led to adjustments resulting in a net benefit of $5,111 and $2,342 for the third quarter and first nine months of 2017, respectively. The decline in gathering and transportation costs was also impacted by a change in marketing arrangements when the Managing Partner began marketing the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of oil production.

Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2017, the Partnership had $112,944 of positive cash flows from operating activities. The Partnership had negative cash provided by operations totaling $229,158 in the first nine months of 2016 as the Partnership funded liabilities for accrued asset retirement obligations during the prior year period.
At September 30, 2017, the Partnership had approximately $5.1 million in cash and cash equivalents, slightly up from $5.0 million at December 31, 2016. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2017. The Partnership did not have any contractual obligations as of September 30, 2017, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The Partnership had $36,113 and $38,187 of cash outlays for capital expenditures during the first nine months of 2017 and 2016, respectively. The capital expenditures are primarily related to recompletion activity at South Timbalier 295 and costs incurred to reroute pipeline access. Based on information supplied by the operators of the properties, the Partnership anticipates capital expenditures of approximately $0.1 million during the remainder of 2017 for recompletion activity and continued infrastructure modifications. Final abandonment activity for removal of the platforms at North Padre Island 969/976 has been deferred until 2018. Capital estimates may change based on realized oil and gas prices, recompletion results, changes by the operator to their development or abandonment plans, or changes in government regulations.
Because of production declines, prolonged third-party pipeline downtime, and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first nine months of 2017, and no distributions to Investing Partners are anticipated during the fourth quarter of 2017. The Partnership also made no distribution to Investing Partners during the first nine months of 2016 as a result of low product prices.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the first half of 2018.
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2017. The per-unit value was determined to be $9,242 based on the valuation date of December 31, 2016. A second right of presentment valuation was computed during October 2017, and the per-unit value was determined to be $8,794 based on a valuation date of June 30, 2017. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2017, and is not expected to purchase any Units in the fourth quarter of 2017 as a result of the Partnership's limited amount of cash available for discretionary purposes. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first nine months of 2017 or 2016.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2016, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the nine months ended September 30, 2017, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

a.	Exhibits

P3.1
Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

P3.2
Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 0-13546).

P3.3
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
P Filed previously in paper format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	November 2, 2017	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	November 2, 2017	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner