Form 10-K
period 2017-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2018-02-23
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2017	$8,516,314
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Apache Corporation’s proxy statement relating to its 2018 annual meeting of stockholders have been incorporated by reference into Part III hereof.

TABLE OF CONTENTS
DESCRIPTION
All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids (NGLs) are compared with natural gas in terms of million cubic feet equivalent (MMcfe) and billion cubic feet equivalent (Bcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (bopd) and thousands of cubic feet of gas per day (Mcfd), respectively. With respect to information relating to the Partnership’s working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Apache Offshore Investment Partnership’s working interest therein. Unless otherwise specified, all references to wells and acres are gross.

i

FORWARD-LOOKING STATEMENTS AND RISK
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2017, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	pipeline and gathering system capacity and availability;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes, including environmental regulation;

•	terrorism or cyber-attacks;

•	the capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

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
General
Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation, a Delaware corporation, (Apache or Managing Partner), as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership), of which Apache is the sole general partner and the Investment Partnership is the sole limited partner. The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas development and production operations. The Operating Partnership conducts the operations of the Investment Partnership.
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
The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2017, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
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
2017 Results and Business Development
The Partnership reported a net loss in 2017 of $0.3 million, or $246 per Investing Partner Unit. Losses were down approximately $2.9 million from the $3.1 million of net loss reported in 2016. The 2016 net loss included $2.9 million of non-cash write-downs in the carrying value of the Partnership's oil and gas properties. The Partnership’s average realized gas price increased 40 percent from a year ago to $3.49 per Mcf while oil prices increased 19 percent from a year ago to $48.00 per barrel. Natural gas production averaged 114 Mcf per day in 2017, down 61 percent from 2016. Oil production averaged 46 barrels of oil per day in 2017, down 32 percent from 2016. Production from Ship Shoal 258/259 was shut-in for the majority of 2017 as a result of third-party pipeline maintenance, which is now complete. The operator plans to bring the field back on-line in the first quarter of 2018. South Timbalier 295 also experienced significant production interruptions during the middle of the year as a result of pipeline downtime. During 2017, the Partnership’s cash outlays for oil and gas property additions totaled $36,115 as the Partnership participated in recompletion projects at South Timbalier 295. The Partnership did not participate in any new drilling projects during the year.

Based on preliminary information available to the Partnership, it anticipates capital expenditures will total less than $200,000 in 2018 for pipeline and recompletion projects scheduled at South Timbalier 295. Additionally, $540,000 is estimated to be spent in 2018 to abandon several wells currently shut-in at Ship Shoal 258/259 and to remove platforms at North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence in 2016, but has been deferred to the middle of 2018 and possibly 2019 pending approval from regulators. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2017, 47 of those prospects have been surrendered or sold. As of December 31, 2017, the Partnership had 23 productive wells on the Partnership’s two remaining developed fields, both offshore Louisiana. The Partnership had, at December 31, 2017, estimated proved oil and gas reserves of 599,686 barrels of oil equivalent.
For a more in-depth discussion of the Partnership’s 2017 results and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Marketing
The Partnership has historically marketed its oil and gas production under the joint operating agreements with the operators of its properties. Beginning in 2016, Apache, as Managing Partner of the Partnership, began marketing the Partnership's share of oil production from South Timbalier 295, the Partnership's largest source of production. The third-party operator continues to market all other production of the Partnership. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. The objective is to maximize the value of the crude oil or natural gas sold by identifying the best markets and most economical transportation routes available to move the oil or natural gas. These contracts provide for sales that are priced at prevailing market prices. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market-reflective differentials. The change to Apache to market oil production from South Timbalier 295 was made to improve the timing of cash receipts and reduce the credit risk from third-party purchasers and remitters.
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
Crude oil and natural gas price volatility could adversely affect our operating results.
The Partnership’s revenues and operating results depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The market prices for crude oil and natural gas depend on factors beyond the Partnership’s control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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
Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which have declined significantly since June 2014. Despite slight increases in oil and natural gas prices in 2017, prices have remained significantly lower than recent years, which has adversely affected our revenues, operating income, cash flow, and proved reserves. Continued low prices could have a material adverse impact on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. Sustained low prices of crude oil and natural gas may further adversely impact our business as follows:

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
A portion of our natural gas and oil production may be interrupted, limited, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities or interstate pipelines to transport our production, or we might voluntarily curtail production in response to market conditions. For example, the Partnership’s production at South Timbalier 295 was down for all of second-quarter 2017 for a third-party pipeline reroute, and production from Ship Shoal 258/259 was shut-in from March 2017 through the end of the year as a result of third-party pipeline maintenance, which significantly reduced the Partnership’s revenues, earnings, cash flow from operating activities, and liquidity in 2017. Similarly, the Partnership experienced downtime in 2016 and 2015 for pipeline maintenance at South Timbalier 295 and Ship Shoal 258/259, which reduced revenues, earnings and cash flow in each year. If a substantial amount of our production is interrupted at the same time or for an extended period of time, it could adversely affect our cash flow.
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
Failure or loss of equipment, as the result of equipment malfunctions, cyber-attacks, or natural disasters such as hurricanes, could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Litigation arising from a catastrophic occurrence, such as a well blowout, explosion, or fire at a location where our equipment and services are used, or water contamination from hydraulic fracturing chemical additives, may result in substantial claims for damages. Ineffective containment of a drilling well blowout or pipeline rupture or surface spillage and water contamination from petroleum constituents or hydraulic fracturing chemical additives could result in extensive environmental pollution and substantial remediation expenses. If a significant amount of our production is interrupted, our containment efforts prove to be ineffective, or litigation arises as the result of a catastrophic occurrence, our cash flows, and, in turn, our results of operations could be materially and adversely affected.
A decline in commodity prices may impact the Partnership’s ability to pay distributions to partners, or fund capital expenditures, or both, as cash from operating activities decline.
The Partnership did not make any distributions to Investing Partners during 2017 as a result of the Partnership's expected cash funding for asset retirement obligations (ARO). The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover its undiscounted future ARO. If oil and natural gas prices remain at or fall below levels at the end of 2017, the Partnership may not be able to make a distribution to Investing Partners during 2018. Declines in cash from operating activities may reduce funds available for capital expenditures.
The distressed financial conditions of our purchasers and operating partners could have an adverse impact on us in the event they are unable to pay us for the products we provide.
Concerns about global economic conditions and the volatility of oil and natural gas prices have had a significant adverse impact on the oil and gas industry. The Partnership is exposed to risk of financial loss from trade, joint venture and other receivables. The Partnership currently sells its crude oil, natural gas, and natural gas liquids through the properties’ operators under the joint venture operating agreement and to a variety of purchasers. Some of the joint venture partners that act as operators or their oil and gas purchasers may experience liquidity problems and may not be able to meet their financial obligations. As a result of current economic conditions and the severe decline in oil and natural gas prices, some of our customers and operating partners may experience severe financial problems that may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers or operating partners will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our purchasers, customers or operating partners, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. Nonperformance by a trade creditor or joint venture partner could result in significant financial losses.

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
If one or more of our operating partners performs poorly or declares bankruptcy, our business, financial condition and results of operations, ability to make distributions to our unitholders and ability to comply with our asset retirement obligations could be adversely affected.
In general, we expect to rely on our operating partners for the day-to-day management and operation of our assets. We will have no control or only limited influence over the day-to-day management and operation of such assets. One or more of our operating partners may perform poorly in operating one or more of our assets for a variety of reasons. If one of our operating partners does not perform well or is forced to declare bankruptcy, we may not be able to ameliorate the adverse effects of poor performance by terminating the operating partner and finding a replacement operating partnership to operate these assets in a timely manner. In such an instance, our business, results of operations, financial condition, ability to make distributions to our unitholders and ability to comply with our asset retirement obligations could be materially adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2017, the Partnership did not have any unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES
Acreage
Acreage is held by the Partnership pursuant to the terms of various leases on federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership does not anticipate any difficulty in retaining any of its leases. A summary of the Partnership’s gross and net acreage as of December 31, 2017, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
Ship Shoal 258, 259	LA	10,141	638
South Timbalier 276, 295, 296	LA	15,000	1,063
		25,141	1,701
At December 31, 2017, the Partnership did not have an interest in any undeveloped acreage.
Productive Oil and Gas Wells
The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2017, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
Ship Shoal 258, 259	LA	4	0.25	—	—
South Timbalier 276, 295, 296	LA	1	0.07	18	1.27
		5	0.32	18	1.27
Net Wells Drilled
The following table shows the results of the oil and gas wells drilled and tested for each of the last three fiscal years:

	Net Exploratory			Net Development
Year	Productive	Dry	Total	Productive	Dry	Total
2017	—	—	—	—	—	—
2016	—	—	—	—	—	—
2015	—	—	—	—	—	—
Production, Pricing and Lease Operating Cost Data
The following table provides, for each of the last three fiscal years, oil, natural gas liquids, and gas production for the Partnership, average lease operating costs per Mcfe (including gathering and transportation costs) and average sales prices.

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2017
South Timbalier 295	17	1	39	$3.80	$48.00	$22.89	$3.51
Other fields	—	—	3	8.90	47.44	30.60	3.21
Total	17	1	42	$3.93	$48.00	$23.63	$3.49
2016
South Timbalier 295	25	2	73	$2.10	$40.33	$15.56	$2.55
Other fields	—	1	33	4.23	35.32	23.39	2.39
Total	25	3	106	$2.40	$40.27	$17.35	$2.50
2015
South Timbalier 295	25	3	60	$2.26	$53.49	$17.72	$2.77
Other fields	—	1	35	8.65	51.86	26.53	2.89
Total	25	4	95	$3.22	$53.47	$18.96	$2.82

At December 31, 2017, the South Timbalier 295 field contained approximately 90 percent of the Partnership’s proved reserves, expressed on an oil-equivalent-barrels basis.
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
As of December 31, 2017, the Partnership had total estimated proved reserves of 376,161 barrels of crude oil and condensate, 54,192 barrels of NGLs and 1.0 Bcf of natural gas. Combined, these total estimated proved reserves are equivalent to 599,686 barrels of oil. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.
The following table shows proved oil, NGL, and gas reserves as of December 31, 2017, based on commodity average prices in effect on the first day of each month in 2017, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGL (Mbbls)	Gas (MMcf)
Proved developed	376	54	1,016
Proved undeveloped	—	—	—
Total proved	376	54	1,016
The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2017, 2016, and 2015, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10—Supplemental Oil and Gas Disclosures (Unaudited) in the 2017 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.
The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
The Partnership’s estimate of proved oil and gas reserves are prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the Partnership owned 100 percent at December 31, 2017, is filed as an exhibit to this Form 10-K.

The primary technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mr. Ali A. Porbandarwala, a Vice President with Ryder Scott. Mr. Porbandarwala has more than nine years of experience in the estimation and evaluation of petroleum reserves and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
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
As of December 31, 2017, there were 1,021.5 of the Partnership’s Units outstanding held by 912 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2017, 2016, or 2015.
As discussed in Item 7, an amendment to the Partnership Agreement in February 1994, created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for the five years ended December 31, 2017, should be read in conjunction with the Partnership’s financial statements and related notes included under Item 8 below of this Form 10-K.

	As of or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per Unit amounts)
Total assets	$9,318	$9,420	$13,175	$13,501	$12,799
Partners’ capital	$7,283	$7,561	$10,691	$10,973	$10,426
Oil and gas sales	$976	$1,317	$1,707	$2,934	$3,556
Net income (loss)	$(257)	$(3,135)	$(228)	$812	$966
Net income (loss) allocated to:
Managing Partner	$(6)	$35	$47	$271	$326
Investing Partners	(251)	(3,170)	(275)	541	640
	$(257)	$(3,135)	$(228)	$812	$966
Net income (loss) per Investing Partner Unit	$(246)	$(3,103)	$(269)	$530	$626
Cash distributions per Investing Partner Unit	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The Partnership is a very minor participant in the oil and gas industry and faces strong competition in all aspects of its business. With a relatively small amount of capital invested in the Partnership and management’s decision to avoid incurring debt, the Partnership has not engaged in acquisition or exploration activities in recent years. The Partnership has not carried any debt since January 1997. The limited amount of capital and the Partnership’s modest reserve base have contributed to the Partnership’s focus on production activities and development of existing leases.
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K, and the Risk Factors information set forth in Part I, Item 1A of this Form 10-K.
The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Prices in recent years have remained volatile and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate widely over the years. During 2017, the Partnership’s average realized oil price increased 19 percent from 2016, while natural gas prices increased 40 percent. With third-party pipelines coming back on-line during 2018 and rising commodity prices, offset by expected natural depletion on existing wells, the Partnership is anticipating revenues, earnings, and cash flow to rise modestly in 2018 compared to 2017.

During 2017, the Partnership’s oil production declined 32 percent as a result of an unexpected third-party pipeline shut-down for repairs at South Timbalier 295 during the second quarter of 2017. Gas production for 2017 declined 61 percent, primarily a result of unplanned maintenance on the Ship Shoal 258/259 third-party pipeline beginning in March of 2017. The pipeline remained shut-down for the remainder of 2017 with operations anticipated to resume during the first quarter of 2018.
The Partnership participates in development drilling and recompletion activities as recommended by the operators of the properties in which the Partnership owns an interest. During 2017, the Partnership’s had cash outlays for oil and gas property additions of $36,115 as the Partnership did not participate in any new drilling projects during 2017, and participated in only two new recompletion projects during the year.
With platform abandonment operations at North Padre Island 969/976 being scheduled to commence and pipeline interruptions and maintenance negatively impacting cash flows, the Partnership did not make any distributions to the Investing Partners during 2017. The Partnership will continue to review available cash balances, scheduled plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, and the anticipated level of recompletion and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2018.
Results of Operations
This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2017, 2016, and 2015.
Net Income and Revenue
The Partnership reported a net loss of $0.3 million for 2017 compared to a net loss of $3.1 million for 2016. On a per Investing Partner Unit basis, the partnership reported a loss of $246 per Unit in 2017, compared to a net loss of $3,103 per Unit in 2016. The 2016 net loss included $2.9 million of non-cash write-downs in the carrying value of the Partnership's oil and gas properties and reduced revenues as a result of lower oil and gas prices compared to the prior year. The Partnership reported a net loss of $0.2 million in 2015.
Total revenues in 2017 of $1.0 million decreased 24 percent from 2016 as the result of lower production from extended pipeline maintenance and repairs during 2017, partially offset by higher oil and gas prices. The Partnership’s total revenues in 2016 of $1.3 million decreased 18 percent from 2015 on lower oil and gas prices.
Declines in oil and gas production can generally be expected in future years as a result of normal depletion. Given the small number of producing wells owned by the Partnership, and that production from offshore wells tends to decline at a faster rate than production from onshore wells, the Partnership’s future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. It is not anticipated that the Partnership will acquire any additional exploratory leases or that significant drilling will take place on leases in which the Partnership currently holds interests.
The Partnership’s oil, gas and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Gas volume – Mcf per day	114	(61)%	290	12%	260
Average gas price – per Mcf	$3.49	40%	$2.50	(11)%	$2.82
Oil volume – barrels per day	46	(32)%	68	(1)%	69
Average oil price – per barrel	$48.00	19%	$40.27	(25)%	$53.47
NGL volume – barrels per day	3	(57)%	7	(42)%	12
Average NGL price – per barrel	$23.61	36%	$17.35	(8)%	$18.96
During the second quarter of 2017, South Timbalier was shut down to reroute the existing pipeline. The work was completed towards the end of the third quarter of 2017, and the pipeline was back on-line during the fourth quarter of 2017. Also during the second quarter of 2017, the third-party pipeline at Ship Shoal 258/259 was shut-down for maintenance, which extended through the end of 2017. The Partnership has been informed that the repairs are complete and anticipates Ship Shoal 258/259 to come back on-line in the first quarter of 2018.

Crude Oil Sales
2017 vs. 2016 The Partnership’s crude oil sales in 2017 totaled $806,620, down 20 percent from 2016 on lower production, the result of the South Timbalier 295 pipeline interruption. The Partnership’s average realized oil price in 2017 increased 19 percent from 2016, increasing to $48.00 per barrel in 2017.
2016 vs. 2015 The Partnership’s crude oil sales in 2016 totaled $1.0 million, down 26 percent from 2015 on lower prices. The Partnership’s average realized oil price in 2016 decreased 25 percent from 2015, dropping to $40.27 per barrel in 2016. The Partnership’s crude oil volumes were down slightly from 2015.
Natural Gas Sales
2017 vs. 2016 Natural gas sales in 2017 decreased 45 percent from a year ago, totaling $145,562 on lower production as the result of prolonged repairs on the Ship Shoal 258/259 third-party pipeline. The decrease in production was partially offset by average realized gas prices increasing from $2.50 per Mcf in 2016 to $3.49 per Mcf in 2017.
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
NGL Sales
The Partnership sold 3 barrels per day of natural gas liquids in 2017, down from 7 barrels per day in 2016. The decrease was the result of the pipeline shutdowns at South Timbalier 295 and Ship Shoal 258/259 during 2017. The decreased production was partially offset by NGL prices increasing 36 percent from 2016, increasing to $23.61 per barrel. The Partnership sold 7 barrels per day of natural gas liquids in 2016, down from 12 barrels per day in 2015. The decrease reflected lower processed volumes at South Timbalier 295 in 2016 and pipeline downtime at Ship Shoal 258/259. NGL prices in 2016 decreased 8 percent from 2015, dropping to $17.35 per barrel.
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
Operating Expenses
2017 vs. 2016 The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, decreased to approximately 27 percent in 2017 from approximately 38 percent in 2016. The dollar amount of recurring DD&A expense for 2017 decreased from the comparable period a year ago as a result of the lower DD&A rate and lower sales volumes from pipeline interruptions. For 2017 and 2016, the Partnership recognized asset retirement obligation (ARO) accretion expense of $105,135 and $79,661, respectively. The deferral of abandonment activity at North Padre Island 969/976 and revisions in ARO liability shifted the timing of the Partnership's abandonment obligations and increased accretion expense during 2017.
Lease operating expenses (LOE) for 2017 increased 3 percent from the same period a year ago to $581,718 in 2017. The slight increase reflects the impact of repair and maintenance work for unexpected shut-ins at South Timbalier 295 and Ship Shoal 258/259 and operating costs that correspond to increases in commodity prices. Gathering and transportation costs for the delivery of oil and gas totaled $2,495, the result of lower production from pipeline downtime at Ship Shoal 258/259 and a change in oil marketing arrangements for South Timbalier 295. Administrative expenses for 2017 decreased 9 percent compared to 2016.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not recognize a write-down for the carrying value of its oil and gas properties during 2017. The Partnership wrote-down the carrying value of its oil and gas properties by approximately $2.9 million during 2016. The write-downs are reflected as additional DD&A expense. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods.
2016 vs. 2015 The Partnership’s DD&A, expressed as a percentage of oil and gas sales, rose to approximately 38 percent in 2016 from approximately 28 percent in 2015. The increase in the rate as a percentage of oil and gas sales in 2015 reflected the impact of declining oil and gas prices. The dollar amount of recurring DD&A expense for 2016 increased from the comparable period a year ago as a result of the higher DD&A rate. For 2016 and 2015, the Partnership recognized asset retirement obligation accretion of $79,661 and $126,687, respectively. Abandonment activity during 2015 at Matagorda Island 681/682 and North Padre Island 969/976 reduced the Partnership's abandonment obligations and related accretion expense.
LOE for 2016 were down 25 percent from the prior year, decreasing to $0.6 million in 2016. The decrease reflects the impact of permanently shutting-in North Padre Island 969/976 and operating costs that have been trending downward as a response to lower commodity prices. In addition, the operator of the properties has been delaying discretionary repair work and other costs in light of reduced oil and gas prices and cash flow. Gathering and transportation costs for the delivery of oil and gas decreased over 30 percent from the same period in 2015 primarily a result of a change in oil marketing arrangements on the South Timbalier 295. Administrative expenses for 2016 decreased four percent compared to the same period in 2015.
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
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities, which totaled a cash inflow of $138,687 for 2017 and a cash outflow of $177,543 for 2016. The increase from 2016 reflected lower abandonment spending in the current year. Net cash provided by operating activities totaled $55,546 for 2015.
At December 31, 2017, the Partnership had approximately $5.1 million in cash and cash equivalents, up slightly from the end of 2016. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs, which may disrupt the Partnership’s production.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can generally be expected in future years as a result of normal depletion and the Partnership’s non-participation in acquisition or exploration activities. Based on production estimates from independent engineers and current market conditions, the Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2018 and 2019.

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
The Partnership may reduce capital expenditures or distributions to partners, or both, to be in-line with cash from operating activities. In the event that future short-term operating cash requirements are greater than the Partnership’s financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership. The Partnership does not intend to incur debt from banks or other outside sources or solicit capital from existing Unit holders or in the open market.
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2017, 2016, or 2015.
Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2017. The Partnership did not have any contractual obligations as of December 31, 2017, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the notes to the financial statements included in this annual report on Form 10-K.
During each of the last three years, the Partnership had modest cash outlays for oil and gas property additions as it did not participate in any new drilling projects. The Partnership participated in two recompletion projects at South Timbalier 295 in 2017. The Partnership paid cash settlements for ARO liabilities totaling $12,259 in 2017, $0.3 million in 2016, and $0.5 million in 2015.
Based on preliminary information available to the Partnership, it anticipates capital expenditures will be less than $200,000 in 2018 for pipeline and recompletion projects at South Timbalier 295. Additionally, $540,000 is estimated to be spent in 2018 to abandon several wells currently shut-in at Ship Shoal 258/259 and to remove the platforms at North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence in 2016, but has been deferred to the middle of 2018 and possibly 2019 pending approval from regulators. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Because of low oil and gas prices, pipeline interruptions to production, and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during 2017. The Partnership also made no distribution to Investing Partners during 2016 as a result of low product prices and the large amount of pending plugging costs at North Padre Island 969/976.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of lower commodity prices in recent years, and the level of drilling and recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2018.

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
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2017. The per-unit value was determined to be $9,242 based on the valuation date of December 31, 2016. A second right of presentment valuation was computed during October 2017 and the per-unit value was determined to be $8,794 based on a valuation date of June 30, 2017. The Partnership did not repurchase any Investing Partner Units (Units) during 2017 as a result of the Partnership’s limited amount of cash available for discretionary purposes. The per-unit right of presentment value computed during the first quarter of 2016 based on the valuation date of December 31, 2015, was $6,057 and the second per-unit right of presentment in 2016 was $6,091 based on a valuation date of June 30, 2016. The Partnership did not repurchase any Units during 2016. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
There will be two rights of presentment in 2018, but the Partnership is not in a position to predict how many Units will be presented for repurchase and cannot, at this time, determine if the Partnership will have sufficient funds available to repurchase Units. The Amended Partnership Agreement contains limitations on the number of Units that the Partnership can repurchase, including an annual limit on repurchases of 10 percent of outstanding Units.
Off-Balance Sheet Arrangements
The Partnership does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or any other purpose. Any future transactions involving off-balance sheet arrangements will be fully scrutinized by the Managing Partner and disclosed by the Partnership.
Insurance
The Managing Partner maintains insurance coverage that includes coverage for physical damage to the Partnership’s oil and gas properties, third-party liability, workers’ compensation and employers’ liability, general liability, sudden pollution and other coverage. The insurance coverage includes deductibles, which must be met prior to recovery. Additionally, the Managing Partner’s insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.
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
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. This liability is offset by a corresponding increase in the carrying amount of the underlying asset. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with Partnership’s oil and gas properties. The Partnership utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.
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
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for oil and gas production continue to be volatile and unpredictable. The Partnership has not used derivative financial instruments or otherwise engaged in hedging activities during 2017 or 2016.
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
The Partnership’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of production are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to the Partnership’s natural gas production. Prices received for oil and gas production have been and remain volatile and unpredictable. During 2017, monthly oil price realizations ranged from a low of $40.28 per barrel to a high of $59.11 per barrel. Gas price realizations ranged from a monthly low of $2.96 per Mcf to a monthly high of $3.92 per Mcf during the same period. Based on the Partnership’s average daily production for 2017, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $17,000 and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $4,000. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three-year period ended December 31, 2017. Due to the volatility of commodity prices, the Partnership is not in a position to predict future oil and gas prices.
Demand for oil and natural gas are, to a significant degree, dependent on weather and climate, which impact the price we receive for the commodities we produce. In addition, our development activities and equipment can be adversely affected by severe weather, such as hurricanes in the Gulf of Mexico, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment. While our planning for normal climatic variation, insurance program, and emergency recovery plans mitigate the effects of the weather, not all such effects can be predicted, eliminated or insured against.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2017.

/s/ John J. Christmann IV
Chief Executive Officer and President (principal executive officer) of Apache Corporation, Managing Partner

/s/ Stephen J. Riney
Executive Vice President and Chief Financial Officer (principal financial officer) of Apache Corporation, Managing Partner

/s/ Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller (principal accounting officer) of Apache Corporation, Managing Partner
Houston, Texas
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apache Offshore Investment Partnership (the Partnership) as of December 31, 2017 and 2016, the related statements of consolidated operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2002.
Houston, Texas
February 22, 2018

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
REVENUES:
Oil and gas sales	$976,395	$1,317,075	$1,707,495
Other revenue (loss)	—	—	(84,249)
Interest income	32,104	7,639	88
	1,008,499	1,324,714	1,623,334
EXPENSES:
Depreciation, depletion and amortization
Recurring	261,228	507,051	478,748
Additional	—	2,873,180	—
Asset retirement obligation accretion	105,135	79,661	126,687
Lease operating expenses	581,718	567,434	756,598
Gathering and transportation costs	2,495	84,617	124,806
Administrative	315,392	348,000	364,000
	1,265,968	4,459,943	1,850,839
NET LOSS	$(257,469)	$(3,135,229)	$(227,505)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(5,899)	$34,361	$47,101
Investing Partners	(251,570)	(3,169,590)	(274,606)
	$(257,469)	$(3,135,229)	$(227,505)
NET LOSS PER INVESTING PARTNER UNIT	$(246)	$(3,103)	$(269)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,469)	$(3,135,229)	$(227,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	261,228	3,380,231	478,748
Asset retirement obligation accretion	105,135	79,661	126,687
Changes in operating assets and liabilities:
Accrued receivables	30,211	24,756	161,566
Receivable from/payable to Apache Corporation	8,200	(19,606)	17,274
Other payables	—	(84,249)	84,249
Accrued operating expenses	3,641	(132,350)	(113,539)
Asset retirement expenditures	(12,259)	(290,757)	(471,934)
Net cash provided by (used in) operating activities	138,687	(177,543)	55,546
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(36,115)	(38,231)	(30,013)
Net cash used in investing activities	(36,115)	(38,231)	(30,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	—	4,990	—
Distributions to Managing Partner	(20,755)	—	(54,584)
Net cash provided by (used in) financing activities	(20,755)	4,990	(54,584)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,817	(210,784)	(29,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,035,668	5,246,452	5,275,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,117,485	$5,035,668	$5,246,452
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,117,485	$5,035,668
Accrued revenues receivable	92,881	123,092
Receivable from Apache Corporation	—	4,799
	5,210,366	5,163,559
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,005,011	194,893,233
Less – Accumulated depreciation, depletion and amortization	(190,897,856)	(190,636,628)
	4,107,155	4,256,605
	$9,317,521	$9,420,164
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	3,401	—
Current asset retirement obligation	544,939	—
Accrued operating expenses	100,855	97,214
Accrued development costs	141,373	9,410
	790,568	106,624
ASSET RETIREMENT OBLIGATION	1,244,328	1,752,691
PARTNERS’ CAPITAL:
Managing Partner	419,576	446,230
Investing Partners (1,021.5 units outstanding)	6,863,049	7,114,619
	7,282,625	7,560,849
	$9,317,521	$9,420,164
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2014	$414,362	$10,558,815	$10,973,177
Distributions	(54,584)	—	(54,584)
Net income (loss)	47,101	(274,606)	(227,505)
BALANCE, DECEMBER 31, 2015	$406,879	$10,284,209	$10,691,088
Contributions	4,990	—	4,990
Net income (loss)	34,361	(3,169,590)	(3,135,229)
BALANCE, DECEMBER 31, 2016	$446,230	$7,114,619	$7,560,849
Distributions	(20,755)	—	(20,755)
Net loss	(5,899)	(251,570)	(257,469)
BALANCE, DECEMBER 31, 2017	$419,576	$6,863,049	$7,282,625
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Nature of Operations
Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation (Apache or Managing Partner) as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas development and production operations. The Operating Partnership conducts the operations of the Investment Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and Operating Partnership. Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Investing Partner Units (Units) outstanding at December 31, 2017. The term “Partnership”, as used hereafter, refers to the Investment Partnership or the Operating Partnership, as the case may be.
The Partnership purchased, at cost, an 85 percent interest in offshore leasehold interests acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. The Partnership acquired an increased net revenue interest in Matagorda Island Blocks 681 and 682 in November 1992, when the Partnership and Apache formed a joint venture to acquire a 92.6 percent working interest in the blocks. The Partnership’s working interests in the two remaining venture prospects at December 31, 2017 range from 6.29 percent to 7.08 percent. The two remaining venture prospects are both located offshore Louisiana.
The Partnership’s future financial condition and results of operations will depend largely upon prices received for its oil and natural gas production and the costs of developing and producing reserves. A substantial portion of the Partnership’s production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership’s control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels.
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
Right of Presentment
In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The Partnership did not offer to purchase any Units from Investing Partners in 2017, 2016, or 2015 as a result of the limited amount of cash available for discretionary purposes.
The Partnership is not in a position to predict how many Units will be presented for repurchase during 2018; however, no more than 10 percent of the outstanding Units may be purchased under the right of presentment in any year. The Partnership has no obligation to purchase any Units presented to the extent that it determines that it has insufficient funds for such purchases.

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

Right of Presentment Valuation Date	Total Valuation Price	Valuation Price Per Unit
December 31, 2014	$9,975,347	$9,765
June 30, 2015	10,042,327	9,831
December 31, 2015	6,187,080	6,057
June 30, 2016	6,222,171	6,091
December 31, 2016	9,440,733	9,242
June 30, 2017	8,983,454	8,794

Investing Partner Units Outstanding:	2017	2016	2015
Balance, beginning of year	1,021.5	1,021.5	1,021.5
Repurchase of Partnership Units	—	—	—
Balance, end of year	1,021.5	1,021.5	1,021.5
Capital Contributions
A total of $85,000 per Unit, or approximately 57 percent, of investor subscription had been called through December 31, 2017. The Partnership determined the full purchase price of $150,000 per Unit was not needed, and upon completion of the last subscription call in November 1989, released the Investing Partners from their remaining liability. As a result of investors defaulting on cash calls and repurchases under the presentment offer discussed above, the original 1,500 Units have been reduced to 1,021.5 Units at December 31, 2017.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP and the disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Partnership evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note 10 – Supplemental Oil and Gas Disclosures) and the assessment of asset retirement obligations (see Note 8 – Asset Retirement Obligation).
Cash Equivalents
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2017 and 2016, the Partnership had $5.1 million and $5.0 million, respectively, of cash and cash equivalents.
Oil and Gas Properties
The Partnership follows the full-cost method of accounting for its investment in oil and gas properties for financial statement purposes. Under this method of accounting, the Partnership capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves. The amounts capitalized under this method include dry hole costs, leasehold costs, engineering, geological, exploration, development and other similar costs. All costs related to production and administrative functions are expensed in the period incurred. The Partnership includes the present value of its dismantlement, restoration, and abandonment costs within the capitalized oil and gas property balance as described in Note 8. Unless a significant portion of the Partnership’s reserve volumes are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains or losses are not recognized.
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
Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. As a result of the ceiling limitation, the Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $2,873,180 during 2016. The Partnership did not record any write-downs of capitalized costs during 2017 or 2015. See Note 10 - Supplemental Oil and Gas Disclosures for a discussion on the calculation of estimated future net cash flows.

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
Revenue Recognition
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production. At December 31, 2017 and 2016, the Partnership did not have any liability recorded for gas imbalances in excess of remaining reserves. No receivables are recorded for those wells where the Partnership has taken less than its share of production. Gas imbalances are reflected as adjustments to proved gas revenues and future cash flows in the unaudited supplemental oil and gas disclosures.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.”  The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership does not expect to adopt the guidance early. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Partnership is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, and the Partnership will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted; however, the Partnership does not intend to early adopt. The Partnership is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Partnership adopted the new standard on January 1, 2018, utilizing the modified retrospective approach. Based on the Partnership's evaluation, the adoption of this ASU does not have a material impact on net earnings. The Partnership continues to evaluate the disclosure requirements, develop an accounting policy, and implement changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU.
3. COMPENSATION TO AFFILIATES
Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing Partners for the Year Ended December 31,
	2017	2016	2015
	(In thousands)
a. Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$252	$278	$291
b. Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$—	$—	$—
Apache operated certain Partnership properties through September 30, 2013, at which time Fieldwood Energy LLC purchased Apache’s interest in South Timbalier 295 and Ship Shoal 258/259 and became operator of these properties. Billings to the Partnership were made on the same basis as to unaffiliated third parties or at prevailing industry rates.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OIL AND GAS PROPERTIES
The following tables contain direct cost information and changes in the Partnership’s oil and gas properties for each of the years ended December 31. All costs of oil and gas properties are currently being amortized.

	2017	2016	2015
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$194,893	$195,037	$194,691
Costs incurred during the year:
Development –
Investing Partners	104	(126)	314
Managing Partner	8	(18)	32
Balance, end of year	$195,005	$194,893	$195,037
Development costs for 2017 and 2016 include negative revisions of $66 thousand and $179 thousand, respectively, for estimated abandonment cost and the deferral of final platform abandonment at North Padre Island 969/976 until mid-2018. Removal of the platforms and final abandonment activity was previously expected to occur during 2016. Approximately $178 thousand of capital costs were incurred in 2017 for participation in pipeline and recompletion projects at South Timbalier 295, and approximately $35 thousand of capital costs were incurred in 2016 for participation in a recompletion project at Ship Shoal 258/259. Development costs in 2015 included $0.3 million on recompletion costs and abandonment activity.

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2014	$21,054	$165,724	$186,778
Provision	15	463	478
Balance, December 31, 2015	$21,069	$166,187	$187,256
Provision	22	3,359	3,381
Balance, December 31, 2016	$21,091	$169,546	$190,637
Provision	13	248	261
Balance, December 31, 2017	$21,104	$169,794	$190,898
The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2017, 2016, and 2015 was 27 percent, 38 percent and 28 percent, respectively. As more fully described in Footnote 2 above, as a result of the full-cost method of accounting ceiling limitation, the Partnership recorded non-cash write-downs of the carrying value of its proved oil and gas properties totaling $2,873,180 during 2016.

5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
Revenues received from major third-party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third-party customers individually accounted for ten percent or more of oil and gas sales.
Remittances from Fieldwood Energy LLC accounted for 18 percent, 43 percent, and 100 percent of the Partnership’s oil and gas sales for the years 2017, 2016, and 2015, respectively. Approximately 82 percent and 57 percent of the Partnership's oil and gas sales in 2017 and 2016, respectively, were to Chevron Products Company.
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
Cash, Cash Equivalents, Accounts Receivable and Accounts Payable -
As of December 31, 2017 and December 31, 2016, the carrying amounts approximate fair value because of the short-term nature or maturity of these instruments.

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

8. ASSET RETIREMENT OBLIGATION
The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2017 and 2016:

	2017	2016
Asset retirement obligation at beginning of year	$1,752,691	$1,852,113
Accretion expense	105,135	79,661
Liabilities settled	(2,849)	—
Revisions in estimated liabilities	(65,710)	(179,083)
Asset retirement obligation at end of year	$1,789,267	$1,752,691
Less current portion	(544,939)	—
Asset retirement obligation, long-term	$1,244,328	$1,752,691
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 2017, a negative revision to ARO liability was recorded to reflect a reduction in estimated cost and the deferral of final platform abandonment at North Padre Island 969/976 to the middle of 2018 and possibly 2019 pending approval from regulators.
9. TAX-BASIS FINANCIAL INFORMATION
A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2017	2016	2015
Net partnership ordinary income (loss) for federal income tax reporting purposes	$5,948	$165,691	$(589,078)
Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	33,479	36,920	29,302
Dismantlement and abandonment cost	2,849	(2,969)	773,696
Abandonment expense	—	—	38,419
Tax depreciation	66,618	125,021	125,591
	102,946	158,972	967,008
Less: full cost DD&A expense	(261,228)	(3,380,231)	(478,748)
Less: asset retirement obligation accretion	(105,135)	(79,661)	(126,687)
Net income (loss)	$(257,469)	$(3,135,229)	$(227,505)
The Partnership’s tax bases in net oil and gas properties at December 31, 2017, and 2016 was $2,335,252 and $2,562,093, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2017, and 2016.
A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2017	2016
Liabilities for federal income tax purposes	$245,629	$106,624
Asset retirement liability	1,789,267	1,752,691
Liabilities under accounting principles generally accepted in the United States	$2,034,896	$1,859,315
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
(Oil in Mbbls and gas in MMcf)

	2017			2016			2015
	Oil	NGL	Gas	Oil	NGL	Gas	Oil	NGL	Gas
Proved Reserves
Beginning of year	365	53	985	389	58	1,064	425	77	1,250
Extensions, discoveries and other additions	—	—	—	—	—	—	—	—	—
Revisions of previous estimates	28	2	73	1	(2)	27	(10)	(15)	(91)
Production	(17)	(1)	(42)	(25)	(3)	(106)	(26)	(4)	(95)
End of year	376	54	1,016	365	53	985	389	58	1,064
Proved Developed
Beginning of year	365	53	985	389	58	1,064	425	77	1,250
End of year	376	54	1,016	365	53	985	389	58	1,064
Oil includes crude oil and condensate.
All the Partnership’s reserves as of December 31, 2017 are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana. Approximately 89 percent of the Partnership’s current proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are now not producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.
Future Net Cash Flows
Future cash inflows as of December 31, 2017, 2016, and 2015 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2017	2016	2015
	(In thousands)
Future cash inflows	$25,968	$20,675	$24,388
Future production costs	(7,808)	(8,277)	(7,938)
Future development costs	(3,957)	(4,282)	(4,438)
Net cash flows	14,203	8,116	12,012
10 percent annual discount rate	(5,971)	(3,445)	(5,419)
Discounted future net cash flows	$8,232	$4,671	$6,593
The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Sales, net of production costs	$(391)	$(665)	$(826)
Net change in prices and production costs	2,821	(1,900)	(12,084)
Revisions of quantities	734	42	(532)
Discoveries and improved recoveries, net of cost	—	—	—
Accretion of discount	467	659	1,873
Changes in future development costs	147	61	198
Changes in production rates and other	(217)	(119)	(762)
	$3,561	$(1,922)	$(12,133)

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2017
Revenues	$330	$164	$250	$264	$1,008
Expenses	370	290	281	324	1,265
Net loss	$(40)	$(126)	$(31)	$(60)	$(257)
Net income (loss) allocated to:
Managing Partner	$8	$(17)	$5	$(2)	$(6)
Investing Partners	(48)	(109)	(36)	(58)	(251)
	$(40)	$(126)	$(31)	$(60)	$(257)
Net loss per Investing Partner Unit (1)	$(48)	$(107)	$(36)	$(55)	$(246)
2016
Revenues	$315	$381	$331	$298	$1,325
Expenses (2)	1,722	1,852	571	315	4,460
Net loss	$(1,407)	$(1,471)	$(240)	$(17)	$(3,135)
Net income (loss) allocated to:
Managing Partner	$(3)	$12	$14	$12	$35
Investing Partners	(1,404)	(1,483)	(254)	(29)	(3,170)
	$(1,407)	$(1,471)	$(240)	$(17)	$(3,135)
Net loss per Investing Partner Unit (1)	$(1,375)	$(1,452)	$(248)	$(28)	$(3,103)

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
The financial statements for the fiscal years ended December 31, 2017, 2016 and 2015, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2017, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors”, “Continuing Directors”, “Executive Officers of the Company”, and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2018 annual meeting of stockholders of Apache (the Apache Proxy Statement) is incorporated herein by reference.
Code of Business Conduct
Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers, and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct and Ethics (Code of Conduct), and revised it in September 2017. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the “Governance” page of Apache’s website at www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within five business days and maintained for at least twelve months.

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
Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2017. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache which owns 53 Units or 5.2 percent of the outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1).

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

P10.1
Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).

P10.2
Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).

P10.3
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

P99.2
Consent statement of the Partnership, dated January 7, 1994 (incorporated by reference to Exhibit 99.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

99.3
Proxy statement to be dated on or about March 31, 2018, relating to the 2018 annual meeting of stockholders of Apache Corporation (incorporated by reference to the document filed by Apache pursuant to Rule 14A, Commission File No. 1-4300).

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: February 22, 2018	/s/ John J. Christmann IV
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

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer and President (principal executive officer)	February 22, 2018

/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2018

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 22, 2018

/s/ Annell R. Bay Annell R. Bay	Director	February 22, 2018

/s/ Chansoo Joung Chansoo Joung	Director	February 22, 2018

/s/ Rene R. Joyce Rene R. Joyce	Director	February 22, 2018

/s/ George D. Lawrence George D. Lawrence	Director	February 22, 2018

/s/ John E. Lowe John E. Lowe	Director, Non-Executive Chairman of the Board	February 22, 2018

/s/ William C. Montgomery William C. Montgomery	Director	February 22, 2018

/s/ Amy H. Nelson Amy H. Nelson	Director	February 22, 2018

/s/ Rodman D. Patton Rodman D. Patton	Director	February 22, 2018

/s/ Daniel W. Rabun Daniel W. Rabun	Director	February 22, 2018

/s/ Peter A. Ragauss Peter A. Ragauss	Director	February 22, 2018