Form 10-Q
period 2018-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2018-05-03
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of March 31, 2018	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUES:
Oil and gas sales	$354,408	$326,309
Interest income	13,899	4,068
	368,307	330,377
EXPENSES:
Depreciation, depletion and amortization	81,622	95,115
Asset retirement obligation accretion	26,249	25,712
Lease operating expenses	126,734	166,535
Gathering and transportation costs	4,983	4,412
Administrative	80,803	78,845
	320,391	370,619
NET INCOME (LOSS)	$47,916	$(40,242)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$22,506	$8,368
Investing Partners	25,410	(48,610)
	$47,916	$(40,242)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$25	$(48)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,916	$(40,242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	81,622	95,115
Asset retirement obligation accretion	26,249	25,712
Changes in operating assets and liabilities:
Accrued receivables	(32,644)	13,663
Receivable from/payable to Apache Corporation	(3,225)	(6,527)
Accrued operating expenses	(9,441)	(5,800)
Asset retirement obligations	—	(528)
Net cash provided by operating activities	110,477	81,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(156,273)	(553)
Net cash used in investing activities	(156,273)	(553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(5,665)	(17,273)
Net cash used in financing activities	(5,665)	(17,273)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,461)	63,567
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,117,485	5,035,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,066,024	$5,099,235
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,066,024	$5,117,485
Accrued revenues receivable	125,525	92,881
	5,191,549	5,210,366
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,019,911	195,005,011
Less – Accumulated depreciation, depletion and amortization	(190,979,478)	(190,897,856)
	4,040,433	4,107,155
	$9,231,982	$9,317,521
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$176	$3,401
Asset retirement obligation	550,537	544,939
Accrued operating expenses	91,414	100,855
Accrued development costs	—	141,373
	642,127	790,568
ASSET RETIREMENT OBLIGATION	1,264,979	1,244,328
PARTNERS’ CAPITAL:
Managing Partner	436,417	419,576
Investing Partners (1,021.5 units outstanding)	6,888,459	6,863,049
	7,324,876	7,282,625
	$9,231,982	$9,317,521
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
These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2018, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (see “Revenue Recognition” section in this Note 1 below).
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
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no non-cash write-downs of the carrying value of its proved oil and gas properties during the first quarters of 2018 and 2017.
Revenue Recognition
On January 1, 2018, the Partnership adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. The Partnership elected to evaluate all contracts at the date of initial application. There was no impact to the opening balance of retained earnings as a result of the adoption, and the new standard is not anticipated to impact the Partnership’s net earnings on an ongoing basis.

The Partnership applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, MMBtu of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Partnership’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. For the three months ended March 31, 2018, revenues from customers totaled $354,408.

Apache, as Managing Partner of the Partnership, markets the Partnership's share of oil production from South Timbalier 295, the Partnership's largest source of production. The Partnership markets all other production under the joint operating agreements with the operator of its properties. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. These contracts provide for sales that are priced at prevailing market prices. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market reflective differentials.

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of March 31, 2018, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $125,525 and $92,881 as of March 31, 2018 and December 31, 2017, respectively.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Total revenues for oil, gas, and NGLs were $314,487, $31,125, and $8,796, respectively, for the three months ended March 31, 2018. Revenues for oil, gas, and NGLs were $261,166, $61,165, and $3,978, respectively, for the three months ended March 31, 2017.
Practical Expedients and Exemptions

The Partnership does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

The Partnership will utilize the practical expedient to expense incremental costs of obtaining a contract if the expected amortization period is one year or less. Costs to obtain a contract with expected amortization periods of greater than one year will be recorded as an asset and will be recognized in accordance with ASC 340, “Other Assets and Deferred Costs.” Currently, the Partnership does not have contract assets related to incremental costs to obtain a contract.
New Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Partnership does not intend to early adopt. The Partnership is currently evaluating the impact of adopting this standard on its consolidated financial statements. In January 2018, the FASB issued a proposed ASU update that would add a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. If finalized, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at date of adoption. The Partnership is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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
3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2018. The per-unit value was determined to be $10,342 based on the valuation date of December 31, 2017. The Partnership did not repurchase any Investing Partner Units (Units) during the first three months of 2018, and is not expected to purchase any Units in the first half of 2018. The per-unit right of presentment value computed during the first quarter of 2017 was determined to be $9,242 based on the valuation date of December 31, 2016. The Partnership did not repurchase any Units during the first three months of 2017. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2018:

Asset retirement obligation at December 31, 2017	$1,789,267
Accretion expense	26,249
Asset retirement obligation at March 31, 2018	1,815,516
Less current portion	(550,537)
Asset retirement obligation, long-term	$1,264,979
5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2018 and December 31, 2017, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2018 and 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana.
Results of Operations
Net Income and Revenue
The Partnership reported net income of $47,916 ($25 per Investing Partner Unit) for the first quarter of 2018 compared to a net loss of $40,242 ($48 per Investing Partner Unit) in the first quarter of 2017.
Total revenues in the first quarter of 2018 increased 11 percent from the first quarter of 2017 on higher crude oil prices partially offset by significant declines in gas production and lower gas and natural gas liquids (NGL) prices. The Partnership’s crude oil, natural gas, and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Gas volume – Mcf per day	100	179	(44)%
Average gas price – per Mcf	$3.48	$3.80	(8)%
Oil volume – barrels per day	56	60	(7)%
Average oil price – per barrel	$62.38	$48.53	29%
NGL volume – barrels per day	4	1	300%
Average NGL price – per barrel	$24.09	$32.64	(26)%
Oil and Gas Sales
Reflecting higher oil prices in 2018, the Partnership’s crude oil sales for the first quarter of 2018 totaled $314,487 compared to $261,166 of crude oil sales in the first quarter of 2017. The Partnership’s average realized price in the first quarter of 2018 increased $13.85 per barrel from the first quarter of 2017, increasing sales by $74,529. Crude oil volumes decreased to 56 barrels per day in the first quarter of 2018 compared to 60 barrels per day in the prior year period as a result of natural depletion and reduced capital spending during 2017. The decline in production reduced oil sales by $21,208.
Natural gas sales of $31,125 were recognized in the first quarter of 2018, down 49 percent from the amount realized for the equivalent 2017 period. The Partnership’s average realized natural gas price for the quarter decreased $0.32 per Mcf, or 8 percent, from the first quarter of 2017, decreasing sales by $5,225 from the prior year period. Natural gas volumes decreased 44 percent from the first quarter of 2017, reducing sales by $24,815. The decrease is primarily the result of the third-party pipeline shut-down at Ship Shoal 258/259, which began at the end of the first quarter of 2017. During the first quarter of 2018, the lease at Ship Shoal 258/259 expired. The third-party operator determined that it was uneconomical to bring production back on-line and, therefore, has decided to not renew the lease. The operator is expected to perform plug and abandonment activity within the next two years.
Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production during the remainder of 2018 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.

Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 23 percent for the first quarter of 2018 and 29 percent for the first quarter of 2017. The dollar amount of recurring DD&A expense for the first quarter of 2018 decreased from the comparable period a year ago as a result of the lower DD&A rate and lower sales volumes from the pipeline interruption.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first quarters of 2018 and 2017. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods, which would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the first quarter of 2018 of $126,734 decreased 24 percent from the first quarter of 2017, reflecting the impact of the shut-down of the pipeline at Ship Shoal 258/259. Gathering and transportation costs for the delivery of oil and gas remained flat, totaling $4,983 in the first quarter of 2018 compared to $4,412 in the comparable period in 2017.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first three months of 2018 and 2017, the Partnership had $110,477 and $81,393, respectively, of positive cash flows from operating activities. The increase reflected the impact of higher oil prices.
At March 31, 2018, the Partnership had approximately $5.1 million in cash and cash equivalents, slightly down from December 31, 2017. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2018. The Partnership did not have any contractual obligations as of March 31, 2018, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
During the first three months of 2018, the Partnership had cash outlays for capital expenditures totaling $156,273, primarily for pipeline reroute and recompletion projects at South Timbalier 295. Based on information supplied by the operators of the properties, the Partnership anticipates total capital expenditures of less than $200,000 during 2018 for recompletion activity at South Timbalier 295. Additionally, approximately $550,000 is estimated to be spent in the remainder of 2018 to abandon several wells shut-in at Ship Shoal 258/259 and to remove the platforms at North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence in 2016, but has been deferred to the middle of 2018 and possibly 2019 pending approval from regulators. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Because of fluctuations in production levels over the past year, the expiration of the lease at Ship Shoal 258/259, and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first three months of 2018. The Partnership also made no distribution to Investing Partners during the first three months of 2017 as a result of low product prices and third-party pipeline interruptions.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected drilling and recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the second half of 2018.
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2018. The per-unit value was determined to be $10,342 based on the valuation date of December 31, 2017. The Partnership does not expect to repurchase any Investing Partner Units (Units) during the first half of 2018 as a result of the Partnership's limited amount of cash available for discretionary purposes. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first three months of 2018 or 2017.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2017, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the three months ended March 31, 2018, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

[p]3.1
Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).

[p]3.2
Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).

[p]3.3
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	May 3, 2018	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	May 3, 2018	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner