Form 10-Q
period 2018-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2018-08-02
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of June 30, 2018	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Oil and gas sales	$357,112	$157,582	$711,520	$483,891
Interest income	19,045	6,741	32,944	10,809
	376,157	164,323	744,464	494,700
EXPENSES:
Depreciation, depletion and amortization	77,485	45,149	159,107	140,264
Asset retirement obligation accretion	26,637	26,093	52,886	51,805
Lease operating expenses	120,602	141,915	247,336	308,450
Gathering and transportation costs	4,277	(1,643)	9,260	2,769
Administrative	80,799	78,849	161,602	157,694
	309,800	290,363	630,191	660,982
NET INCOME (LOSS)	$66,357	$(126,040)	$114,273	$(166,282)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$24,948	$(16,688)	$47,454	$(8,320)
Investing Partners	41,409	(109,352)	66,819	(157,962)
	$66,357	$(126,040)	$114,273	$(166,282)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$41	$(107)	$65	$(155)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$114,273	$(166,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	159,107	140,264
Asset retirement obligation accretion	52,886	51,805
Changes in operating assets and liabilities:
Accrued receivables	(37,426)	109,099
Receivable from/payable to Apache Corporation	837	(126,184)
Accrued operating expenses	(9,441)	(2,019)
Asset retirement obligations	(8,444)	(103)
Net cash provided by operating activities	271,792	6,580
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(158,404)	(31,271)
Net cash used in investing activities	(158,404)	(31,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(34,120)	(21,547)
Net cash used in financing activities	(34,120)	(21,547)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,268	(46,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,117,485	5,035,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,196,753	$4,989,430
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,196,753	$5,117,485
Accrued revenues receivable	130,307	92,881
	5,327,060	5,210,366
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,022,042	195,005,011
Less – Accumulated depreciation, depletion and amortization	(191,056,963)	(190,897,856)
	3,965,079	4,107,155
	$9,292,139	$9,317,521
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$4,238	$3,401
Asset retirement obligation	703,377	544,939
Accrued operating expenses	91,414	100,855
Accrued development costs	—	141,373
	799,029	790,568
ASSET RETIREMENT OBLIGATION	1,130,332	1,244,328
PARTNERS’ CAPITAL:
Managing Partner	432,910	419,576
Investing Partners (1,021.5 units outstanding)	6,929,868	6,863,049
	7,362,778	7,282,625
	$9,292,139	$9,317,521
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2018, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (see “Revenue Recognition” section in this Note 1 below).
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first six months of 2018 and 2017.

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

The Partnership applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, MMBtu of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Partnership’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. For the three and six months ended June 30, 2018, revenues from customers totaled $357,112 and $711,520, respectively.

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

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $130,307 and $92,881 as of June 30, 2018 and December 31, 2017, respectively.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the quarters and six months ended 2018 and 2017:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Oil	$323,015	$128,461	$637,501	$389,627
Gas	24,209	27,382	55,334	88,547
NGLs	9,888	1,739	18,685	5,717
Total Oil and Gas Revenue	$357,112	$157,582	$711,520	$483,891

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

New Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Partnership does not intend to early adopt. The Partnership is currently evaluating the impact of adopting this standard on its consolidated financial statements. In January 2018, the FASB issued a proposed ASU update that would add a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. If finalized, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Partnership is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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
3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2018. The per-unit value was determined to be $10,342 based on the valuation date of December 31, 2017. The Partnership did not repurchase any Investing Partner Units (Units) during the first six months of 2018. The per-unit right of presentment value computed during the first quarter of 2017 was determined to be $9,242 based on the valuation date of December 31, 2016. The Partnership did not repurchase any Units during the first six months of 2017. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2018:

Asset retirement obligation at December 31, 2017	$1,789,267
Accretion expense	52,886
Liabilities settled	(8,444)
Asset retirement obligation at June 30, 2018	1,833,709
Less current portion	(703,377)
Asset retirement obligation, long-term	$1,130,332
5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2018 and December 31, 2017, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2018 and 2017.

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
Results of Operations
Net Income and Revenue
The Partnership reported net income of $66,357 ($41 per Investing Partner Unit) for the second quarter of 2018 compared to a net loss of $126,040 ($107 per Investing Partner Unit) in the second quarter of 2017. For the first six months of 2018, the Partnership reported net income of $114,273 ($65 per Investing Partner Unit) compared to a net loss of $166,282 ($155 per Investing Partner Unit) in the first six months of 2017.
Total revenues in the second quarter of 2018 increased 129 percent from the second quarter of 2017 on higher production and higher crude oil prices. Total revenues in the first six months of 2018 increased 50 percent from the first six months of 2017 on higher oil production and prices. The Partnership’s crude oil, natural gas, and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Gas volume – Mcf per day	102	75	36%	101	126	(20)%
Average gas price – per Mcf	$2.61	$4.03	(35)%	$3.04	$3.87	(21)%
Oil volume – barrels per day	53	30	77%	55	45	22%
Average oil price – per barrel	$66.60	$47.29	41%	$64.45	$48.11	34%
NGL volume – barrels per day	5	1	400%	4	1	300%
Average NGL price – per barrel	$22.87	$19.55	17%	$23.43	$27.12	(14)%
Oil and Gas Sales
The Partnership’s crude oil sales for the second quarter of 2018 totaled $323,015 compared to $128,461 in the second quarter of 2017. The Partnership’s average realized oil price in the second quarter of 2018 increased $19.31 per barrel from the second quarter of 2017, increasing sales by $52,455. Crude oil volumes increased to 53 barrels per day in the second quarter of 2018, compared to 30 barrels per day in the prior year period as a result of a re-completed well coming on-line at South Timbalier 295 during the first quarter of 2018 and the completion of pipeline reroute work at South Timbalier 295 that began during the second quarter of 2017. The increase in production raised oil sales by $142,099.
Natural gas sales of $24,209 were recognized in the second quarter of 2018, down 12 percent from the amount realized for the equivalent 2017 period. The Partnership’s average realized natural gas price for the quarter decreased $1.42 per Mcf, or 35 percent, from the second quarter of 2017, decreasing sales by $9,651. The decrease in price was partially offset by an increase in natural gas volumes of 36 percent from the second quarter of 2017, increasing sales by $6,478. The increase in production is the result of the completion of pipeline reroute work at South Timbalier 295 that began during the second quarter of 2017.
Crude oil sales for the first six months of 2018 totaled $637,501 compared to $389,627 from the first six months of 2017. The Partnership’s average realized oil price for the first six months of 2018 increased $16.34 per barrel from the first six months of 2017, increasing sales by $132,321. The Partnership’s crude oil volumes increased to 55 barrels per day during the first six months of 2018, compared to 45 barrels per day in the prior year period as a result of a re-completed well coming on-line at South Timbalier 295 during the first quarter of 2018 and the completion of pipeline reroute work at South Timbalier 295 that began during the second quarter of 2017. The increase in production raised oil sales by $115,553.

Natural gas sales of $55,334 were recognized in the first six months of 2018, down 38 percent from the amount realized for the equivalent 2017 period. The Partnership’s average realized natural gas price for the first six months decreased $0.83, or 21 percent, from the first six months of 2017, decreasing sales by $18,993. A decrease in natural gas volumes of 25 Mcf per day, or 20 percent, during the first six months of 2018 compared to the same period a year ago reduced sales by $14,220. The Partnership’s decrease in gas production in the first six months of 2018 primarily reflected the third-party pipeline shut-down at Ship Shoal 258/259, which began at the end of the first quarter of 2017. During the first quarter of 2018, the lease at Ship Shoal 258/259 expired. The third-party operator determined that it was uneconomical to bring production back on-line and, therefore, has decided to not renew the lease. The operator is expected to perform decommissioning and abandonment activity within the next two years.
The Partnership sold 4 barrels per day of NGL in the first six months of 2018, up from 1 barrel per day in the first six months of 2017. The increase reflected higher processed volumes at South Timbalier 295 in 2018. The increase in production was partially offset by 14 percent lower average realized NGL prices during the first six months of 2018 compared to the same prior year period.
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
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A) expense for the second quarter and first six months of 2018 increased 72 and 13 percent, respectively, compared to the same prior year periods. DD&A expense increased as a result of a higher DD&A rate from increased production, primarily associated with shut-in production at both South Timbalier 295 and Ship Shoal 258/259 during the second quarter of 2017. Recurring DD&A expense expressed as a percentage of oil and gas sales was approximately 22 percent for the second quarter and first six months of 2018 and 29 percent for the second quarter and first six months of 2017.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first six months of 2018 and 2017. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods, which would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the second quarter of 2018 of $120,602 decreased 15 percent from the second quarter of 2017, reflecting the impact of the expired lease at Ship Shoal 258/259. LOE for the first six months of 2018 of $247,336 decreased 20 percent from the same prior year period. Gathering and transportation costs for the delivery of oil and gas have normalized following prior year pipeline interruptions at South Timbalier 295, totaling $4,277 and $9,260 in the second quarter and first six months of 2018, respectively.

Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2018 and 2017, the Partnership had $271,792 and $6,580, respectively, of positive cash flows from operating activities. The increase reflected the impact of higher production and oil prices.
At June 30, 2018, the Partnership had approximately $5.2 million in cash and cash equivalents, slightly up from December 31, 2017. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2018. The Partnership did not have any contractual obligations as of June 30, 2018, other than the liability for decommissioning and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
During the first six months of 2018, the Partnership had cash outlays for capital expenditures totaling $158,404, primarily for pipeline reroute and recompletion projects at South Timbalier 295. Based on information supplied by the operators of the properties, the Partnership anticipates total capital expenditures of less than $200,000 during 2018 for recompletion activity at South Timbalier 295. Additionally, approximately $700,000 of current abandonment obligations are estimated to be spent within the next twelve months to remove platforms and abandon shut-in wells at Ship Shoal 258/259 and to remove the platforms at North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence in 2016, but has been deferred to 2019 pending approval from regulators. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors, or changes by the operator to their development or abandonment plans.
Because of fluctuations in production levels over the past year, the expiration of the lease at Ship Shoal 258/259, and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first six months of 2018. The Partnership also made no distribution to Investing Partners during the first six months of 2017 as a result of low commodity prices and third-party pipeline interruptions.
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
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2018. The per-unit value was determined to be $10,342 based on the valuation date of December 31, 2017. The Partnership did not repurchase any Investing Partner Units (Units) during the first half of 2018 as a result of the Partnership's limited amount of cash available for discretionary purposes. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first six months of 2018 or 2017.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2017, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the six months ended June 30, 2018, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2017.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	August 2, 2018	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	August 2, 2018	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner