Form 10-Q
period 2018-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2018-11-01
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of September 30, 2018	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Oil and gas sales	$383,112	$239,513	$1,094,632	$723,404
Interest income	22,843	10,024	55,787	20,833
	405,955	249,537	1,150,419	744,237
EXPENSES:
Depreciation, depletion and amortization	75,787	67,187	234,894	207,451
Asset retirement obligation accretion	23,050	26,473	75,936	78,278
Lease operating expenses	105,772	113,133	353,108	421,583
Gathering and transportation costs	4,270	(5,111)	13,530	(2,342)
Administrative	80,799	78,849	242,401	236,543
	289,678	280,531	919,869	941,513
NET INCOME (LOSS)	$116,277	$(30,994)	$230,550	$(197,276)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$33,373	$5,279	$80,827	$(3,041)
Investing Partners	82,904	(36,273)	149,723	(194,235)
	$116,277	$(30,994)	$230,550	$(197,276)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$81	$(36)	$147	$(190)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$230,550	$(197,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	234,894	207,451
Asset retirement obligation accretion	75,936	78,278
Changes in operating assets and liabilities:
Accrued revenues receivable	(36,255)	27,979
Receivable from/payable to Apache Corporation	2,128	3,631
Accrued operating expenses	(9,441)	(5,800)
Asset retirement obligation	(268,212)	(1,319)
Net cash provided by operating activities	229,600	112,944
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(158,445)	(36,113)
Net cash used in investing activities	(158,445)	(36,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(46,831)	(16,333)
Net cash used in financing activities	(46,831)	(16,333)
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,324	60,498
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,117,485	5,035,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,141,809	$5,096,166
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,141,809	$5,117,485
Accrued revenues receivable	129,136	92,881
	5,270,945	5,210,366
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,327,296	195,005,011
Less – Accumulated depreciation, depletion and amortization	(191,132,750)	(190,897,856)
	4,194,546	4,107,155
	$9,465,491	$9,317,521
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$5,529	$3,401
Asset retirement obligation	479,249	544,939
Accrued operating expenses	91,414	100,855
Accrued development costs	87,892	141,373
	664,084	790,568
ASSET RETIREMENT OBLIGATION	1,335,063	1,244,328
PARTNERS’ CAPITAL:
Managing Partner	453,572	419,576
Investing Partners (1,021.5 units outstanding)	7,012,772	6,863,049
	7,466,344	7,282,625
	$9,465,491	$9,317,521
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2018, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (see “Revenue Recognition” section in this Note 1 below).
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the third quarter and first nine months of 2018 and 2017.

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

The Partnership applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, MMBtu of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Partnership’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. For the three and nine months ended September 30, 2018, revenues from customers totaled $383,112 and $1,094,632, respectively.

Apache, as Managing Partner of the Partnership, markets the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of production. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market reflective differentials. The Partnership markets all other production under the joint operating agreements with the operator of its properties. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. These contracts provide for sales that are priced at prevailing market prices.

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $129,136 and $92,881 as of September 30, 2018, and December 31, 2017, respectively.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the three and nine months ended September 30, 2018 and 2017:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Oil	$340,907	$203,243	$978,408	$592,870
Gas	29,635	31,005	84,969	119,552
NGLs	12,570	5,265	31,255	10,982
Total Oil and Gas Revenue	$383,112	$239,513	$1,094,632	$723,404

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

New Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Partnership does not intend to early adopt. In January 2018, the FASB issued ASU 2018-01, which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Partnership intends to elect both transitional practical expedients. The Partnership does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.
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
3.    RIGHT OF PRESENTMENT
As provided in the Partnership Agreement, as amended (the “Amended Partnership Agreement”), a first right of presentment valuation was computed during the first quarter of 2018. The per-unit value was determined to be $10,342 based on the valuation date of December 31, 2017. A second right of presentment valuation was computed during October 2018, and the per-unit value was determined to be $9,752 based on a valuation date of June 30, 2018. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2018, and is not expected to purchase any Units in the fourth quarter of 2018. The per-unit right of presentment value computed during the first quarter of 2017 was determined to be $9,242 based on the valuation date of December 31, 2016, and the second per-unit right of presentment in 2017 was $8,794 based on a valuation date of June 30, 2017. The Partnership also did not repurchase any Units during the first nine months of 2017. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to purchase any Units presented to the extent it determines that it has insufficient funds for such purchases.
4.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2018:

Asset retirement obligation at December 31, 2017	$1,789,267
Accretion expense	75,936
Liabilities settled	(356,106)
Revisions in estimated liabilities	305,215
Asset retirement obligation at September 30, 2018	1,814,312
Less current portion	(479,249)
Asset retirement obligation, long-term	$1,335,063
Decommissioning and abandonment activity has begun as a result of the 2018 lease expiration at Ship Shoal 258/259, and is expected to be completed within the next two years. The operator has experienced challenges related to the plugging of the wells at Ship Shoal 258/259, and the Partnership has revised the field’s estimated abandonment obligation based on projected costs and current accumulated costs as of September 30, 2018.
5.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2018 and December 31, 2017, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2018 and 2017.

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
Results of Operations
Net Income and Revenue
The Partnership reported net income of $116,277 ($81 per Investing Partner Unit) for the third quarter of 2018 compared to a net loss of $30,994 ($36 per Investing Partner Unit) in the third quarter of 2017. For the first nine months of 2018, the Partnership reported net income of $230,550 ($147 per Investing Partner Unit) compared to a net loss of $197,276 ($190 per Investing Partner Unit) in the first nine months of 2017.
Total revenues in the third quarter of 2018 increased 63 percent from the third quarter of 2017 on higher oil production and prices. Total revenues in the first nine months of 2018 increased 55 percent from the first nine months of 2017 on higher oil production and prices. The Partnership’s crude oil, natural gas, and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Gas volume – Mcf per day	107	111	(4)%	103	121	(15)%
Average gas price – per Mcf	$3.01	$3.04	(1)%	$3.03	$3.61	(16)%
Oil volume – barrels per day	53	48	10%	54	46	17%
Average oil price – per barrel	$70.45	$45.92	53%	$66.42	$47.34	40%
NGL volume – barrels per day	4	3	33%	4	2	100%
Average NGL price – per barrel	$34.65	$19.32	79%	$26.94	$22.72	19%
Oil and Gas Sales
The Partnership’s crude oil sales for the third quarter of 2018 totaled $340,907 compared to $203,243 in the third quarter of 2017. The Partnership’s average realized oil price in the third quarter of 2018 increased $24.53 per barrel from the third quarter of 2017, increasing sales by $108,577. Crude oil volumes increased to 53 barrels per day in the third quarter of 2018, compared to 48 barrels per day in the prior year period as a result of a re-completed well coming on-line at South Timbalier 295 during the first quarter of 2018 and the completion of pipeline reroute work at South Timbalier 295 that began during the second quarter of 2017. The increase in production raised oil sales by $29,087.
Natural gas sales of $29,635 were recognized in the third quarter of 2018, down 4 percent from the amount realized for the equivalent 2017 period. The Partnership’s average realized natural gas price for the quarter decreased $0.03 per Mcf, or 1 percent, from the third quarter of 2017, decreasing sales by $288. Natural gas volumes also decreased 4 percent from the third quarter of 2017, reducing sales by $1,082. The decrease in production is the result of natural depletion.
Crude oil sales for the first nine months of 2018 totaled $978,408 compared to $592,870 from the first nine months of 2017. The Partnership’s average realized oil price for the first nine months of 2018 increased $19.08 per barrel from the first nine months of 2017, increasing sales by $238,958. The Partnership’s crude oil volumes increased to 54 barrels per day during the first nine months of 2018, compared to 46 barrels per day in the prior year period as a result of a re-completed well coming on-line at South Timbalier 295 during the first quarter of 2018 and the completion of pipeline reroute work at South Timbalier 295 that began during the second quarter of 2017. The increase in production raised oil sales by $146,580.

Natural gas sales of $84,969 were recognized in the first nine months of 2018, down 29 percent from the amount realized for the equivalent 2017 period. The Partnership’s average realized natural gas price for the first nine months decreased $0.58, or 16 percent, from the first nine months of 2017, decreasing sales by $19,189. A decrease in natural gas volumes of 18 Mcf per day, or 15 percent, during the first nine months of 2018 compared to the same period a year ago reduced sales by $15,395. The Partnership’s decrease in gas production in the first nine months of 2018 primarily reflected the third-party pipeline shut-down at Ship Shoal 258/259, which began at the end of the first quarter of 2017. During the first quarter of 2018, the lease at Ship Shoal 258/259 expired. The third-party operator determined that it was uneconomical to bring production back on-line and, therefore, has decided to not renew the lease.
NGL sales for the first nine months of 2018 increased $20,274, or 185 percent, compared to the same prior year period, as a result of higher NGL prices and production. NGL prices averaged $26.94, up 19 percent compared to the first nine months of 2017. The Partnership sold 4 barrels per day of NGLs in the first nine months of 2018, up from 2 barrels per day in the first nine months of 2017.
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
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A) expense for both the third quarter and first nine months of 2018 increased 13 percent compared to the same prior year periods. DD&A expense increased as a result of a higher DD&A rate from increased oil production, primarily associated with shut-in production at South Timbalier 295 during the prior year. Recurring DD&A expense expressed as a percentage of oil and gas sales was approximately 20 percent and 21 percent for the third quarter and first nine months of 2018, respectively, and 28 percent and 29 percent for the third quarter and first nine months of 2017, respectively.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the third quarter and first nine months of 2018 and 2017. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods, which would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the third quarter of 2018 of $105,772 decreased 7 percent from the third quarter of 2017, reflecting the impact of the expired lease at Ship Shoal 258/259. LOE for the first nine months of 2018 of $353,108 decreased 16 percent from the same prior year period. Gathering and transportation costs for the delivery of oil and gas have normalized following prior year pipeline interruptions at South Timbalier 295, totaling $4,270 and $13,530 in the third quarter and first nine months of 2018, respectively.

Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2018 and 2017, the Partnership had $229,600 and $112,944, respectively, of positive cash flows from operating activities. The increase reflected the impact of higher oil production and prices.
At September 30, 2018, the Partnership had approximately $5.1 million in cash and cash equivalents, slightly up from December 31, 2017. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, drilling and recompletion expenditures, future dismantlement and abandonment costs, distributions to Investing Partners, and the purchase of Units offered by Investing Partners under the right of presentment. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2018. The Partnership did not have any contractual obligations as of September 30, 2018, other than the liability for decommissioning and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
During the first nine months of 2018, the Partnership had cash outlays for capital expenditures totaling $158,445, primarily for pipeline reroute and recompletion projects at South Timbalier 295. Based on information supplied by the operators of the properties, the Partnership anticipates total capital expenditures of less than $100,000 during the remainder of 2018 for activity at South Timbalier 295. Additionally, approximately $500,000 of current abandonment obligations are estimated to be spent within the next twelve months to remove platforms and abandon shut-in wells at Ship Shoal 258/259 and to remove the platforms at North Padre Island 969/976. Decommissioning and abandonment activity has begun at Ship Shoal 258/259 and is expected to be completed within the next two years. The operator has experienced challenges related to the plugging of the wells at Ship Shoal 258/259, and the Partnership has revised the field’s estimated abandonment obligation based on projected costs and current accumulated costs as of September 30, 2018. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence in 2016, but has been deferred to 2019 pending approval from regulators. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors, or changes by the operator to their development or abandonment plans.
Because of fluctuations in production levels over the past year, the expiration of the lease at Ship Shoal 258/259, and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during the first nine months of 2018. The Partnership also made no distribution to Investing Partners during the first nine months of 2017 as a result of low commodity prices and third-party pipeline interruptions.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will review available cash balances, any development or abandonment plans submitted by the operators of the Partnership’s properties, and the factors noted above to determine whether there are sufficient funds to make a distribution to Investing Partners during the first half of 2019.
As provided in the Amended Partnership Agreement, a first right of presentment valuation was computed during the first quarter of 2018. The per-unit value was determined to be $10,342 based on the valuation date of December 31, 2017. A second right of presentment valuation was computed during October 2018, and the per-unit value was determined to be $9,752 based on a valuation date of June 30, 2018. The Partnership did not repurchase any Investing Partner Units (Units) during the first nine months of 2018 as a result of the Partnership’s limited amount of cash available for discretionary purposes, and is not expected to purchase any Units in the fourth quarter of 2018. Pursuant to the Amended Partnership Agreement, the Partnership has no obligation to repurchase any Units presented to the extent it determines that it has insufficient funds for such purchases.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first nine months of 2018 or 2017.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2017, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the nine months ended September 30, 2018, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2017.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	November 1, 2018	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	November 1, 2018	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner