Form 10-Q
period 2019-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2019-05-02
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of March 31, 2019	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
REVENUES:
Oil and gas sales	$299,511	$354,408
Interest income	27,858	13,899
	327,369	368,307
EXPENSES:
Depreciation, depletion and amortization	71,013	81,622
Asset retirement obligation accretion	19,451	26,249
Lease operating expenses	115,607	126,734
Gathering and transportation costs	4,770	4,983
Administrative	82,134	80,803
	292,975	320,391
NET INCOME	$34,394	$47,916
NET INCOME ALLOCATED TO:
Managing Partner	$15,516	$22,506
Investing Partners	18,878	25,410
	$34,394	$47,916
NET INCOME PER INVESTING PARTNER UNIT	$18	$25
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,394	$47,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	71,013	81,622
Asset retirement obligation accretion	19,451	26,249
Changes in operating assets and liabilities:
Accrued receivables	6,448	(32,644)
Receivable from/payable to Apache Corporation	543	(3,225)
Accrued operating expenses	(14,414)	(9,441)
Asset retirement obligations	(127,416)	—
Net cash provided by (used in) operating activities	(9,981)	110,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	(156,273)
Net cash used in investing activities	—	(156,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(5,066)	(5,665)
Net cash used in financing activities	(5,066)	(5,665)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,047)	(51,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,103,336	5,117,485
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,088,289	$5,066,024
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,088,289	$5,103,336
Accrued revenues receivable	113,668	120,116
	5,201,957	5,223,452
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,407,289	195,327,296
Less – Accumulated depreciation, depletion and amortization	(191,266,197)	(191,195,184)
	4,141,092	4,132,112
	$9,343,049	$9,355,564
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$1,615	$1,072
Asset retirement obligation	405,725	390,000
Accrued operating expenses	77,000	91,414
Accrued development costs	1,136	125,999
	485,476	608,485
ASSET RETIREMENT OBLIGATION	1,326,978	1,245,812
PARTNERS’ CAPITAL:
Managing Partner	474,636	464,186
Investing Partners (1,021.5 units outstanding)	7,055,959	7,037,081
	7,530,595	7,501,267
	$9,343,049	$9,355,564
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2017	$419,576	$6,863,049	$7,282,625
Distributions	(5,665)	—	(5,665)
Net income	22,506	25,410	47,916
BALANCE, MARCH 31, 2018	$436,417	$6,888,459	$7,324,876

BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(5,066)	—	(5,066)
Net income	15,516	18,878	34,394
BALANCE, MARCH 31, 2019	$474,636	$7,055,959	$7,530,595
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
These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2019, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” (see “Recently Adopted Accounting Pronouncement” section in this Note 1 below).
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
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no non-cash write-downs of the carrying value of its proved oil and gas properties during the first quarters of 2019 and 2018.

Revenue Recognition

The Partnership applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, MMBtu of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Partnership’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. For the three months ended March 31, 2019 and 2018, revenues from customers totaled $299,511 and $354,408, respectively.

Apache, as Managing Partner of the Partnership, markets the Partnership's share of oil production from South Timbalier 295, the Partnership's largest source of revenue. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market reflective differentials. The Partnership markets all other production under the joint operating agreements with the operator of its properties. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. These contracts provide for sales that are priced at prevailing market prices.

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of March 31, 2019, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $113,668 and $120,116 as of March 31, 2019 and December 31, 2018, respectively.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31,
	2019	2018

Oil	$262,883	$314,487
Gas	31,561	31,125
NGLs	5,067	8,796
Total Oil and Gas Revenue	$299,511	$354,408

Recently Adopted Accounting Pronouncement
On January 1, 2019, the Partnership adopted ASU 2016-02, “Leases (Topic 842)” on a prospective basis. The Partnership elected to adopt two transitional practical expedients issued by the FASB during 2018: (i) ASU 2018-01, which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02 and (ii) ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The adoption of ASU 2016-02 did not have a material impact on the Partnership’s consolidated financial statements.

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
3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2019:

Asset retirement obligation at December 31, 2018	$1,635,812
Accretion expense	19,451
Liabilities settled	(2,553)
Revisions in estimated liabilities	79,993
Asset retirement obligation at March 31, 2019	1,732,703
Less current portion	(405,725)
Asset retirement obligation, long-term	$1,326,978

4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2019 and December 31, 2018, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2019 and 2018.
5.    NOTICE OF WITHDRAWAL AND RIGHT OF PRESENTMENT
As previously announced, Apache, as the Managing Partner of the Investment Partnership gave notice on March 22, 2019 of its intention to withdraw as managing general partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. The Managing Partner expects that, unless certain events occur as described in the notice, an event of dissolution will occur for the Investment Partnership, and the Managing Partner will begin winding up and liquidating the business and affairs of the Investment Partnership after July 20, 2019.
On April 26, 2019, the Managing Partner determined that, during the withdrawal and dissolution process, it would be inconsistent with the Managing Partner’s fiduciary duties to purchase (or to cause the Investment Partnership to purchase) outstanding units of partnership interests (“Units”) from the holders thereof pursuant to the right of presentment provided for in Sections 6.9 through 6.14 of the Partnership Agreement of the Investment Partnership (the “Partnership Agreement”). As a result of this determination by the Managing Partner, pursuant to Section 6.12 of the Partnership Agreement, the right of presentment has been terminated and Sections 6.9 through 6.14 have “become null and void and of no further force or effect” as provided in Section 6.12.
The Investment Partnership has not made a repurchase under the right of presentment since 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana.
Results of Operations
Net Income and Revenue
The Partnership reported net income of $34,394 ($18 per Investing Partner Unit) for the first quarter of 2019 compared to a net income of $47,916 ($25 per Investing Partner Unit) in the first quarter of 2018.
Total revenues in the first quarter of 2019 decreased 11 percent from the first quarter of 2018 on lower crude oil prices and production. The Partnership’s crude oil, natural gas, and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Gas volume – Mcf per day	113	100	13%
Average gas price – per Mcf	$3.11	$3.48	(11)%
Oil volume – barrels per day	52	56	(7)%
Average oil price – per barrel	$55.99	$62.38	(10)%
NGL volume – barrels per day	3	4	(25)%
Average NGL price – per barrel	$16.61	$24.09	(31)%
Oil and Gas Sales
Reflecting lower oil prices in 2019, the Partnership’s crude oil sales for the first quarter of 2019 totaled $262,883 compared to $314,487 of crude oil sales in the first quarter of 2018. The Partnership’s average realized price in the first quarter of 2019 decreased $6.39 per barrel from the first quarter of 2018, decreasing sales by $32,213. Crude oil volumes decreased to 52 barrels per day in the first quarter of 2019 compared to 56 barrels per day in the prior year period as a result of natural depletion. The decline in production reduced oil sales by $19,391.
Natural gas sales of $31,561 were recognized in the first quarter of 2019, relatively flat from the amount realized for the equivalent 2018 period. Natural gas volumes increased 13 percent from the first quarter of 2018, increasing sales by $3,716 from the first quarter of 2018. This was offset by lower average realized natural gas prices for the quarter, which decreased $0.37 per Mcf, or 11 percent, from the first quarter of 2018, decreasing sales by $3,280 from the prior year period.
Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production during the remainder of 2019 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio.

Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 24 percent for the first quarter of 2019 and 23 percent for the first quarter of 2018. The dollar amount of recurring DD&A expense for the first quarter of 2019 decreased from the comparable period a year ago as a result of lower sales volumes.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first quarters of 2019 and 2018. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods, which would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the first quarter of 2019 of $115,607 decreased 9 percent from the first quarter of 2018, reflecting lower operating activities from the previous period. Gathering and transportation costs for the delivery of oil and gas remained flat, totaling $4,770 in the first quarter of 2019 compared to $4,983 in the comparable period in 2018.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first three months of 2019, the Partnership had $9,981 of cash outflow from operating activities. The Partnership had $110,477 of positive cash flows from operating activities during the first three months of 2018. The decrease is primarily associated with current period abandonment activities.
At March 31, 2019, the Partnership had approximately $5.1 million in cash and cash equivalents, slightly down from December 31, 2018. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the non-participation in acquisition or exploration activities by the Partnership. Based on production estimates from independent engineers and current market conditions, the Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2019 and 2020. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities declines.
In the event that future short-term operating cash requirements are greater than the Partnership’s financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership.

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2019. The Partnership did not have any contractual obligations as of March 31, 2019, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
The Partnership anticipates minimal capital expenditures during 2019. Approximately $0.4 million is estimated to be spent during 2019 to abandon wells at Ship Shoal 258/259 and to remove idle platforms at North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence prior to 2018, but has been deferred to 2019 pending approval from regulators. Such estimates may change based on realized oil and gas prices, drilling and recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Notice of Withdrawal and Right of Presentment
As previously announced, Apache, as the Managing Partner of the Investment Partnership gave notice on March 22, 2019 of its intention to withdraw as managing general partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. The Managing Partner expects that, unless certain events occur as described in the notice, an event of dissolution will occur for the Investment Partnership, and the Managing Partner will begin winding up and liquidating the business and affairs of the Investment Partnership after July 20, 2019.
On April 26, 2019, the Managing Partner determined that, during the withdrawal and dissolution process, it would be inconsistent with the Managing Partner’s fiduciary duties to purchase (or to cause the Investment Partnership to purchase) outstanding units of partnership interests (“Units”) from the holders thereof pursuant to the right of presentment provided for in Sections 6.9 through 6.14 of the Partnership Agreement of the Investment Partnership (the “Partnership Agreement”). As a result of this determination by the Managing Partner, pursuant to Section 6.12 of the Partnership Agreement, the right of presentment has been terminated and Sections 6.9 through 6.14 have “become null and void and of no further force or effect” as provided in Section 6.12.
The Investment Partnership has not made a repurchase under the right of presentment since 2008.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first three months of 2019 or 2018.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2018, is not materially different for the current quarter.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the three months ended March 31, 2019, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2018.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	May 2, 2019	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer) of Apache Corporation,
Managing Partner

Dated:	May 2, 2019	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (Principal Accounting Officer)
of Apache Corporation, Managing Partner