Form 10-Q
period 2019-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2019-08-01
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of June 30, 2019	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Oil and gas sales	$302,027	$357,112	$601,538	$711,520
Interest income	29,099	19,045	56,957	32,944
	331,126	376,157	658,495	744,464
EXPENSES:
Depreciation, depletion and amortization	73,540	77,485	144,553	159,107
Asset retirement obligation accretion	19,699	26,637	39,150	52,886
Lease operating expenses	93,115	120,602	208,722	247,336
Gathering and transportation costs	3,928	4,277	8,698	9,260
Administrative	82,134	80,799	164,268	161,602
	272,416	309,800	565,391	630,191
NET INCOME	$58,710	$66,357	$93,104	$114,273
NET INCOME ALLOCATED TO:
Managing Partner	$20,614	$24,948	$36,130	$47,454
Investing Partners	38,096	41,409	56,974	66,819
	$58,710	$66,357	$93,104	$114,273
NET INCOME PER INVESTING PARTNER UNIT	$37	$41	$56	$65
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,104	$114,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	144,553	159,107
Asset retirement obligation accretion	39,150	52,886
Changes in operating assets and liabilities:
Accrued receivables	21,180	(37,426)
Receivable from/payable to Apache Corporation	(842)	837
Accrued operating expenses	(14,414)	(9,441)
Asset retirement obligations	(129,215)	(8,444)
Net cash provided by operating activities	153,516	271,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(18,368)	(158,404)
Net cash used in investing activities	(18,368)	(158,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(30,565)	(34,120)
Net cash used in financing activities	(30,565)	(34,120)
NET INCREASE IN CASH AND CASH EQUIVALENTS	104,583	79,268
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,103,336	5,117,485
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,207,919	$5,196,753
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,207,919	$5,103,336
Accrued revenues receivable	98,936	120,116
	5,306,855	5,223,452
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,425,657	195,327,296
Less – Accumulated depreciation, depletion and amortization	(191,339,737)	(191,195,184)
	4,085,920	4,132,112
	$9,392,775	$9,355,564
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$230	$1,072
Asset retirement obligation	402,582	390,000
Accrued operating expenses	77,000	91,414
Accrued development costs	49,542	125,999
	529,354	608,485
ASSET RETIREMENT OBLIGATION	1,299,615	1,245,812
PARTNERS’ CAPITAL:
Managing Partner	469,751	464,186
Investing Partners (1,021.5 units outstanding)	7,094,055	7,037,081
	7,563,806	7,501,267
	$9,392,775	$9,355,564
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
For the Quarter Ended June 30, 2018
BALANCE, MARCH 31, 2018	$436,417	$6,888,459	$7,324,876
Distributions	(28,455)	—	(28,455)
Net income	24,948	41,409	66,357
BALANCE, JUNE 30, 2018	$432,910	$6,929,868	$7,362,778

For the Quarter Ended June 30, 2019
BALANCE, MARCH 31, 2019	$474,636	$7,055,959	$7,530,595
Distributions	(25,499)	—	(25,499)
Net income	20,614	38,096	58,710
BALANCE, JUNE 30, 2019	$469,751	$7,094,055	$7,563,806

For the Six Months Ended June 30, 2018
BALANCE, DECEMBER 31, 2017	$419,576	$6,863,049	$7,282,625
Distributions	(34,120)	—	(34,120)
Net income	47,454	66,819	114,273
BALANCE, JUNE 30, 2018	$432,910	$6,929,868	$7,362,778

For the Six Months Ended June 30, 2019
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(30,565)	—	(30,565)
Net income	36,130	56,974	93,104
BALANCE, JUNE 30, 2019	$469,751	$7,094,055	$7,563,806
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2019, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” (see “Recently Adopted Accounting Pronouncement” section in this Note 1 below).
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first six months of 2019 and 2018.

Revenue Recognition

The Partnership applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, MMBtu of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Partnership’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. For the three and six months ended June 30, 2019, revenues from customers totaled $302,027 and $601,538, respectively. For the three and six months ended June 30, 2018, revenues from customers totaled $357,112 and $711,520, respectively.

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

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of June 30, 2019, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $98,936 and $120,116 as of June 30, 2019 and December 31, 2018, respectively. The Partnership had no allowance for doubtful accounts recorded for all comparative periods presented.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the quarters and six months ended June 30, 2019 and 2018:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Oil	$272,263	$323,015	$535,146	$637,501
Gas	22,297	24,209	53,858	55,334
NGLs	7,467	9,888	12,534	18,685
Total Oil and Gas Revenue	$302,027	$357,112	$601,538	$711,520

Recently Adopted Accounting Pronouncement
On January 1, 2019, the Partnership adopted ASU 2016-02, "Leases (Topic 842)" on a prospective basis. The Partnership elected to adopt two transitional expedients issued by the FASB during 2018: (i) ASU 2018-01, which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02 and (ii) ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The adoption of ASU 2016-02 did not have a material impact on the Partnership's consolidated financial statements.

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
3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2019:

Asset retirement obligation at December 31, 2018	$1,635,812
Accretion expense	39,150
Liabilities settled	(52,758)
Revisions in estimated liabilities	79,993
Asset retirement obligation at June 30, 2019	1,702,197
Less current portion	(402,582)
Asset retirement obligation, long-term	$1,299,615

4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2019 and December 31, 2018, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2019 and 2018.
5.    NOTICE OF WITHDRAWAL AND RIGHT OF PRESENTMENT
As previously announced, Apache, as the Managing Partner of the Investment Partnership gave notice on March 22, 2019 of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120 day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership.
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
Results of Operations
Net Income and Revenue
The Partnership reported net income of $58,710 ($37 per Investing Partner Unit) for the second quarter of 2019 compared to a net income of $66,357 ($41 per Investing Partner Unit) in the second quarter of 2018. For the first six months of 2019, the Partnership reported net income of $93,104 ($56 per Investing Partner Unit) compared to a net income of $114,273 ($65 per Investing Partner Unit) in the first six months of 2018.
Total revenues in the second quarter of 2019 decreased 12 percent from the second quarter of 2018 primarily on lower crude oil production and prices. Total revenues in the first six months of 2019 also decreased 12 percent from the first six months of 2018 on lower crude oil production and prices. The Partnership’s crude oil, natural gas, and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gas volume – Mcf per day	92	102	(10)%	103	101	2%
Average gas price – per Mcf	$2.65	$2.61	2%	$2.90	$3.04	(5)%
Oil volume – barrels per day	49	53	(8)%	50	55	(9)%
Average oil price – per barrel	$61.67	$66.60	(7)%	$58.74	$64.45	(9)%
NGL volume – barrels per day	4	5	(20)%	4	4	—%
Average NGL price – per barrel	$20.90	$22.87	(9)%	$18.93	$23.43	(19)%
Oil and Gas Sales
The Partnership’s crude oil sales for the second quarter of 2019 totaled $272,263 compared to $323,015 in the second quarter of 2018. The Partnership’s average realized oil price in the second quarter of 2019 decreased $4.93 per barrel from the second quarter of 2018, reducing sales by $23,901. Crude oil volumes decreased to 49 barrels per day in the second quarter of 2019, compared to 53 barrels per day in the prior year period as a result of natural depletion. The decrease in production reduced oil sales by $26,851.
Natural gas sales of $22,297 were recognized in the second quarter of 2019, down 8 percent from the amount realized for the equivalent 2018 period. The Partnership’s average realized natural gas price for the quarter increased $0.04 per Mcf, or 2 percent, from the second quarter of 2018, slightly increasing sales by $333. The increase in price was more than offset by a decrease in natural gas volumes of 10 percent from the second quarter of 2018, reducing sales by $2,245. The decrease in production is the result of natural depletion.
Crude oil sales for the first six months of 2019 totaled $535,146 compared to $637,501 from the first six months of 2018. The Partnership’s average realized oil price for the first six months of 2019 decreased $5.71 per barrel from the first six months of 2018, decreasing sales by $56,478. The Partnership’s crude oil volumes decreased to 50 barrels per day during the first six months of 2019, compared to 55 barrels per day in the prior year period as a result of natural depletion. The decrease in production reduced oil sales by $45,877.

Natural gas sales of $53,858 were recognized in the first six months of 2019, down 3 percent from the amount realized for the equivalent 2018 period. The Partnership’s average realized natural gas price for the first six months of 2019 decreased $0.14, or 5 percent, from the first six months of 2018, reducing sales by $2,552. A slight increase in natural gas volumes of 2 Mcf per day, or 2 percent, during the first six months of 2019 compared to the same period a year ago increased sales by $1,076.
The Partnership sold 4 barrels per day of NGL in the first six months of 2019, no change from 4 barrels per day in the first six months of 2018. NGL revenues decreased as a result of 19 percent lower average realized NGL prices during the first six months of 2019 compared to the same prior year period.
Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production may be subject to more volatility than those companies with a larger or more diversified property portfolio.
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 24 percent for the second quarter and first six months of 2019 and 22 percent for the second quarter and first six months of 2018. The dollar amount of recurring DD&A expense for the first six months and second quarter of 2019 decreased from the comparable periods a year ago as a result of lower sales volumes.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first six months of 2019 and 2018. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods, which would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the second quarter of 2019 of $93,115 decreased 23 percent from the second quarter of 2018, reflecting lower operating activities from the previous period. LOE for the first six months of 2019 of $208,722 decreased 16 percent from the same prior year period. Gathering and transportation costs for the delivery of oil and gas remained flat from comparable periods in 2018, totaling $3,928 and $8,698 in the second quarter and first six months of 2019, respectively. Administrative expenses for the second quarter and first six months of 2019 increased 2 percent compared to the same periods in 2018.

Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2019 and 2018, the Partnership had $153,516 and $271,792, respectively, of positive cash flows from operating activities. The decrease primarily reflects current period abandonment activities and lower revenues.
At June 30, 2019, the Partnership had approximately $5.2 million in cash and cash equivalents, up slightly from December 31, 2018. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, and recompletion activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the non-participation in acquisition or exploration activities by the Partnership. Based on production estimates from independent engineers and current market conditions, the Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2019 and 2020. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities declines.
In the event that future short-term operating cash requirements are greater than the Partnership’s financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership.

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2019. The Partnership did not have any contractual obligations as of June 30, 2019, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for the present value of this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
The Partnership anticipates minimal capital expenditures during the remainder of 2019. Approximately $0.4 million is estimated to be spent during 2019 to abandon wells at Ship Shoal 258/259 and to remove idle platforms at North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence prior to 2018, but has been deferred to late 2019 and early 2020 pending approval from regulators. Such estimates may change based on realized oil and gas prices, recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Notice of Withdrawal and Right of Presentment
As previously announced, Apache, as the Managing Partner of the Investment Partnership gave notice on March 22, 2019 of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120 day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first six months of 2019 or 2018.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the year ended December 31, 2018, is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the Commission’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the six months ended June 30, 2019, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2018.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	August 1, 2019	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	August 1, 2019	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner