Form 10-Q
period 2019-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2019-10-31
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of September 30, 2019	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Oil and gas sales	$227,791	$383,112	$829,329	$1,094,632
Interest income	27,420	22,843	84,377	55,787
	255,211	405,955	913,706	1,150,419
EXPENSES:
Depreciation, depletion and amortization	59,063	75,787	203,616	234,894
Asset retirement obligation accretion	19,252	23,050	58,402	75,936
Lease operating expenses	115,023	105,772	323,745	353,108
Gathering and transportation costs	3,902	4,270	12,600	13,530
Administrative	82,134	80,799	246,402	242,401
	279,374	289,678	844,765	919,869
NET INCOME (LOSS)	$(24,163)	$116,277	$68,941	$230,550
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$2,079	$33,373	$38,209	$80,827
Investing Partners	(26,242)	82,904	30,732	149,723
	$(24,163)	$116,277	$68,941	$230,550
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(26)	$81	$30	$147
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,941	$230,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	203,616	234,894
Asset retirement obligation accretion	58,402	75,936
Changes in operating assets and liabilities:
Accrued receivables	34,991	(36,255)
Receivable from/payable to Apache Corporation	(934)	2,128
Accrued operating expenses	(14,414)	(9,441)
Asset retirement obligations	(202,515)	(268,212)
Net cash provided by operating activities	148,087	229,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(18,418)	(158,445)
Net cash used in investing activities	(18,418)	(158,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(31,344)	(46,831)
Net cash used in financing activities	(31,344)	(46,831)
NET INCREASE IN CASH AND CASH EQUIVALENTS	98,325	24,324
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,103,336	5,117,485
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,201,661	$5,141,809
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,201,661	$5,103,336
Accrued revenues receivable	85,125	120,116
	5,286,786	5,223,452
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,425,706	195,327,296
Less – Accumulated depreciation, depletion and amortization	(191,398,800)	(191,195,184)
	4,026,906	4,132,112
	$9,313,692	$9,355,564
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$138	$1,072
Asset retirement obligation	624,787	390,000
Accrued operating expenses	77,000	91,414
Accrued development costs	1,446	125,999
	703,371	608,485
ASSET RETIREMENT OBLIGATION	1,071,457	1,245,812
PARTNERS’ CAPITAL:
Managing Partner	471,051	464,186
Investing Partners (1,021.5 units outstanding)	7,067,813	7,037,081
	7,538,864	7,501,267
	$9,313,692	$9,355,564
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended September 30, 2018
BALANCE, JUNE 30, 2018	$432,910	$6,929,868	$7,362,778
Distributions	(12,711)	—	(12,711)
Net income	33,373	82,904	116,277
BALANCE, SEPTEMBER 30, 2018	$453,572	$7,012,772	$7,466,344

For the Quarter Ended September 30, 2019
BALANCE, JUNE 30, 2019	$469,751	$7,094,055	$7,563,806
Distributions	(779)	—	(779)
Net income (loss)	2,079	(26,242)	(24,163)
BALANCE, SEPTEMBER 30, 2019	$471,051	$7,067,813	$7,538,864

For the Nine Months Ended September 30, 2018
BALANCE, DECEMBER 31, 2017	$419,576	$6,863,049	$7,282,625
Distributions	(46,831)	—	(46,831)
Net income	80,827	149,723	230,550
BALANCE, SEPTEMBER 30, 2018	$453,572	$7,012,772	$7,466,344

For the Nine Months Ended September 30, 2019
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(31,344)	—	(31,344)
Net income	38,209	30,732	68,941
BALANCE, SEPTEMBER 30, 2019	$471,051	$7,067,813	$7,538,864
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2019, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” (see “Recently Adopted Accounting Pronouncement” section in this Note 1 below).
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
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10—Supplemental Oil and Gas Disclosures (Unaudited) to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first nine months of 2019 and 2018.

Revenue Recognition

The Partnership applies the provisions of Accounting Standards Codification 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, MMBtu of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Partnership’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant. For the three and nine months ended September 30, 2019, revenues from customers totaled $227,791 and $829,329, respectively. For the three and nine months ended September 30, 2018, revenues from customers totaled $383,112 and $1,094,632, respectively.

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

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of September 30, 2019, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $85,125 and $120,116 as of September 30, 2019 and December 31, 2018, respectively. The Partnership had no allowance for doubtful accounts recorded for all comparative periods presented.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the quarters and nine months ended September 30, 2019 and 2018:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Oil	$211,316	$340,907	$746,462	$978,408
Gas	15,248	29,635	69,106	84,969
NGLs	1,227	12,570	13,761	31,255
Total Oil and Gas Revenue	$227,791	$383,112	$829,329	$1,094,632

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
3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2019:

Asset retirement obligation at December 31, 2018	$1,635,812
Accretion expense	58,402
Liabilities settled	(77,963)
Revisions in estimated liabilities	79,993
Asset retirement obligation at September 30, 2019	1,696,244
Less current portion	(624,787)
Asset retirement obligation, long-term	$1,071,457

4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2019 and December 31, 2018, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2019 and 2018.
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
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $24,163 ($26 per Investing Partner Unit) for the third quarter of 2019 compared to net income of $116,277 ($81 per Investing Partner Unit) in the third quarter of 2018. For the first nine months of 2019, the Partnership reported net income of $68,941 ($30 per Investing Partner Unit) compared to net income of $230,550 ($147 per Investing Partner Unit) in the first nine months of 2018.
Total revenues in the third quarter of 2019 decreased 37 percent from the third quarter of 2018 primarily a result of lower crude oil and gas production and prices. Total revenues in the first nine months of 2019 also decreased 21 percent from the first nine months of 2018 on lower crude oil production and prices. The Partnership’s crude oil, natural gas, and natural gas liquids (NGL) production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Gas volume – Mcf per day	72	107	(33)%	92	103	(11)%
Average gas price – per Mcf	$2.29	$3.01	(24)%	$2.74	$3.03	(10)%
Oil volume – barrels per day	41	53	(23)%	47	54	(13)%
Average oil price – per barrel	$55.68	$70.45	(21)%	$57.84	$66.42	(13)%
NGL volume – barrels per day	2	4	(50)%	3	4	(25)%
Average NGL price – per barrel	$5.77	$34.65	(83)%	$15.73	$26.94	(42)%
Oil and Gas Sales
The Partnership’s crude oil sales for the third quarter of 2019 totaled $211,316 compared to $340,907 in the third quarter of 2018. The Partnership’s average realized oil price in the third quarter of 2019 decreased $14.77 per barrel from the third quarter of 2018, reducing sales by $71,470. Crude oil volumes decreased to 41 barrels per day in the third quarter of 2019, compared to 53 barrels per day in the prior year period as a result of natural depletion and shut-in of two wells at South Timbalier 276 for repairs that began during the third quarter. The decrease in production reduced oil sales by $58,121.
Natural gas sales of $15,248 were recognized in the third quarter of 2019, down 49 percent from the amount realized for the equivalent 2018 period. The Partnership’s average realized natural gas price for the quarter decreased $0.72 per Mcf, or 24 percent, from the third quarter of 2018, reducing sales by $7,119. Natural gas volumes also decreased 33 percent from the third quarter of 2018, reducing sales by $7,268. The decrease in production is primarily the result of natural depletion.
Crude oil sales for the first nine months of 2019 totaled $746,462 compared to $978,408 from the first nine months of 2018. The Partnership’s average realized oil price for the first nine months of 2019 decreased $8.58 per barrel from the first nine months of 2018, reducing sales by $126,383. The Partnership’s crude oil volumes decreased to 47 barrels per day during the first nine months of 2019, compared to 54 barrels per day in the prior year period as a result of natural depletion and shut-in of two wells at South Timbalier 276 for repairs that began during the third quarter. The decrease in production reduced oil sales by $105,563.

Natural gas sales of $69,106 were recognized in the first nine months of 2019, down 19 percent from the amount realized for the equivalent 2018 period. The Partnership’s average realized natural gas price for the first nine months of 2019 decreased $0.29, or 10 percent, from the first nine months of 2018, reducing sales by $8,137. A decrease in natural gas volumes of 11 Mcf per day, or 11 percent, during the first nine months of 2019 compared to the same period a year ago reduced sales by $7,726.
The Partnership sold 3 barrels per day of NGL in the first nine months of 2019, essentially flat from 4 barrels per day in the first nine months of 2018. NGL revenues decreased as a result of 42 percent lower average realized NGL prices during the first nine months of 2019 compared to the same prior year period.
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
Operating Expenses
The Partnership’s recurring depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 26 percent and 25 percent for the third quarter and first nine months of 2019, respectively, and 20 percent and 21 percent for the third quarter and first nine months of 2018, respectively. The dollar amount of recurring DD&A expense for the first nine months and third quarter of 2019 decreased from the comparable periods a year ago as a result of lower sales volumes.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first nine months of 2019 and 2018. If commodity prices experience declines to levels lower than prices realized in the previous 12 months, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods, which would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the third quarter of 2019 totaled $115,023, slightly higher from the third quarter of 2018 total of $105,772. LOE for the first nine months of 2019 of $323,745 decreased 8 percent from the same prior year period as a result of overall lower operating activity. Gathering and transportation costs for the delivery of oil and gas decreased slightly from comparable periods in 2018, totaling $3,902 and $12,600 in the third quarter and first nine months of 2019, respectively. Administrative expenses for the third quarter and first nine months of 2019 increased 2 percent compared to the same periods in 2018.

Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2019 and 2018, the Partnership provided $148,087 and $229,600, respectively, of positive cash flows from operating activities. The decrease primarily reflects lower revenues.
At September 30, 2019, the Partnership had approximately $5.2 million in cash and cash equivalents, up slightly from December 31, 2018. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical well performance and workovers, and recompletion activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the non-participation in acquisition or exploration activities by the Partnership. Based on production estimates from independent engineers and current market conditions, the Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2019 and 2020. The Partnership will reduce capital expenditures and distributions to partners as cash from operating activities declines.
In the event that future short-term operating cash requirements are greater than the Partnership’s financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership.

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2019. The Partnership did not have any contractual obligations as of September 30, 2019, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the notes to the financial statements included in the Partnership’s latest annual report on Form 10-K.
The Partnership anticipates minimal capital expenditures during the remainder of 2019. Approximately $0.6 million is estimated to be spent within the next year to abandon wells at Ship Shoal 258/259 and to remove idle platforms at North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to commence prior to 2018, but was deferred until 2019. The first phases of abandonment activity began during the third quarter of 2019 with more planned for late 2019 and 2020. Such estimates may change based on realized oil and gas prices, recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Partnership’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Prices received for the Partnership’s crude oil, natural gas, and NGLs have historically been and continue to be very volatile because of unpredictable events such as worldwide economic growth or retraction, weather, political climate, and global supply and demand. The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the first nine months of 2019 or 2018.
The information set forth under “Commodity Risk” in Item 7A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2018 is incorporated by reference. Information about market risks for the current quarter is not materially different.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
During the nine months ended September 30, 2019, there were no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

[p]3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the SEC on April 30, 1985, SEC File No. 0-13546).
[p]3.2
Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-13546).

[p]3.3
Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the SEC on April 30, 1985, SEC File No. 0-13546).

*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners' Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
P    Filed previously in paper format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	October 31, 2019	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	October 31, 2019	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner