Form 10-K
period 2019-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2020-02-28
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
No market value for common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter has been computed due to the fact there is no public market for the registrant’s common equity.
On December 31, 2019, there were 1,022 partnership units of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Apache Corporation’s proxy statement relating to its 2020 annual meeting of stockholders have been incorporated by reference into Part III hereof.

TABLE OF CONTENTS
DESCRIPTION
All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf) or million cubic feet (MMcf). Oil is quantified in terms of barrels (bbls) and thousands of barrels (Mbbls). Oil and natural gas liquids (NGLs) are compared with natural gas in terms of thousand cubic feet equivalent (Mcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. With respect to information relating to the Partnership’s working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Apache Offshore Investment Partnership’s (as defined herein) working interest therein. Unless otherwise specified, all references to wells and acres are gross.

i

FORWARD-LOOKING STATEMENTS AND RISK
This Annual Report on Form 10-K (this Form 10-K) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2019, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	pipeline and gathering system capacity and availability;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes, including environmental regulation;

•	terrorism or cyberattacks;

•	the capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•
other factors disclosed under Item 2 — “Properties—Estimated Proved Reserves and Future Net Cash Flows,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K.

All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ii

PART I

ITEM 1.	BUSINESS
General
Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation, a Delaware corporation (Apache or Managing Partner), as Managing Partner and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership), of which Apache is the sole general partner and the Investment Partnership is the sole limited partner. The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The primary business of the Operating Partnership is to conduct oil and gas development and production operations. The Operating Partnership conducts the operations of the Investment Partnership.
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
The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2019, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
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
Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2019, 48 of those prospects have been surrendered or sold. As of December 31, 2019, the Partnership had 17 productive wells on its remaining developed field, South Timbalier 295, offshore Louisiana, with a 7.08 percent working interest.
Notice of Withdrawal
Apache, as the Managing Partner of the Investment Partnership, gave notice on March 22, 2019 of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120-day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership. Apache has not made a decision as to when it will complete the process to withdraw as Managing Partner.
Apache will continue to manage the Partnership’s business activities during the winding up process. Apache uses a portion of its staff and facilities for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative and overhead costs properly allocable to the Partnership.

2019 Results and Business Development
The Partnership reported a net loss for 2019 of approximately $9 thousand, or approximately $39 per Investing Partner Unit. This represents a decrease of approximately $280 thousand from the $271 thousand net income reported in 2018. The decrease in net income compared to the prior year was primarily related to declining crude oil and natural gas production and lower realized prices for all products during 2019. The Partnership’s average realized crude oil prices decreased 13 percent from a year ago to $57.10 per barrel, while gas prices decreased 17 percent from 2018 to $2.73 per Mcf. Oil production averaged 48 barrels of oil per day in 2019, down 9 percent from 2018. Natural gas production averaged 94 Mcf per day in 2019, down 7 percent from 2018. The Partnership’s reduction in 2019 production was primarily the result of natural decline.
During 2019, the Partnership’s cash outlays for capital expenditures totaled approximately $18 thousand, primarily for completion of a pipeline project at South Timbalier 295. The Partnership did not participate in any new drilling projects during the year. Based on preliminary information available to the Partnership, it anticipates that 2020 capital expenditures will remain at similarly reduced levels.
Approximately $398 thousand of cash outlays were made during 2019 on abandonment and decommissioning activities at Ship Shoal 258/259 and North Padre Island 969/976. The Company estimates an additional, approximate $614 thousand of short-term abandonment and decommissioning activity for these areas in 2020. The abandonment activity at North Padre Island 969/976 was originally scheduled to be completed prior to 2018, but was deferred to 2019 when work began during the middle of the year. Abandonment activity at Ship Shoal 258/259 began upon cessation of the lease in 2018 and is expected to be completed in 2020. Such estimates may change based on realized oil and gas prices, rates charged by contractors, or changes by the operator to their development or abandonment plans.
The Partnership had estimated proved oil and gas reserves of 492,246 barrels of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas, at December 31, 2019.
For a more in-depth discussion of the Partnership’s 2019 results and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Marketing
The Partnership has historically marketed its oil and gas production under the joint operating agreements with the operators of its properties. Beginning in 2016, Apache, as Managing Partner of the Partnership, began marketing the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of production. The third-party operator continued to market all other production of the Partnership. The change in Apache’s marketing of oil production from South Timbalier 295 was made to improve the timing of cash receipts and reduce the credit risk from third-party purchasers and remitters. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market-reflective differentials.
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

ITEM 1A.    RISK FACTORS
As a “smaller reporting company,” we are not required to provide the information required by this Item.
The above statement notwithstanding, unitholders and prospective investors should be aware that certain risks exist with respect to the Partnership and our business, including those risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks include, among others: limited assets, lack of significant revenues, industry risks, dependence on third-party operators, and the need for additional capital. Our Partnership’s management is aware of these risks and has established controls and procedures necessary to ensure adequate risk assessment and execution to reduce loss exposure.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2019, the Partnership did not have any unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES
Acreage
Acreage is held by the Partnership pursuant to the terms of federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership does not anticipate any difficulty in retaining its remaining leases. A summary of the Partnership’s gross and net acreage as of December 31, 2019, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
South Timbalier 276, 295, 296	LA	15,000	1,063
At December 31, 2019, the Partnership did not have an interest in any undeveloped acreage.
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
Productive Oil and Gas Wells
The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2019, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
South Timbalier 276, 295, 296	LA	1	0.07	16	1.13
Net Wells Drilled
The Partnership did not drill any new oil and gas wells during each of the last three fiscal years.
Production, Pricing and Lease Operating Cost Data
The following table provides, for each of the last three fiscal years, oil, natural gas liquids, and gas production for the Partnership, average lease operating costs per Mcfe (including gathering and transportation costs) and average sales prices.

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2019
South Timbalier 295	17	1	34	$2.82	$57.10	$15.48	$2.73
Other fields	—	—	—	NM	—	—	—
Total	17	1	34	$3.78	$57.10	$15.48	$2.73
2018
South Timbalier 295	19	1	37	$2.56	$65.36	$28.63	$3.27
Other fields	—	—	—	NM	—	—	—
Total	19	1	37	$3.17	$65.36	$28.63	$3.27
2017
South Timbalier 295	17	1	39	$3.80	$48.00	$22.89	$3.51
Other fields	—	—	3	8.90	47.44	30.60	3.21
Total	17	1	42	$3.93	$48.00	$23.61	$3.49
NM — Not Meaningful
Estimated Proved Reserves and Future Net Cash Flows
Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids (NGLs) that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Reserve estimates are considered proved if they are economically producible and are supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.
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
As of December 31, 2019, the Partnership had total estimated proved reserves of 360,527 barrels of crude oil and condensate, 27,386 barrels of NGLs and 626 MMcf of natural gas. Combined, these total estimated proved reserves are equivalent to 492,246 barrels of oil. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.
The following table shows proved oil, NGLs, and gas reserves as of December 31, 2019, based on commodity average prices in effect on the first day of each month in 2019, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)
Proved developed	361	27	626
Proved undeveloped	—	—	—
Total proved	361	27	626

The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2019, 2018, and 2017, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10—Supplemental Oil and Gas Disclosures (Unaudited) in the 2019 Consolidated Financial Statements under Item 8 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.
The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
The Partnership’s estimate of proved oil and gas reserves is prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, of which the Partnership owned 100 percent at December 31, 2019, is filed as an exhibit to this Form 10-K.
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
At least annually, each property is reviewed in detail by Apache’s centralized and operating region engineers to ensure forecasts of operating expenses, netback prices, production trends and development timing are reasonable. Apache’s engineers furnish this information and estimates of dismantlement and abandonment cost to Ryder Scott for their consideration in preparing the Partnership’s reserve reports. The internal property reviews and collection of data provided to Ryder Scott is overseen by Apache’s Executive Vice President over reservoir engineering.

ITEM 3.	LEGAL PROCEEDINGS
There are no material legal proceedings pending to which the Partnership is a party or to which the Partnership’s interests are subject.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2019, there were 1,021.5 Units outstanding held by 926 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2019, 2018, or 2017.
As further discussed in Item 7, Apache, as the Managing Partner of the Investment Partnership, gave notice on March 22, 2019, of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120-day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership. Apache has not made a decision as to when it will complete the process to withdraw as Managing Partner.

ITEM 6.	SELECTED FINANCIAL DATA
As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership is a very minor participant in the oil and gas industry and faces strong competition in all aspects of its business. With a relatively small amount of capital invested in the Partnership and management’s decision to avoid incurring debt, the Partnership has not engaged in acquisition or exploration activities in recent years. The Partnership has not carried any debt since January 1997. The limited amount of capital and the Partnership’s modest reserve base have contributed to the Partnership focusing primarily on production activities on remaining leases and dismantlement and abandonment activities on surrendered leases.
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K are incorporated by reference to Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Partnership’s 2018 Annual Report on Form 10-K filed with the SEC on March 1, 2019.
The Partnership derives its revenue from the production and sale of crude oil, natural gas and natural gas liquids (NGLs). With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Prices in recent years have remained volatile and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate significantly. During 2019, the Partnership’s average realized oil price decreased 13 percent from 2018, while natural gas prices decreased 17 percent. Given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production outlook for 2020 and beyond may be subject to more volatility than those companies with a larger or more diversified property portfolio. Extended downtime of the Partnership’s producing properties could materially impact any anticipated revenues, earnings and cash flow.
The Partnership participates in workover and recompletion activities as recommended by the operators of the properties in which the Partnership owns an interest. During 2019, the Partnership had minimal cash outlays for oil and gas property additions and did not participate in any new drilling projects. The Partnership’s primary cash outlay for 2019 was related to decommissioning and abandonment activities at Ship Shoal 258/259 and North Padre Island 969/976. The abandonment activity at North Padre Island 969/976 was originally scheduled to be completed prior to 2018, but was deferred to mid-2019. Abandonment activity at Ship Shoal 258/259 began upon cessation of the lease in 2018 and is expected to be completed in 2020.

Because of continued declines in production levels, lower commodity prices in recent years, and the need to reserve cash for future asset retirement obligations, the Partnership did not make any distributions to the Investing Partners during 2019. The Partnership will continue to review available cash balances, scheduled plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, and the anticipated level of recompletion and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2020.

Results of Operations
This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2019 and 2018.
Net Income and Revenue
The Partnership reported a net loss of approximately $9 thousand for 2019. This represents a decrease of approximately $280 thousand from the $271 thousand of net income reported for 2018. On a per Investing Partner Unit basis, the Partnership reported a net loss of approximately $39 per Unit in 2019 compared to net income of $170 per Unit in 2018. The decrease in net income was primarily related to declining crude oil and natural gas production and lower realized prices for all products during 2019.
Total revenues in 2019 of approximately $1.2 million decreased approximately $291 thousand, or 19 percent, from 2018 on lower realized commodity prices and lower production, primarily the result of natural depletion and a shut-in of two wells for repairs at South Timbalier 295 during the third quarter of 2019.
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
The Partnership’s oil, gas and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Gas volume – Mcf per day	94	(7)%	101	(11)%	114
Average gas price – per Mcf	$2.73	(17)%	$3.27	(6)%	$3.49
Oil volume – barrels per day	48	(9)%	53	15%	46
Average oil price – per barrel	$57.10	(13)%	$65.36	36%	$48.00
NGL volume – barrels per day	3	(25)%	4	33%	3
Average NGL price – per barrel	$15.48	(46)%	$28.63	21%	$23.61
Oil and Gas Sales
The Partnership’s crude oil sales in 2019 totaled approximately $991 thousand, down 21 percent from 2018 on lower realized prices and declining production. Oil production was down approximately 9 percent from the prior year, primarily the result of natural depletion and shut-in of two South Timbalier wells for repairs during the third quarter of 2019. The Partnership’s average realized oil price in 2019 was lower by 13 percent compared to 2018, decreasing to $57.10 per barrel in 2019.
Natural gas sales in 2019 decreased 22 percent from a year ago, totaling approximately $94 thousand on depleting production and lower realized natural gas prices.
The Partnership sold 3 barrels per day of natural gas liquids in 2019, down from 4 barrels per day in 2018 on natural depletion. Total NGL sales decreased approximately 63 percent from the prior year to approximately $16 thousand. The decrease was driven by NGL prices falling 46 percent from 2018, to $15.48 per barrel.
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, increased to approximately 24 percent in 2019 from approximately 21 percent in 2018. The dollar amount of recurring DD&A expense for 2019 decreased 11 percent from the comparable period a year ago as a result of decreased crude oil and natural gas production, which lowered the rate of depletion. For 2019 and 2018, the Partnership recognized asset retirement obligation (ARO) accretion expense of approximately $78 thousand and $97 thousand, respectively, as abandonment activities commenced at Ship Shoal 258/259 and North Padre Island 969/976 and reduced the Partnership’s remaining abandonment liability.

Lease operating expenses (LOE) for 2019 increased 8 percent from the same period a year ago to approximately $530 thousand in 2019. The increase reflects general cost increases in offshore production and higher repair and maintenance work incurred during the year resulting from platform inspections. Gathering and transportation costs for the delivery of oil and gas totaled approximately $16 thousand in 2019, a decrease of 10 percent from the same period a year ago as a result of lower production. Administrative expenses for 2019 increased 2 percent compared to 2018.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not recognize any write-downs for the carrying value of its oil and gas properties during 2019 or 2018. Write-downs, if any, are reflected as additional DD&A expense. If commodity prices experience sustained declines over a 12 month period, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities, which totaled a cash outflow of approximately $61 thousand for 2019 and a cash inflow of approximately $196 thousand for 2018. The decrease in cash flows from operating activities reflected the impact of lower net income in 2019 due to declining production and lower realized commodity prices compared to 2018. The decrease was slightly offset by lower abandonment spending during 2019 compared to the prior year period.
At December 31, 2019, the Partnership had approximately $5.0 million in cash and cash equivalents, down slightly from the end of 2018. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for anticipated repairs on aging platforms and pipelines and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical performance and workover, recompletion and drilling activities. Declines in oil and gas production can generally be expected in future years as a result of normal depletion and the Partnership’s non-participation in acquisition or exploration activities. Based on available cash, production estimates from independent engineers and current market conditions, the Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2020 and 2021.
Approximately 89 percent of the Partnership’s total proved reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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

On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2019 or 2018.
Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, future dismantlement and abandonment costs, and distributions to Investing Partners. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2019. The Partnership did not have any contractual obligations as of December 31, 2019, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the notes to the financial statements included in this Annual Report on Form 10-K.
During each of the last three years, the Partnership had modest cash outlays for oil and gas property additions as it did not participate in any new drilling projects. The Partnership paid cash settlements for ARO liabilities totaling approximately $398 thousand in 2019 and approximately $430 thousand in 2018.
Based on preliminary information available to the Partnership, it anticipates minimal 2020 capital expenditure levels for recompletions and other capital projects at South Timbalier 295. Additionally, $614 thousand is estimated to be spent in 2020 to perform decommissioning activities at Ship Shoal 258/259 and to remove idle platforms at North Padre Island 969/976. Such estimates may change based on realized oil and gas prices, recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Because of low oil and gas prices, pipeline interruptions to production, and the need to reserve cash for future asset retirement obligations, no distributions were made to Investing Partners during 2019 or 2018.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of lower commodity prices in recent years, and the level of recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2020.
With respect to oil and gas operations in the Gulf of Mexico, the Bureau of Ocean Energy Management (BOEM) has issued Notice to Lessees (NTL) No. 2016-N01 pertaining to the obligations of companies to provide supplemental assurances for performance with respect to plugging, abandonment, decommissioning, and site clearance obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. Under this NTL, implementation of which is currently suspended and which may be revised by the BOEM, the Partnership may be required to provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Partnership’s current ownership interests in various Gulf of Mexico leases. The Partnership will likely satisfy such requirements through the provision of bonds or other forms of security. Management does not believe the ultimate satisfaction of the NTL requirements will adversely affect the Partnership’s overall liquidity.
Notice of Withdrawal and Right of Presentment
Apache, as the Managing Partner of the Investment Partnership, gave notice on March 22, 2019 of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120-day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership. Apache has not made a decision as to when it will complete the process to withdraw as Managing Partner.
On April 26, 2019, the Managing Partner determined that, during the withdrawal and dissolution process, it would be inconsistent with the Managing Partner’s fiduciary duties to purchase (or to cause the Investment Partnership to purchase) outstanding units of partnership interests (Units) from the holders thereof pursuant to the right of presentment provided for in Sections 6.9 through 6.14 of the Partnership Agreement of the Investment Partnership (the Partnership Agreement). As a result of this determination by the Managing Partner, pursuant to Section 6.12 of the Partnership Agreement, the right of presentment has been terminated and Sections 6.9 through 6.14 have “become null and void and of no further force or effect” as provided in Section 6.12.

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
As a “smaller reporting company,” we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments, or entered into any contracts that are required to be disclosed in response to this Item.

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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2019.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (the Partnership) as of December 31, 2019 and 2018, the related statements of consolidated operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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
Houston, Texas
February 27, 2020

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2019	2018	2017
REVENUES:
Oil and gas sales	$1,100,334	$1,416,934	$976,395
Interest income	106,787	81,368	32,104
	1,207,121	1,498,302	1,008,499
EXPENSES:
Depreciation, depletion and amortization
Recurring	264,031	297,328	261,228
Asset retirement obligation accretion	77,805	96,832	105,135
Lease operating expenses	530,206	492,713	581,718
Gathering and transportation costs	15,823	17,493	2,495
Administrative	328,536	323,200	315,392
	1,216,401	1,227,566	1,265,968
NET INCOME (LOSS)	$(9,280)	$270,736	$(257,469)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$30,385	$96,704	$(5,899)
Investing Partners	(39,665)	174,032	(251,570)
	$(9,280)	$270,736	$(257,469)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(39)	$170	$(246)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,280)	$270,736	$(257,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	264,031	297,328	261,228
Asset retirement obligation accretion	77,805	96,832	105,135
Changes in operating assets and liabilities:
Accrued revenues receivable	11,423	(27,235)	30,211
Receivable from/payable to Apache Corporation	6,517	(2,329)	8,200
Accrued operating expenses	(14,414)	(9,441)	3,641
Asset retirement expenditures	(397,542)	(429,502)	(12,259)
Net cash provided by (used in) operating activities	(61,460)	196,389	138,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(18,481)	(158,444)	(36,115)
Net cash used in investing activities	(18,481)	(158,444)	(36,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	—	—	—
Distributions to Managing Partner	(2,963)	(52,094)	(20,755)
Net cash provided by (used in) financing activities	(2,963)	(52,094)	(20,755)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,904)	(14,149)	81,817
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,103,336	5,117,485	5,035,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,020,432	$5,103,336	$5,117,485
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,020,432	$5,103,336
Accrued revenues receivable	108,693	120,116
	5,129,125	5,223,452
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,401,395	195,327,296
Less – Accumulated depreciation, depletion and amortization	(191,459,215)	(191,195,184)
	3,942,180	4,132,112
	$9,071,305	$9,355,564
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$7,589	$1,072
Current asset retirement obligation	614,493	390,000
Accrued operating expenses	77,000	91,414
Accrued development costs	76,410	125,999
	775,492	608,485
ASSET RETIREMENT OBLIGATION	806,789	1,245,812
PARTNERS’ CAPITAL:
Managing Partner	491,608	464,186
Investing Partners (1,021.5 units outstanding)	6,997,416	7,037,081
	7,489,024	7,501,267
	$9,071,305	$9,355,564
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2016	$446,230	$7,114,619	$7,560,849
Distributions	(20,755)	—	(20,755)
Net loss	(5,899)	(251,570)	(257,469)
BALANCE, DECEMBER 31, 2017	$419,576	$6,863,049	$7,282,625
Distributions	(52,094)	—	(52,094)
Net income	96,704	174,032	270,736
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(2,963)	—	(2,963)
Net income	30,385	(39,665)	(9,280)
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
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
Apache is the general partner of both the Investment and Operating partnerships, and held approximately five percent of the 1,021.5 Units outstanding at December 31, 2019. As used hereafter, the term “Partnership” refers to the Investment Partnership or the Operating Partnership, as the case may be.
Except for an additional interest acquired in Matagorda Island Block 681 and 682 in 1992, the Partnership acquired its oil and gas interests through the purchase of an 85 percent interest in offshore properties acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. As of December 31, 2019, the Partnership has only one active venture prospect at South Timbalier 295, located offshore Louisiana, with a 7.08 percent working interest.
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
Under the terms of the Partnership Agreement of the Investment Partnership (the Partnership Agreement), the Investing Partners receive 80 percent and Apache receives 20 percent of revenue. Lease operating, gathering and transportation, and administrative expenses are allocated to the Investing Partners and Apache in the same proportion as revenues. The Investing Partners receive 100 percent of the interest income earned on short-term cash investments. The Investing Partners generally pay for 90 percent and Apache generally pays for 10 percent of exploration and development costs and expenses incurred by the Partnership. However, intangible drilling costs, interest costs and fees or expenses related to the loans incurred by the Partnership are allocated 99 percent to the Investing Partners and one percent to Apache until such time as the amount so allocated to the Investing Partners equals 90 percent of the total amount of such costs, including such costs incurred by Apache prior to the formation of the Partnership.
Notice of Withdrawal
On March 22, 2019, Apache, as the Managing Partner of the Investment Partnership, gave notice of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120-day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership. Apache has not made a decision as to when it will complete the process to withdraw as Managing Partner.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right of Presentment
In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners have a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash. The Partnership did not offer to purchase any Units from Investing Partners in 2018, or 2017 as a result of the limited amount of cash available for discretionary purposes.
On April 26, 2019, the Managing Partner determined that, during the withdrawal and dissolution process noted above, it would be inconsistent with the Managing Partner’s fiduciary duties to purchase (or to cause the Investment Partnership to purchase) outstanding units of partnership interests (Units) from the holders thereof pursuant to the right of presentment provided for in Sections 6.9 through 6.14 of the Partnership Agreement. As a result of this determination by the Managing Partner, pursuant to Section 6.12 of the Partnership Agreement, the right of presentment was terminated for 2019 and future periods. Sections 6.9 through 6.14 have “become null and void and of no further force or effect” as provided in Section 6.12.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP and the disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The Partnership evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom (see Note 10—Supplemental Oil and Gas Disclosures (Unaudited)) and the assessment of asset retirement obligations (see Note 8—Asset Retirement Obligation).
Cash Equivalents
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2019 and 2018, the Partnership had $5.0 million and $5.1 million, respectively, of cash and cash equivalents.
Oil and Gas Properties
The Partnership follows the full-cost method of accounting for its investment in oil and gas properties for financial statement purposes. Under this method of accounting, the Partnership capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves. The amounts capitalized under this method include dry hole costs, leasehold costs, engineering, geological, exploration, development and other similar costs. All costs related to production and administrative functions are expensed in the period incurred. The Partnership includes the present value of its dismantlement, restoration, and abandonment costs within the capitalized oil and gas property balance as described in Note 8—Asset Retirement Obligation. Unless greater than 25 percent of the Partnership’s reserve volumes are sold, proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains or losses are not recognized.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not record any write-downs of capitalized costs during 2019, 2018, or 2017. See Note 10—Supplemental Oil and Gas Disclosures (Unaudited) for a discussion on the calculation of estimated future net cash flows.
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

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2019, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $108,693 and $120,116 as of December 31, 2019 and 2018, respectively.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Oil	$990,659	$1,253,490	$806,620
Gas	94,057	120,763	145,562
NGLs	15,618	42,681	24,213
Total Oil and Gas Revenue	$1,100,334	$1,416,934	$976,395

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership did not have any revenue from non-customers.
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
Recently Adopted Accounting Pronouncements
On January 1, 2019, the Partnership adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” on a prospective basis. The Partnership elected to adopt two transitional expedients issued by the FASB during 2018: (i) ASU 2018-01, which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02 and (ii) ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period in the consolidated financial statements. Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The adoption of ASU 2016-02 did not have an impact on the Partnership’s consolidated financial statements.
3. COMPENSATION TO AFFILIATES
Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing Partners for the Year Ended December 31,
	2019	2018	2017
	(In thousands)
a. Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$263	$259	$252
b. Apache is reimbursed for development overhead costs incurred in the Partnership’s operations. These costs are based on development activities and are capitalized to oil and gas properties	$—	$—	$—

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

	2019	2018	2017
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$195,327	$195,005	$194,893
Costs incurred during the year:
Development –
Investing Partners	67	291	104
Managing Partner	7	31	8
Balance, end of year	$195,401	$195,327	$195,005

Development costs for 2019 and 2018 included upward revisions of approximately $56 thousand and $305 thousand, respectively, for estimated abandonment costs primarily related to revised cost estimates on its Ship Shoal 258/259 properties. Development costs for 2017 include negative revision of approximately $66 thousand for estimated abandonment costs and the deferral of final platform decommissioning at North Padre Island 969/976. Approximately $18 thousand, $17 thousand, and $178 thousand of capital costs were incurred in 2019, 2018, and 2017, respectively, for participation in pipeline and recompletion projects at South Timbalier 295.

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2016	$21,091	$169,546	$190,637
Provision	13	248	261
Balance, December 31, 2017	$21,104	$169,794	$190,898
Provision	16	281	297
Balance, December 31, 2018	$21,120	$170,075	$191,195
Provision	14	250	264
Balance, December 31, 2019	$21,134	$170,325	$191,459

The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2019, 2018, and 2017 was 24 percent, 21 percent and 27 percent, respectively.

5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
Revenues received from major third-party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third-party customers individually accounted for ten percent or more of oil and gas sales.
Remittances from Fieldwood Energy LLC accounted for 10 percent, 12 percent and 18 percent of the Partnership’s oil and gas sales for the years 2019, 2018 and 2017, respectively. Approximately 90 percent, 88 percent and 82 percent of the Partnership’s oil and gas sales in 2019, 2018 and 2017, respectively, were to Chevron Products Company.
The Partnership’s revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of December 31, 2019 and December 31, 2018, the carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable were determined to approximate fair value because of the short-term nature or maturity of these instruments.

7. COMMITMENTS AND CONTINGENCIES
Litigation – The Partnership is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of Apache’s management that all claims and litigation involving the Partnership are not likely to have a material adverse effect on its financial position or results of operations.
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
8. ASSET RETIREMENT OBLIGATION
The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2019 and 2018:

	2019	2018
Asset retirement obligation at beginning of year	$1,635,812	$1,789,267
Accretion expense	77,805	96,832
Liabilities settled	(347,952)	(555,500)
Revisions in estimated liabilities	55,617	305,213
Asset retirement obligation at end of year	$1,421,282	$1,635,812
Less current portion	(614,493)	(390,000)
Asset retirement obligation, long-term	$806,789	$1,245,812

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
Liabilities settled primarily relate to individual wells plugged and abandoned and platform decommissioning during the periods presented. The current portion of the ARO liability represents the retirement obligation expected to be incurred in the next twelve months.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Decommissioning and abandonment activities began at Ship Shoal 258/259 upon cessation of the lease in 2018 and are expected to be completed during 2020. The lease was relinquished earlier than previously estimated given unplanned third-party pipeline issues and the decision that returning the lease to production was uneconomic. The operator also experienced challenges related to the plugging of wells which resulted in revising the field’s estimated abandonment obligation based on projected costs. Both factors contributed to the upward cost revisions to previous ARO liability estimates.
9. TAX-BASIS FINANCIAL INFORMATION
A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2019	2018	2017
Net partnership ordinary income (loss) for federal income tax reporting purposes	$(80,046)	$(196,919)	$5,948
Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	113	16,859	33,479
Dismantlement and abandonment cost	347,952	555,501	2,849
Tax depreciation	64,537	289,455	66,618
	412,602	861,815	102,946
Less: full cost DD&A expense	(264,031)	(297,328)	(261,228)
Less: asset retirement obligation accretion	(77,805)	(96,832)	(105,135)
Net income (loss)	$(9,280)	$270,736	$(257,469)

The Partnership’s tax basis in net oil and gas properties at December 31, 2019, and 2018 was $2,505,692 and $2,649,454, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2019, and 2018.
A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2019	2018
Liabilities for federal income tax purposes	$160,999	$218,485
Asset retirement liability	1,421,282	1,635,812
Liabilities under accounting principles generally accepted in the United States	$1,582,281	$1,854,297

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
(Oil and NGL in Mbbls and gas in MMcf)

	2019			2018			2017
	Oil	NGL	Gas	Oil	NGL	Gas	Oil	NGL	Gas
Proved Reserves
Beginning of year	363	29	670	376	54	1,016	365	53	985
Extensions, discoveries and other additions	—	—	—	—	—	—	—	—	—
Revisions of previous estimates	15	(1)	(10)	6	(24)	(309)	28	2	73
Production	(17)	(1)	(34)	(19)	(1)	(37)	(17)	(1)	(42)
End of year	361	27	626	363	29	670	376	54	1,016
Proved Developed
Beginning of year	363	29	670	376	54	1,016	365	53	985
End of year	361	27	626	363	29	670	376	54	1,016

Oil includes crude oil and condensate.
All the Partnership’s reserves as of December 31, 2019 are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana. Approximately 89 percent of the Partnership’s current proved developed reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are now not producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.
Future Net Cash Flows
Future cash inflows as of December 31, 2019, 2018, and 2017 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2019	2018	2017
	(In thousands)
Future cash inflows	$24,158	$28,707	$25,968
Future production costs	(5,540)	(5,937)	(7,808)
Future development costs(1)	(3,483)	(3,831)	(3,957)
Net cash flows	15,135	18,939	14,203
10 percent annual discount rate	(4,735)	(7,316)	(5,971)
Discounted future net cash flows	$10,400	$11,623	$8,232

(1) This amount includes estimated abandonment costs.
The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Sales, net of production costs	$(554)	$(907)	$(391)
Net change in prices and production costs	(2,476)	4,996	2,821
Revisions of quantities	273	(1,820)	734
Accretion of discount	1,162	823	467
Changes in future development costs(1)	(39)	(257)	147
Previously estimated development costs incurred during the period	416	584	36
Changes in production rates and other	(5)	(28)	(253)
	$(1,223)	$3,391	$3,561

(1) This amount includes estimated abandonment costs.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)
2019
Revenues	$327	$331	$255	$294	$1,207
Expenses	293	272	279	372	1,216
Net income (loss)	$34	$59	$(24)	$(78)	$(9)
Net income allocated to:
Managing Partner	$15	$21	$2	$(8)	$30
Investing Partners	19	38	(26)	(70)	(39)
	$34	$59	$(24)	$(78)	$(9)
Net income (loss) per Investing Partner Unit (1)	$18	$37	$(26)	$(68)	$(39)
2018
Revenues	$368	$376	$406	$348	$1,498
Expenses	320	310	290	307	1,227
Net income	$48	$66	$116	$41	$271
Net income allocated to:
Managing Partner	$23	$25	$33	$16	$97
Investing Partners	25	41	83	25	174
	$48	$66	$116	$41	$271
Net income per Investing Partner Unit (1)	$25	$41	$81	$23	$170

(1)
The sum of the individual net income per Investing Partner Unit may not agree with the year-to-date net income per Investing Partner Unit as each quarterly computation is based on the weighted average number of Investing Partner Units during that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2019, 2018 and 2017, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to our management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, included on page 14 of this report. This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2019, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors,” “Information About Our Executive Officers,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2020 annual meeting of stockholders of Apache (the Apache Proxy Statement) is incorporated herein by reference.
Code of Business Conduct
Pursuant to Rule 303A.10 of the NYSE and Rule 5610 of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers, and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct and Ethics (Code of Conduct), and revised it in September 2017. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the “Governance” page of Apache’s website at www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within four business days and maintained for at least twelve months.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2019. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache, as stated above. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (see Note 1—Organization under Item 8 above).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
See Note 3—Compensation to Affiliates of the Partnership’s financial statements, under Item 8 above, for information regarding compensation to Apache as Managing Partner. See Note 5—Major Customers and Related Parties Information of the Partnership’s financial statements, under Item 8 above, for amounts paid to subsidiaries of Apache, and for other related party information. The Partnership itself has no directors. Information concerning the directors of Apache set forth under the caption “Director Independence” in the Apache Proxy Statement is incorporated herein by reference.

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

	*4.1	Description of Registrant’s Securities
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

	*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.
	*31.1	Certification of Principal Executive Officer.
	*31.2	Certification of Principal Financial Officer.
	*32.1	Certification of Principal Executive Officer and Principal Financial Officer.
	*99.1	Report of Ryder Scott Company, L.P., Petroleum Consultants.
	*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
	*101.SCH	Inline XBRL Taxonomy Schema Document.
	*101.CAL	Inline XBRL Calculation Linkbase Document.
	*101.DEF	Inline XBRL Definition Linkbase Document.
	*101.LAB	Inline XBRL Label Linkbase Document.
	*101.PRE	Inline XBRL Presentation Linkbase Document.
*	Filed herewith.
P	Filed previously in paper format.
b.	See a (3) above.
c.	See a (2) above.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: February 27, 2020	/s/ John J. Christmann IV
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

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer and President (principal executive officer)	February 27, 2020

/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2020

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 27, 2020

/s/ Annell R. Bay Annell R. Bay	Director	February 27, 2020

/s/ Juliet S. Ellis Juliet S. Ellis	Director	February 27, 2020

/s/ Chansoo Joung Chansoo Joung	Director	February 27, 2020

/s/ Rene R. Joyce Rene R. Joyce	Director	February 27, 2020

/s/ John E. Lowe John E. Lowe	Director, Non-Executive Chairman of the Board	February 27, 2020

/s/ William C. Montgomery William C. Montgomery	Director	February 27, 2020

/s/ Amy H. Nelson Amy H. Nelson	Director	February 27, 2020

/s/ Daniel W. Rabun Daniel W. Rabun	Director	February 27, 2020

/s/ Peter A. Ragauss Peter A. Ragauss	Director	February 27, 2020