Form 10-Q
period 2020-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2020-05-07
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of March 31, 2020	1,022

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2019, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’s assumptions about:

•
the scope, duration, and reoccurrence of any epidemics or pandemics (including specifically the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	pipeline and gathering system capacity and availability;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes, including environmental regulation and initiatives addressing the impact of global climate change;

•	terrorism or cyberattacks;

•	the capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•
other factors disclosed under Item 2 – “Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the Partnership’s most recently filed Annual Report on Form 10-K and other filings that it makes with the Securities and Exchange Commission.

Other factors or events that could cause the Partnership’s actual results to differ may emerge from time to time, and it is not possible for the Partnership to predict all of them. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Partnership assumes no duty to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
REVENUES:
Oil and gas sales	$231,494	$299,511
Interest income	18,072	27,858
	249,566	327,369
EXPENSES:
Depreciation, depletion and amortization	64,388	71,013
Asset retirement obligation accretion	11,836	19,451
Lease operating expenses	107,896	115,607
Gathering and transportation costs	4,969	4,770
Administrative	82,134	82,134
	271,223	292,975
NET INCOME (LOSS)	$(21,657)	$34,394
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$3,796	$15,516
Investing Partners	(25,453)	18,878
	$(21,657)	$34,394
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(25)	$18
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,657)	$34,394
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	64,388	71,013
Asset retirement obligation accretion	11,836	19,451
Changes in operating assets and liabilities:
Accrued receivables	45,773	6,448
Receivable from/payable to Apache Corporation	(1,538)	543
Accrued operating expenses	—	(14,414)
Asset retirement obligations	(293,092)	(127,416)
Net cash used in operating activities	(194,290)	(9,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) Managing Partner	12,855	(5,066)
Net cash provided by (used in) financing activities	12,855	(5,066)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(181,435)	(15,047)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,020,432	5,103,336
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,838,997	$5,088,289
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,838,997	$5,020,432
Accrued revenues receivable	62,920	108,693
	4,901,917	5,129,125
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,637,115	195,401,395
Less – Accumulated depreciation, depletion and amortization	(191,523,603)	(191,459,215)
	4,113,512	3,942,180
	$9,015,429	$9,071,305
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$6,051	$7,589
Asset retirement obligation	634,931	614,493
Accrued operating expenses	77,000	77,000
Accrued development costs	—	76,410
	717,982	775,492
ASSET RETIREMENT OBLIGATION	817,225	806,789
PARTNERS’ CAPITAL:
Managing Partner	508,259	491,608
Investing Partners (1,021.5 units outstanding)	6,971,963	6,997,416
	7,480,222	7,489,024
	$9,015,429	$9,071,305
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Three Months Ended March 31, 2019
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(5,066)	—	(5,066)
Net income	15,516	18,878	34,394
BALANCE, MARCH 31, 2019	$474,636	$7,055,959	$7,530,595

For the Three Months Ended March 31, 2020
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	12,855	—	12,855
Net income	3,796	(25,453)	(21,657)
BALANCE, MARCH 31, 2020	$508,259	$6,971,963	$7,480,222
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
These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2020, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10—Supplemental Oil and Gas Disclosures (Unaudited) to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first three months of 2020 and 2019.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the three months ended March 31, 2020. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
For the three month periods ended March 31, 2020 and 2019, revenues from customers totaled $231,494 and $299,511, respectively, which is disaggregated by product type in the table below:

	For the Three Months Ended March 31,
	2020	2019
Oil	$204,469	$262,883
Gas	21,457	31,561
NGLs	5,568	5,067
Total Oil and Gas Revenue	$231,494	$299,511

In accordance with the provisions of Accounting Standards Codification 606, variable market prices for each short-term commodity sale are allocated entirely to each performance obligation as the terms of payment relate specifically to the Partnership’s efforts to satisfy its obligations. As such, the Partnership has elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period. Payment terms under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered.
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of March 31, 2020, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $62,920 and $108,693 as of March 31, 2020 and December 31, 2019, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.

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
3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2020:

Asset retirement obligation at December 31, 2019	$1,421,282
Accretion expense	11,836
Liabilities settled	(216,682)
Revisions in estimated liabilities	235,720
Asset retirement obligation at March 31, 2020	1,452,156
Less current portion	(634,931)
Asset retirement obligation, long-term	$817,225

Liabilities settled during the period relate to well abandonment activities at Ship Shoal 258/259. Estimated liabilities on this field were revised upward by an additional $235,720 during the period as a result of weather delays and unplanned infrastructure requirements to support the abandonment activities.
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2020 and December 31, 2019, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2020 and 2019.
5.    NOTICE OF WITHDRAWAL AND RIGHT OF PRESENTMENT
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as its consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana.
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $21,657 ($25 per Investing Partner Unit) for the first quarter of 2020 compared to net income of $34,394 ($18 per Investing Partner Unit) in the first quarter of 2019.
Total revenues in the first quarter of 2020 decreased 24 percent from the first quarter of 2019 as the result of lower crude oil and gas realized prices. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Gas volume – Mcf per day	119	113	5%
Average gas price – per Mcf	$1.99	$3.11	(36)%
Oil volume – barrels per day	50	52	(4)%
Average oil price – per barrel	$44.58	$55.99	(20)%
NGL volume – barrels per day	4	3	33%
Average NGL price – per barrel	$14.96	$16.61	(10)%
Oil and Gas Sales
The Partnership’s crude oil sales for the first quarter of 2020 totaled $204,469, compared to $262,883 in the first quarter of 2019. The Partnership’s average realized oil price in the first quarter of 2020 decreased $11.41 per barrel from the first quarter of 2019, reducing sales by $53,569. Crude oil volumes decreased to 50 barrels per day in the first quarter of 2020, compared to 52 barrels per day in the prior year period, primarily the result of natural depletion. The decrease in production reduced oil sales by $4,845.
Natural gas sales of $21,457 were recognized in the first quarter of 2020, down 32 percent from the amount realized for the equivalent 2019 period. The Partnership’s average realized natural gas price for the quarter decreased $1.12 per Mcf, or 36 percent, from the first quarter of 2019, reducing sales by $11,368. Natural gas volumes increased 5 percent from the first quarter of 2019, increasing sales revenue by $1,264. The production increase was primarily related to less pipeline downtime during the first quarter of 2020 compared to the prior year period.
The Partnership sold 4 barrels per day of NGL in the first three months of 2020, slightly higher than 3 barrels per day in the first three months of 2019. The increase in NGL revenues resulting from higher production was offset by 10 percent lower average realized NGL prices during the first three months of 2020 compared to the prior year period.
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

Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 28 percent for the first three months of 2020 compared to approximately 24 percent for the first three months of 2019. The higher depletion percentage was primarily the result of declining sales revenue from lower realized commodity prices.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first three months of 2020 and 2019. Given the recent crude oil price collapse on lower demand and economic activity resulting from the coronavirus disease 2019 (COVID-19) pandemic and oversupply from the Organization of the Petroleum Exporting Countries, if commodity prices stay at or do not significantly increase from current levels, the Partnership expects to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods. Any such non-cash write-downs would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the first quarter of 2020 totaled $107,896, slightly lower from the first quarter of 2019 total of $115,607. Gathering and transportation costs for the delivery of oil and gas totaled $4,969 in the first quarter of 2020, a slight increase of 4 percent from the first quarter of 2019. Administrative expenses for the first quarter of 2020 were flat compared to the first quarter of 2019.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first three months of 2020, the Partnership had $194,290 of net cash flow used in operating activities, compared to $9,981 of cash outflow from operating activities in the first three months of 2019. The decrease in operating cash flows was primarily the result of plugging and abandonment spending at Ship Shoal 258/259.
At March 31, 2020, the Partnership had approximately $4.8 million in cash and cash equivalents, down slightly from December 31, 2019. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical well performance and workovers, and recompletion activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the non-participation in acquisition or exploration activities by the Partnership. Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the COVID-19 pandemic are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2020 and 2021, although lower oil and gas prices and consumer demand resulting from the COVID-19 pandemic would decrease revenue and could require the Partnership to further reduce its cash and cash equivalents.
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
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in the first three months of 2020 and 2019.

Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2020. The Partnership did not have any contractual obligations as of March 31, 2020, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included in the Partnership’s latest Annual Report on Form 10-K.
During the first quarter of 2020, the Partnership spent $293,092 to plug and abandon wells, primarily at Ship Shoal 258/259. The spending incurred during the period was higher than previously estimated by the operator because of weather delays and unplanned infrastructure requirements for abandonment activity. The Partnership anticipates an additional $634,931 of costs will be incurred over the next twelve months to decommission the remaining platforms at Ship Shoal 258/259 and North Padre Island 969/976. Based on information available to the Partnership, it anticipates minimal capital expenditures during 2020 for recompletions and other capital projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, recompletion results, weather disruptions, rates charged by contractors or changes by the operator to their development or abandonment plans.
Notice of Withdrawal and Right of Presentment
On March 22, 2019, Apache, as the Managing Partner of the Investment Partnership gave notice of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120 day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership. Apache has not made a decision as to when it will complete the process to withdraw as Managing Partner.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” the Partnership is not required to provide the information required by this Item. The Partnership has chosen to disclose, however, that it has not engaged in any transactions, issued or bought any financial instruments, or entered into any contracts that are required to be disclosed in response to this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in the Partnership’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting, including any changes related to the COVID-19 pandemic and the transition to a remote working environment.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
As a “smaller reporting company,” the Partnership is not required to provide the information required by this Item.

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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	May 7, 2020	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	May 7, 2020	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner