Form 10-Q
period 2020-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2020-07-30
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of June 30, 2020	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Oil and gas sales	$93,071	$302,027	$324,565	$601,538
Interest income	5,240	29,099	23,312	56,957
	98,311	331,126	347,877	658,495
EXPENSES:
Depreciation, depletion and amortization	31,435	73,540	95,823	144,553
Asset retirement obligation accretion	14,688	19,699	26,524	39,150
Lease operating expenses	99,027	93,115	206,923	208,722
Gathering and transportation costs	3,711	3,928	8,680	8,698
Administrative	78,216	82,134	160,350	164,268
	227,077	272,416	498,300	565,391
NET INCOME (LOSS)	$(128,766)	$58,710	$(150,423)	$93,104
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(20,444)	$20,614	$(16,648)	$36,130
Investing Partners	(108,322)	38,096	(133,775)	56,974
	$(128,766)	$58,710	$(150,423)	$93,104
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(106)	$37	$(131)	$56
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(150,423)	$93,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	95,823	144,553
Asset retirement obligation accretion	26,524	39,150
Changes in operating assets and liabilities:
Accrued receivables	41,780	21,180
Receivable from/payable to Apache Corporation	(7,764)	(842)
Accrued operating expenses	(2,472)	(14,414)
Asset retirement obligations	(427,638)	(129,215)
Net cash provided by (used in) operating activities	(424,170)	153,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(8)	(18,368)
Net cash used in investing activities	(8)	(18,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) Managing Partner	45,179	(30,565)
Net cash used in financing activities	45,179	(30,565)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(378,999)	104,583
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,020,432	5,103,336
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,641,433	$5,207,919
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,641,433	$5,020,432
Accrued revenues receivable	66,913	108,693
Receivable from Apache Corporation	175	—
	4,708,521	5,129,125
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,715,123	195,401,395
Less – Accumulated depreciation, depletion and amortization	(191,555,037)	(191,459,215)
	4,160,086	3,942,180
	$8,868,607	$9,071,305
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$7,589
Asset retirement obligation	581,084	614,493
Accrued operating expenses	74,528	77,000
Accrued development costs	—	76,410
	655,612	775,492
ASSET RETIREMENT OBLIGATION	829,215	806,789
PARTNERS’ CAPITAL:
Managing Partner	520,139	491,608
Investing Partners (1,021.5 units outstanding)	6,863,641	6,997,416
	7,383,780	7,489,024
	$8,868,607	$9,071,305
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended June 30, 2019
BALANCE, MARCH 31, 2019	$474,636	$7,055,959	$7,530,595
Distributions	(25,499)	—	(25,499)
Net income	20,614	38,096	58,710
BALANCE, JUNE 30, 2019	$469,751	$7,094,055	$7,563,806

For the Quarter Ended June 30, 2020
BALANCE, MARCH 31, 2020	$508,259	$6,971,963	$7,480,222
Contributions	32,324	—	32,324
Net loss	(20,444)	(108,322)	(128,766)
BALANCE, JUNE 30, 2020	$520,139	$6,863,641	$7,383,780

For the Six Months Ended June 30, 2019
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(30,565)	—	(30,565)
Net income	36,130	56,974	93,104
BALANCE, JUNE 30, 2019	$469,751	$7,094,055	$7,563,806

For the Six Months Ended June 30, 2020
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	45,179	—	45,179
Net loss	(16,648)	(133,775)	(150,423)
BALANCE, JUNE 30, 2020	$520,139	$6,863,641	$7,383,780
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2020, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first six months of 2020 and 2019.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the six months ended June 30, 2020. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the quarters and six months ended June 30, 2020 and 2019:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Oil	$78,665	$272,263	$283,133	$535,146
Gas	12,958	22,297	34,416	53,858
NGLs	1,448	7,467	7,016	12,534
Total Oil and Gas Revenue	$93,071	$302,027	$324,565	$601,538

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
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of June 30, 2020, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $66,913 and $108,693 as of June 30, 2020 and December 31, 2019, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.

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
3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2020:

Asset retirement obligation at December 31, 2019	$1,421,282
Accretion expense	26,524
Liabilities settled	(351,227)
Revisions in estimated liabilities	313,720
Asset retirement obligation at June 30, 2020	1,410,299
Less current portion	(581,084)
Asset retirement obligation, long-term	$829,215

Liabilities settled during the six months ended June 30, 2020 relate to well abandonment and platform removal activities at Ship Shoal 258/259. Estimated liabilities on this field were revised upward by $313,720 during the period as a result of weather delays and unplanned infrastructure requirements to support the abandonment activities.
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2020 and December 31, 2019, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2020 and 2019.
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
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $128,766 ($106 per Investing Partner Unit) for the second quarter of 2020 compared to net income of $58,710 ($37 per Investing Partner Unit) in the second quarter of 2019. For the first six months of 2020, the Partnership reported a net loss of $150,423 ($131 per Investing Partner Unit) compared to net income of $93,104 ($56 per Investing Partner Unit) in the first six months of 2019.
Total revenues in the second quarter of 2020 decreased 70 percent from the second quarter of 2019, primarily the result of lower crude oil and gas realized prices. Total revenues in the first six months of 2020 also decreased 47 percent from the first six months of 2019 as a result of lower oil and gas prices. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Gas volume – Mcf per day	82	92	(11)%	100	103	(3)%
Average gas price – per Mcf	$1.73	$2.65	(35)%	$1.88	$2.90	(35)%
Oil volume – barrels per day	34	49	(31)%	42	50	(16)%
Average oil price – per barrel	$25.49	$61.67	(59)%	$36.90	$58.74	(37)%
NGL volume – barrels per day	4	4	—%	4	4	—%
Average NGL price – per barrel	$4.37	$20.90	(79)%	$9.97	$18.93	(47)%
Oil and Gas Sales
The Partnership’s crude oil sales for the second quarter of 2020 totaled $78,665, down 71 percent compared to $272,263 in the second quarter of 2019. The Partnership’s average realized oil price in the second quarter of 2020 decreased $36.18 per barrel from the second quarter of 2019, reducing sales by $159,733. Crude oil volumes decreased to 34 barrels per day in the second quarter of 2020, compared to 49 barrels per day in the prior year period, primarily from curtailed production in response to the collapse of oil prices that occurred during the second quarter and continued oil demand uncertainty resulting from the coronavirus disease 2019 (COVID-19) pandemic. The decrease in production reduced oil sales by $33,865.
Crude oil sales for the first six months of 2020 totaled $283,133, down 47 percent from the same period in 2019. The Partnership’s average realized oil price for the first six months of 2020 decreased 37 percent from the first six months of 2019, dropping to $36.90 per barrel, reducing sales by $198,962. The Partnership’s crude oil volumes decreased to 42 barrels per day during the first six months of 2020 compared to 50 barrels per day during the prior year period, primarily the result of natural decline and curtailed production during the second quarter, reducing oil sales by $53,051.
Natural gas sales of $12,958 were recognized in the second quarter of 2020, down 42 percent from the amount realized for the equivalent 2019 period. The Partnership’s average realized natural gas price for the quarter decreased $0.92 per Mcf, or 35 percent, from the second quarter of 2019, reducing sales by $7,743. Natural gas volumes decreased 11 percent from the second quarter of 2019, reducing sales revenue by $1,596. The decrease in realized price and production was primarily the result of the reduction of market demand caused by the COVID-19 pandemic.

Natural gas sales for the first six months of 2020 decreased 36 percent, dropping to $34,416 in the current period, compared to $53,858 during the first six months of 2019. The Partnership’s average realized gas prices decreased from $2.90 per Mcf in the first six months of 2019 to $1.88 per Mcf in 2020, reducing sales by $18,937. A 3 Mcf per day, or 3 percent, decrease in natural gas volumes during the first six months of 2020 compared to the same period in 2019 reduced sales by $505.
The Partnership sold 4 barrels of NGL per day in the second quarter of 2020, unchanged from the 4 barrels per day during the second quarter of 2019. NGL revenues decreased as the result of 79 percent lower average realized NGL prices during the second quarter of 2020 compared to the same prior year period. The Partnership sold 4 barrels per day of NGL in the first six months of 2020, unchanged from the 4 barrels per day in the first six months of 2019. NGL revenues decreased as the result of 47 percent lower average realized NGL prices during the first six months of 2020 compared to the same prior year period.
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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, were approximately 34 percent and 30 percent for the second quarter and first six months of 2020, respectively, compared to approximately 24 percent for both the second quarter and first six months of 2019. The higher depletion percentage was primarily the result of declining sales revenue from lower realized commodity prices.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first six months of 2020 and 2019. Given the recent crude oil price volatility on lower demand and economic activity resulting from the COVID-19 pandemic, if commodity prices experience sustained decline, the Partnership expects to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods. Any such non-cash write-downs would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the second quarter of 2020 totaled $99,027, up 6 percent from the second quarter of 2019 total of $93,115. LOE for the first six months of 2020 totaled $206,923, down 1 percent from the same prior year period. Gathering and transportation costs for the delivery of oil and gas totaled $3,711 in the second quarter of 2020, a decrease of 6 percent from the second quarter of 2019. Gathering and transportation costs for the first six months of 2020 were essentially flat compared to the same period in 2019. Administrative expenses for the second quarter and first six months of 2020 were slightly lower compared to the same periods in 2019 based on recent cost reduction initiatives.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2020, the Partnership had $424,170 of net cash outflow from operating activities, compared to $153,516 of net cash inflow in the first six months of 2019. The decrease in operating cash flows was primarily the result of plugging and abandonment spending at Ship Shoal 258/259 and lower revenues from decreased commodity prices.
At June 30, 2020, the Partnership had approximately $4.6 million in cash and cash equivalents, down from $5.0 million at December 31, 2019, primarily the result of plugging and abandonment activity during the period. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
In the event that future short-term operating cash requirements are greater than the Partnership’s financial resources, the Partnership may seek short-term, interest-bearing advances from the Managing Partner as needed. The Managing Partner, however, is not obligated to make loans to the Partnership. The Partnership does not intend to incur debt from banks or other outside sources nor solicit capital from existing Unit holders or in the open market.
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in the first six months of 2020 and 2019.
Capital Commitments
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2020. The Partnership did not have any contractual obligations as of June 30, 2020, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included in the Partnership’s latest Annual Report on Form 10-K.
During the first six months of 2020, the Partnership spent $351,227 to plug and abandon wells and remove platforms, primarily at Ship Shoal 258/259. The spending incurred during the period was higher than previously estimated by the operator because of weather delays and unplanned infrastructure requirements for abandonment activity. The Partnership anticipates $581,084 of costs will be incurred over the next twelve months to decommission the remaining platforms at Ship Shoal 258/259 and North Padre Island 969/976. Based on information available to the Partnership, it anticipates minimal capital expenditures during the remainder of 2020 for recompletions and other capital projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, recompletion results, weather disruptions, rates charged by contractors or changes by the operator to their development or abandonment plans.
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
On April 26, 2019, the Managing Partner determined that, during the withdrawal and dissolution process, it would be inconsistent with the Managing Partner’s fiduciary duties to purchase (or to cause the Investment Partnership to purchase) outstanding Units from the holders thereof pursuant to the right of presentment provided for in Sections 6.9 through 6.14 of the Partnership Agreement of the Investment Partnership (the Partnership Agreement). As a result of this determination by the Managing Partner, pursuant to Section 6.12 of the Partnership Agreement, the right of presentment has been terminated and Sections 6.9 through 6.14 have “become null and void and of no further force or effect” as provided in Section 6.12.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Fieldwood Energy LLC (Fieldwood) is the current operator of the Partnership’s producing lease. Given the current commodity price environment, decreased demand for oil and gas, and recent media reports, the Partnership believes that, if Fieldwood files for bankruptcy, the Partnership does not know if, or to what extent, Fieldwood will continue to perform its obligations with respect to the Partnership’s properties. Financial distress at Fieldwood could have a material adverse effect on the Partnership’s results of operations. At this point, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore, no liability has been recorded on the Partnership’s consolidated financial statements.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	7/30/2020	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	7/30/2020	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner