Form 10-Q
period 2020-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2020-11-05
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant's units outstanding as of September 30, 2020	1,022

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Oil and gas sales	$109,121	$227,791	$433,686	$829,329
Interest income	580	27,420	23,892	84,377
	109,701	255,211	457,578	913,706
EXPENSES:
Depreciation, depletion and amortization	40,283	59,063	136,106	203,616
Asset retirement obligation accretion	14,074	19,252	40,598	58,402
Lease operating expenses	92,387	115,023	299,310	323,745
Gathering and transportation costs	2,813	3,902	11,493	12,600
Administrative	80,175	82,134	240,525	246,402
	229,732	279,374	728,032	844,765
NET INCOME (LOSS)	$(120,031)	$(24,163)	$(270,454)	$68,941
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(16,905)	$2,079	$(33,553)	$38,209
Investing Partners	(103,126)	(26,242)	(236,901)	30,732
	$(120,031)	$(24,163)	$(270,454)	$68,941
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(101)	$(26)	$(232)	$30
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(270,454)	$68,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	136,106	203,616
Asset retirement obligation accretion	40,598	58,402
Changes in operating assets and liabilities:
Accrued receivables	90,145	34,991
Receivable from/payable to Apache Corporation	5,525	(934)
Accrued operating expenses	(2,472)	(14,414)
Asset retirement obligations	(437,590)	(202,515)
Net cash provided by (used in) operating activities	(438,142)	148,087
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(9)	(18,418)
Net cash used in investing activities	(9)	(18,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) Managing Partner	49,752	(31,344)
Net cash used in financing activities	49,752	(31,344)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(388,399)	98,325
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,020,432	5,103,336
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,632,033	$5,201,661
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,632,033	$5,020,432
Accrued revenues receivable	18,548	108,693
	4,650,581	5,129,125
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,715,123	195,401,395
Less – Accumulated depreciation, depletion and amortization	(191,595,320)	(191,459,215)
	4,119,803	3,942,180
	$8,770,384	$9,071,305
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$13,114	$7,589
Asset retirement obligation	573,039	614,493
Accrued operating expenses	74,528	77,000
Accrued development costs	—	76,410
	660,681	775,492
ASSET RETIREMENT OBLIGATION	841,381	806,789
PARTNERS’ CAPITAL:
Managing Partner	507,807	491,608
Investing Partners (1,021.5 units outstanding)	6,760,515	6,997,416
	7,268,322	7,489,024
	$8,770,384	$9,071,305
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended September 30, 2019
BALANCE, JUNE 30, 2019	$469,751	$7,094,055	$7,563,806
Distributions	(779)	—	(779)
Net income (loss)	2,079	(26,242)	(24,163)
BALANCE, SEPTEMBER 30, 2019	$471,051	$7,067,813	$7,538,864

For the Quarter Ended September 30, 2020
BALANCE, JUNE 30, 2020	$520,139	$6,863,641	$7,383,780
Contributions	4,573	—	4,573
Net loss	(16,905)	(103,126)	(120,031)
BALANCE, SEPTEMBER 30, 2020	$507,807	$6,760,515	$7,268,322

For the Nine Months Ended September 30, 2019
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(31,344)	—	(31,344)
Net income	38,209	30,732	68,941
BALANCE, SEPTEMBER 30, 2019	$471,051	$7,067,813	$7,538,864

For the Nine Months Ended September 30, 2020
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	49,752	—	49,752
Net loss	(33,553)	(236,901)	(270,454)
BALANCE, SEPTEMBER 30, 2020	$507,807	$6,760,515	$7,268,322
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2020, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first nine months of 2020 and 2019.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the nine months ended September 30, 2020. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the quarters and nine months ended September 30, 2020 and 2019:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Oil	$96,312	$211,316	$379,445	$746,462
Gas	11,514	15,248	45,930	69,106
NGLs	1,295	1,227	8,311	13,761
Total Oil and Gas Revenue	$109,121	$227,791	$433,686	$829,329

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
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of September 30, 2020, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $18,548 and $108,693 as of September 30, 2020 and December 31, 2019, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.

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
3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2020:

Asset retirement obligation at December 31, 2019	$1,421,282
Accretion expense	40,598
Liabilities settled	(361,180)
Revisions in estimated liabilities	313,720
Asset retirement obligation at September 30, 2020	1,414,420
Less current portion	(573,039)
Asset retirement obligation, long-term	$841,381

Liabilities settled during the nine months ended September 30, 2020 primarily relate to well abandonment and platform removal activities at Ship Shoal 258/259. Estimated liabilities on this field were revised upward by $313,720 during the first nine months of 2020 as a result of weather delays and unplanned infrastructure requirements to support the abandonment activities.
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2020 and December 31, 2019, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2020 and 2019.
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

6.    FINANCIAL CONDITION OF THE OPERATOR OF THE PARTNERSHIP’S PRODUCING LEASE
On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, “Fieldwood”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (Case No. 20-33948). The Partnership’s Managing Partner has been engaged with Fieldwood and other interested parties to discuss Fieldwood’s plan of reorganization. However, as of the date of this report, the Partnership does not know if, or to what extent, Fieldwood will continue to perform its obligations with respect to the Partnership’s properties. The outcome of Fieldwood’s bankruptcy could have a material adverse effect on the Partnership’s results of operations. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore, no liability has been recorded on the Partnership’s consolidated financial statements.
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
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $120,031 ($101 per Investing Partner Unit) for the third quarter of 2020 compared to a net loss of $24,163 ($26 per Investing Partner Unit) in the third quarter of 2019. For the first nine months of 2020, the Partnership reported a net loss of $270,454 ($232 per Investing Partner Unit) compared to net income of $68,941 ($30 per Investing Partner Unit) in the first nine months of 2019.
Total revenues in the third quarter of 2020 decreased 57 percent from the third quarter of 2019, the result of lower crude oil and gas production and realized prices. Total revenues in the first nine months of 2020 decreased 50 percent compared to the first nine months of 2019 as a result of lower oil and gas production and realized prices. The decrease in realized prices was primarily the result of the reduction of market demand caused by the coronavirus disease 2019 (COVID-19) pandemic. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Gas volume – Mcf per day	71	72	(1)%	90	92	(2)%
Average gas price – per Mcf	$1.77	$2.29	(23)%	$1.85	$2.74	(32)%
Oil volume – barrels per day	29	41	(29)%	38	47	(19)%
Average oil price – per barrel	$36.31	$55.68	(35)%	$36.75	$57.84	(36)%
NGL volume – barrels per day	2	2	—%	3	3	—%
Average NGL price – per barrel	$6.52	$5.77	13%	$9.21	$15.73	(41)%
Oil and Gas Sales
The Partnership’s crude oil sales for the third quarter of 2020 totaled $96,312, down 54 percent compared to $211,316 in the third quarter of 2019. The Partnership’s average realized oil price in the third quarter of 2020 decreased $19.37 per barrel from the third quarter of 2019, reducing sales by $73,511. Crude oil volumes decreased to 29 barrels per day in the third quarter of 2020, compared to 41 barrels per day in the prior year period, primarily from weather-related shut-ins at South Timbalier 295 during the second half of the third quarter. The decrease in production reduced oil sales by $41,493.

Crude oil sales for the first nine months of 2020 totaled $379,445, down 49 percent from the same period in 2019. The Partnership’s average realized oil price for the first nine months of 2020 decreased 36 percent from the first nine months of 2019, dropping to $36.75 per barrel, reducing sales by $272,167. The Partnership’s crude oil volumes decreased to 38 barrels per day during the first nine months of 2020 compared to 47 barrels per day during the prior year period, primarily the result of weather-related shut-ins during the third quarter of 2020, natural decline, and curtailed production during the second quarter of 2020. The decrease in production reduced oil sales by $94,850.
Natural gas sales of $11,514 were recognized in the third quarter of 2020, down 24 percent from the amount realized for the equivalent 2019 period. The Partnership’s average realized natural gas price for the quarter decreased $0.52 per Mcf, or 23 percent, from the third quarter of 2019, reducing sales by $3,468. Natural gas volumes decreased 1 percent from the third quarter of 2019, reducing sales revenue by $266.
Natural gas sales for the first nine months of 2020 decreased 34 percent, dropping to $45,930 in the current period, compared to $69,106 during the first nine months of 2019. The Partnership’s average realized gas prices decreased from $2.74 per Mcf in the first nine months of 2019 to $1.85 per Mcf in 2020, reducing sales by $22,458. A 2 Mcf per day, or 2 percent, decrease in natural gas volumes during the first nine months of 2020 compared to the same period in 2019 reduced sales by $718.
The Partnership sold 2 barrels of NGL per day in the third quarter of 2020, unchanged from the 2 barrels per day during the third quarter of 2019. NGL revenues increased as the result of 13 percent higher average realized NGL prices during the third quarter of 2020 compared to the same prior year period. The Partnership sold 3 barrels per day of NGL in the first nine months of 2020, unchanged from the 3 barrels per day in the first nine months of 2019. NGL revenues decreased as the result of 41 percent lower average realized NGL prices during the first nine months of 2020 compared to the same prior year period.
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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, were approximately 37 percent and 31 percent for the third quarter and first nine months of 2020, respectively, compared to approximately 26 percent and 25 percent for the third quarter and first nine months of 2019, respectively. The higher depletion percentage was primarily the result of declining sales revenue from lower realized commodity prices.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first nine months of 2020 and 2019. Given the recent crude oil price volatility on lower demand and economic activity resulting from the COVID-19 pandemic, if commodity prices experience further decline, the Partnership may recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods. Any such non-cash write-downs would be reflected as additional DD&A expense on the statement of consolidated operations.
Lease operating expenses (LOE) for the third quarter of 2020 totaled $92,387, down 20 percent from the third quarter of 2019 total of $115,023. LOE for the first nine months of 2020 totaled $299,310, down 8 percent from the same prior year period. Gathering and transportation costs for the delivery of oil and gas totaled $2,813 in the third quarter of 2020, a decrease of 28 percent from the third quarter of 2019. Gathering and transportation costs for the first nine months of 2020 were down approximately 9 percent compared to the same period in 2019. Administrative expenses for the third quarter and first nine months of 2020 were slightly lower compared to the same periods in 2019.

Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2020, the Partnership had $438,142 of net cash outflow from operating activities, compared to $148,087 of net cash inflow in the first nine months of 2019. The decrease in operating cash flows was primarily the result of plugging and abandonment spending at Ship Shoal 258/259 and lower revenues from decreased commodity prices.
At September 30, 2020, the Partnership had approximately $4.6 million in cash and cash equivalents, down from $5.0 million at December 31, 2019, primarily the result of plugging and abandonment activity during the period. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in the first nine months of 2020 and 2019.

Capital Commitments and Contingencies
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2020. The Partnership did not have any contractual obligations as of September 30, 2020, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included in the Partnership’s latest Annual Report on Form 10-K.
During the first nine months of 2020, the Partnership spent $437,590 to plug and abandon wells and remove platforms, primarily at Ship Shoal 258/259. The spending incurred during the period was higher than previously estimated by the operator because of weather delays and unplanned infrastructure requirements for abandonment activity. The Partnership anticipates $573,039 of costs will be spent during the next twelve months to decommission the remaining platforms at Ship Shoal 258/259 and North Padre Island 969/976. Based on information available to the Partnership, it anticipates minimal capital expenditures during the remainder of 2020 for recompletions and other capital projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, recompletion results, weather disruptions, rates charged by contractors or changes by the operator to their development or abandonment plans.
On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, “Fieldwood”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (Case No. 20-33948). The Partnership’s Managing Partner has been engaged with Fieldwood and other interested parties to discuss Fieldwood’s plan of reorganization. However, as of the date of this report, the Partnership does not know if, or to what extent, Fieldwood will continue to perform its obligations with respect to the Partnership’s properties. The outcome of Fieldwood’s bankruptcy could have a material adverse effect on the Partnership’s results of operations. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore, no liability has been recorded on the Partnership’s consolidated financial statements.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	11/5/2020	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	11/5/2020	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner