Form 10-K
period 2020-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2021-02-26
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
No market value for common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter has been computed due to the fact there is no public market for the registrant’s common equity.
On December 31, 2020, there were 1,021.5 partnership units of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Apache Corporation’s proxy statement relating to its 2021 annual meeting of stockholders (the Apache Proxy Statement) have been incorporated by reference into Part III hereof. On January 4, 2021, Apache Corporation (Apache) announced that its Board of Directors has authorized Apache to effect a holding company reorganization, in connection with which, Apache will create a new holding company, APA Corporation (APA). Upon consummation of the holding company reorganization, Apache will be a wholly-owned subsidiary of APA, and APA will be the successor issuer to Apache pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, and will replace Apache as the public company trading on the Nasdaq stock market. If the holding company reorganization is completed prior to the date that the Apache Proxy Statement is filed with the SEC, then the Apache Proxy Statement will be filed by APA, as successor issuer to Apache.

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
i

FORWARD-LOOKING STATEMENTS AND RISK
This Annual Report on Form 10-K (this Form 10-K) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2020, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’ assumptions about:
•the scope, duration, reoccurrence of any epidemics or pandemics (including specifically the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;
•the supply and demand for oil, natural gas, NGLs, and other products or services;
•pipeline and gathering system capacity and availability;
•production and reserve levels;
•drilling risks;
•economic and competitive conditions;
•the availability of capital resources;
•capital expenditure and other contractual obligations;
•weather conditions;
•inflation rates;
•the availability of goods and services;
•legislative, regulatory, or policy changes, including environmental regulations and initiatives addressing the impact of global climate change;
•terrorism or cyberattacks;
•the capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and
•other factors disclosed under Item 2—“Properties—Estimated Proved Reserves and Future Net Cash Flows,” Item 7 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K and other filings that the Partnership makes with the Securities and Exchange Commission.
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
The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2020, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
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
Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2020, 48 of those prospects have been surrendered or sold. As of December 31, 2020, the Partnership had 15 productive wells on its remaining developed field, South Timbalier 295, offshore Louisiana, with a 7.08 percent working interest.
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

2020 Results
The Partnership reported a net loss for 2020 of approximately $333 thousand, or approximately $291 per Investing Partner Unit. This represents approximately $324 thousand of additional net loss compared to the $9 thousand net loss reported in 2019. The increase in net loss compared to the prior year was primarily the result of lower crude oil and natural gas production and realized prices. The decrease in realized prices was driven by market demand impacts associated with the COVID-19 pandemic and related governmental actions. The Partnership’s average realized crude oil prices decreased 35 percent from a year ago to $37.26 per barrel, while average gas prices decreased 8 percent from 2019 to $2.50 per Mcf. Oil production averaged 39 barrels of oil per day in 2020, down 19 percent from 2019. Natural gas production averaged 78 Mcf per day in 2020, down 17 percent from 2019. The Partnership’s reduction in 2020 production was primarily the result of natural decline and increased weather-related shut-ins.
During 2020, the Partnership had minimal cash outlays for capital expenditures. The Partnership did not participate in any new drilling projects during the year. The Partnership anticipates that 2021 capital expenditures will remain at reduced levels for recompletions at South Timbalier 295.
Approximately $492 thousand of cash outlays were spent during 2020 on abandonment and decommissioning activities, primarily at Ship Shoal 258/259. The spending incurred during 2020 was higher than previously estimated by the operator because of weather delays and unplanned infrastructure requirements for abandonment activity. The Partnership anticipates an additional $526 thousand of short-term abandonment and decommissioning activity, primarily at North Padre Island 258/259, in 2021. Such estimates may change based on realized oil and gas prices, rates charged by contractors, or changes by the operator to its development or abandonment plans.
The Partnership had estimated proved oil and gas reserves of 475,867 barrels of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas, at December 31, 2020.
For a more in-depth discussion of the Partnership’s 2020 results and its capital resources and liquidity, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Marketing
Apache, as Managing Partner of the Partnership, markets the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of revenue. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market-reflective differentials.
The third-party operator markets all other production of the Partnership. Through the operator, the Partnership’s natural gas is sold primarily to Local Distribution Companies (LDCs), utilities, end-users, and integrated major oil companies. Most of the Partnership’s natural gas is sold on a monthly basis at either monthly or daily market prices. The Partnership believes that the sales prices it receives for oil and natural gas sales are market prices.
For a more in-depth discussion of the Partnership’s significant customers, see Note 5—Major Customer and Related Parties Information in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K. Because the Partnership’s oil and gas products are commodities and the prices and terms of its sales reflect those of the market, the Partnership does not believe that the loss of any customer would have a material adverse effect on the Partnership’s business or results of operations.
Environmental Compliance
As an owner or lessee and operator of oil and gas properties and facilities, the Partnership is subject to numerous federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry, as a whole, the Partnership does not believe that these requirements affect it differently, to any material degree, than other companies in its industry.

The Partnership has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. The Managing Partner has established policies for continuing compliance with environmental laws and regulations, including regulations applicable to the Partnership’s operations. The costs incurred under these policies and procedures are inextricably connected to normal operating expenses such that the Partnership is unable to separate expenses related to environmental matters; however, the Partnership does not believe expenses related to training and compliance with regulations and laws that have been adopted or enacted to regulate the discharge of materials into the environment will have a material impact on its capital expenditures or earnings.

ITEM 1A.    RISK FACTORS
As a “smaller reporting company,” the Partnership is not required to provide the information required by this Item.
The above statement notwithstanding, unitholders and prospective investors should be aware that certain risks exist with respect to the Partnership and its business, including those risk factors contained in its previously filed Annual Report on Form 10-K for the year ended December 31, 2018. These risks include, among others: limited assets, lack of significant revenues, industry risks, dependence on third-party operators, and the need for additional capital. The Partnership’s management is aware of these risks and has established controls and procedures necessary to ensure adequate risk assessment and execution to reduce loss exposure.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2020, the Partnership did not have any unresolved comments from the staff of the SEC.

ITEM 2.    PROPERTIES
Acreage
Acreage is held by the Partnership pursuant to the terms of federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership does not anticipate any difficulty in retaining its remaining leases. A summary of the Partnership’s gross and net acreage as of December 31, 2020, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
South Timbalier 276, 295, 296	LA	15,000	1,063
At December 31, 2020, the Partnership did not have an interest in any undeveloped acreage.
The Partnership’s developed acreage on its Ship Shoal 258/259 lease block expired during early 2018. The third-party operator determined that it was uneconomical to bring production back online after continued pipeline interruptions and production downtime. Upon lease expiration, approximately 10,141 gross acres and 638 net acres were relinquished and abandonment activities have commenced.
Productive Oil and Gas Wells
The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2020, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
South Timbalier 276, 295, 296	LA	1	0.07	14	0.99
Net Wells Drilled
The Partnership did not drill any new oil and gas wells during each of the last three fiscal years.

Production, Pricing and Lease Operating Cost Data
The following table provides, for each of the last three fiscal years, oil, NGLs, and gas production for the Partnership, average lease operating costs per Mcfe (including gathering and transportation costs) and average sales prices.

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2020
South Timbalier 295	14	1	28	$3.03	$37.26	$12.59	$2.50
Other fields	—	—	—	NM	—	—	—
Total	14	1	28	$3.31	$37.26	$12.59	$2.50
2019
South Timbalier 295	17	1	34	$2.82	$57.10	$15.48	$2.73
Other fields	—	—	—	NM	—	—	—
Total	17	1	34	$3.78	$57.10	$15.48	$2.73
2018
South Timbalier 295	19	1	37	$2.56	$65.36	$28.63	$3.27
Other fields	—	—	—	NM	—	—	—
Total	19	1	37	$3.17	$65.36	$28.63	$3.27
NM — Not Meaningful
Estimated Proved Reserves and Future Net Cash Flows
Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and NGLs that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Reserve estimates are considered proved if they are economically producible and are supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.
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
As of December 31, 2020, the Partnership had total estimated proved reserves of 349,994 barrels of crude oil and condensate, 26,373 barrels of NGLs and 597 MMcf of natural gas. Combined, these total estimated proved reserves are equivalent to 475,867 barrels of oil. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing. At December 31, 2020, the Partnership did not have any interest in any undeveloped acreage.

The following table shows proved oil, NGLs, and gas reserves as of December 31, 2020, based on commodity average prices in effect on the first day of each month in 2020, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)
Proved developed	350	26	597
Proved undeveloped	—	—	—
Total proved	350	26	597
The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2020, 2019, and 2018, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8— “Financial Statements and Supplementary Data” of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.
The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
The Partnership’s estimate of proved oil and gas reserves is prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, which presents the Partnership’s ownership interest at December 31, 2020, is filed as an exhibit to this Form 10-K.
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

ITEM 3.    LEGAL PROCEEDINGS
The information set forth in Note 7—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8— “Financial Statements and Supplementary Data” of this Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2020, there were 1,021.5 Units outstanding held by 927 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2020, 2019, or 2018.
As further discussed in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Apache, as the Managing Partner of the Investment Partnership, gave notice on March 22, 2019, of its intention to withdraw as Managing Partner of the Investment Partnership. The notice described the withdrawal process and certain notice periods required by that process. No party assumed the role of Managing Partner within the 120-day notice period specified by the notice of intention to withdraw. Consequently, Apache will oversee the process of winding up and liquidating the business and affairs of the Investment Partnership. Apache has not made a decision as to when it will complete the process to withdraw as Managing Partner.
ITEM 6.    SELECTED FINANCIAL DATA
Omitted.
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
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K are incorporated by reference to Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.
The Partnership derives its revenue from the production and sale of crude oil, natural gas and NGLs. With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Oil and gas prices in recent years have been volatile, and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate significantly. During 2020, the coronavirus disease 2019 (COVID-19) pandemic further exacerbated realized price volatility, resulting from lower consumer demand and changes in economic activity. As a result, the Partnership’s average realized oil prices decreased 35 percent from 2019, while natural gas prices decreased 8 percent from the prior year period. Given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production is also subject to higher volatility than those companies with a larger or more diversified property portfolio. Extended downtime of the Partnership’s producing properties could materially impact any anticipated revenues, earnings, and cash flow.
The Partnership participates in workover and recompletion activities as recommended by the operator of the properties in which the Partnership owns an interest. During 2020, the Partnership had minimal cash outlays for oil and gas property additions and did not participate in any new drilling projects. The Partnership’s primary cash outlay for 2020 was related to decommissioning and abandonment activities at Ship Shoal 258/259. The abandonment activity at North Padre Island 969/976 continued in 2020, but a majority of platform removal and decommissioning activity was deferred to 2021.

Because of continued declines in production levels, lower commodity prices in recent years, and the need to reserve cash for future asset retirement obligations, the Partnership did not make any distributions to the Investing Partners during 2020. The Partnership will continue to review available cash balances, scheduled plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, and the anticipated level of recompletion and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2021.
Results of Operations
This section includes a discussion of the Partnership’s results of operations, and items contributing to changes in revenues and expenses during 2020 and 2019.
Net Income and Revenue
The Partnership reported a net loss of approximately $333 thousand for 2020. This represents an increased loss of approximately $324 thousand from the $9 thousand of net loss reported for 2019. On a per Investing Partner Unit basis, the Partnership reported a net loss of $291 per Unit in 2020 compared to a net loss of $39 per Unit in 2019. Total revenues in 2020 of approximately $643 thousand decreased approximately $564 thousand, or 47 percent, from 2019. Comparative changes in net loss and revenues were driven by lower realized commodity prices and production. The decrease in realized prices was primarily the result of lower market demand caused by the COVID-19 pandemic and related governmental actions. The decrease in production was associated with natural depletion on producing wells and increased weather-related shut-ins.
Declines in oil and gas production can generally be expected in future years as a result of normal depletion. Given the small number of producing wells owned by the Partnership and that production from offshore wells tends to decline at a faster rate than production from onshore wells, the Partnership’s future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. It is not anticipated that the Partnership will acquire any additional exploratory leases or that significant drilling will take place on leases in which the Partnership currently holds interests.
The Partnership’s oil, gas, and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Gas volume – Mcf per day	78	(17)%	94	(7)%	101
Average gas price – per Mcf	$2.50	(8)%	$2.73	(17)%	$3.27
Oil volume – barrels per day	39	(19)%	48	(9)%	53
Average oil price – per barrel	$37.26	(35)%	$57.10	(13)%	$65.36
NGL volume – barrels per day	3	—%	3	(25)%	4
Average NGL price – per barrel	$12.59	(19)%	$15.48	(46)%	$28.63
Oil and Gas Sales
The Partnership’s crude oil sales in 2020 totaled approximately $532 thousand, down 46 percent from 2019 on lower realized prices and declining production. Oil production was down approximately 19 percent from the prior year, primarily the result of natural depletion and weather-related shut-ins at South Timbalier during the third quarter of 2020. The Partnership’s average realized oil price in 2020 was 35 percent lower than in 2019, decreasing to $37.26 per barrel in 2020.
Natural gas sales in 2020 decreased 25 percent from a year ago, totaling approximately $71 thousand on depleting production and lower realized natural gas prices.
The Partnership sold an average of 3 barrels per day of NGLs in 2020, unchanged from 3 barrels per day in 2019. Total NGL sales also remained flat from the prior year, totaling approximately $16 thousand.
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, increased to approximately 32 percent in 2020 from approximately 24 percent in 2019. The dollar amount of recurring DD&A expense for 2020 decreased 24 percent from the comparable period a year ago as a result of decreased crude oil and natural gas production, which lowered the rate of depletion. For 2020 and 2019, the Partnership recognized asset retirement obligation (ARO) accretion expense of approximately $53 thousand and $78 thousand, respectively. Abandonment activities continued

during 2020, primarily at Ship Shoal 258/259 where associated activity has been mostly completed, reducing the Partnership’s remaining abandonment liability.
Lease operating expenses (LOE) for 2020 decreased 26 percent from the same period a year ago to approximately $392 thousand in 2020. The decrease reflects lower activity during 2020, lower repair and maintenance work incurred for platform repairs, and generally lower operating and labor costs. Gathering and transportation costs for the delivery of oil and gas totaled approximately $11 thousand in 2020, a decrease of 32 percent from the same period a year ago as a result of lower production. Administrative expenses for 2020 decreased 2 percent compared to 2019.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not recognize any write-downs for the carrying value of its oil and gas properties during 2020 or 2019. Write-downs, if any, are reflected as additional DD&A expense. If commodity prices experience sustained declines over a 12 month period, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities; however, cash from operating activities resulted in cash outflows of approximately $573 thousand and $61 thousand for 2020 and 2019, respectively. The decrease in cash flows from operating activities reflected the impact of lower net income in 2020 due to declining production and lower realized commodity prices. Cash outflows were also significantly impacted by increased plugging and abandonment spending of $492 thousand and $398 thousand during 2020 and 2019, respectively.
At December 31, 2020, the Partnership had approximately $4.5 million in cash and cash equivalents, down 10 percent from the end of 2019, primarily the result of plugging and abandonment spending during the year. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for anticipated repairs on aging platforms and pipelines and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical well performance, work overs, and recompletions. Declines in oil and gas production can be expected in future years as a result of normal depletion and the non-participation in acquisition or exploration activities by the Partnership.
Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the COVID-19 pandemic are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2021 and 2022, although a prolonged period of lower oil and gas prices and consumer demand resulting from the continuing impacts of the COVID-19 pandemic would continue to depress revenues and could require the Partnership to further reduce its cash and cash equivalents.

Approximately 86 percent of the Partnership’s total proved reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2020 or 2019.
Capital Commitments and Contingencies
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and dismantlement and abandonment costs. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2020. The Partnership did not have any contractual obligations as of December 31, 2020, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Note 8—Asset Retirement Obligations in Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
During each of the last three years, the Partnership had modest cash outlays for oil and gas property additions as it did not participate in any new drilling projects. The Partnership paid cash settlements for ARO liabilities totaling approximately $492 thousand in 2020 and approximately $398 thousand in 2019.
Based on preliminary information available to the Partnership, it anticipates minimal 2021 capital expenditure levels for recompletions and other capital projects at South Timbalier 295. Additionally, $526 thousand is estimated to be spent in 2021 to decommission platforms at North Padre Island 969/976 and Ship Shoal 258/259. Such estimates may change based on realized oil and gas prices, recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Because of continued declines in production levels and pipeline interruptions, lower commodity prices in recent years, and the need to reserve cash for future asset retirement obligations, the Partnership did not make any distributions to the Investing Partners during 2020 or 2019.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of lower commodity prices in recent years, and the level of recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2021.

On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, “Fieldwood”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (Case No. 20-33948). Fieldwood has submitted a plan of reorganization, and the Partnership’s Managing Partner has been engaged in discussions with Fieldwood and other interested parties regarding such plan. However, as of the date of this report, the Partnership does not know if, or to what extent, Fieldwood will continue to perform its obligations with respect to the Partnership’s properties. The outcome of Fieldwood’s bankruptcy could have a material adverse effect on the Partnership’s result of operations. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore, no liability has been recorded on the Partnership’s consolidated financial statements.
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
Prior to terminating the right of presentment, the Investment Partnership had not made a repurchase under the right of presentment since 2008.
Off-Balance Sheet Arrangements
The Partnership does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or for any other purpose. Any future transactions involving off-balance sheet arrangements will be fully scrutinized by the Managing Partner and disclosed by the Partnership.
Insurance
The Managing Partner maintains insurance coverage that includes coverage for physical damage to the Partnership’s oil and gas properties, third-party liability, workers’ compensation and employers’ liability, general liability, sudden pollution and other coverage. The insurance coverage includes deductibles, which must be met prior to recovery. Additionally, the Managing Partner’s insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect the Partnership against liability from all potential consequences and damages.
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

Critical Accounting Policies and Estimates
The Partnership prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes. Management identifies certain accounting policies as critical based on, among other things, their impact on the Partnership’s financial condition, results of operations or liquidity and the degree of difficulty, subjectivity, and complexity in their development. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The following is a discussion of the Partnership’s most critical accounting policies:
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
Despite the inherent imprecision in these engineering estimates, the Partnership’s reserves have a significant impact on its financial statements. For example, the quantity of reserves could significantly impact the Partnership’s DD&A expense. The Partnership’s oil and gas properties are also subject to a “ceiling” limitation based in part on the quantity of its proved reserves. These reserves are also the basis for the Partnership’s supplemental oil and gas disclosures.
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
Management of the Partnership is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (Exchange Act). The Partnership’s and Managing Partner’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by the Managing Partner’s board of directors, applicable to all the Managing Partner’s directors, officers and employees.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2020.

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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (the Partnership) as of December 31, 2020 and 2019, the related statements of consolidated operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depreciation, depletion and amortization of oil and gas properties
Description of the Matter	At December 31, 2020, the carrying value of the Partnership’s oil and gas properties was $4,068,153 and depreciation, depletion and amortization (DD&A) expense was $200,045 for the year then ended. As described in Note 2, the Partnership follows the full-cost method of accounting for its investment in oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the future gross revenue method based on proved oil and gas reserves, as estimated by independent petroleum engineers.

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate, and natural gas liquids, that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing conditions, operating conditions, and government regulations. Significant judgment is required by the independent petroleum engineers in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates, among others. Because of the complexity involved in estimating proved oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates as of December 31, 2020.

Auditing the Partnership’s DD&A calculation is complex because of the use of the work of the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the independent petroleum engineers used to prepare the proved oil and gas reserve estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A calculation, including comparing the proved oil and gas reserve amounts used in the calculation to the Partnership’s reserve report.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002.

Houston, Texas
February 25, 2021

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2020	2019	2018
REVENUES:
Oil and gas sales	$619,161	$1,100,334	$1,416,934
Interest income	24,034	106,787	81,368
	643,195	1,207,121	1,498,302
EXPENSES:
Depreciation, depletion and amortization
Recurring	200,045	264,031	297,328
Asset retirement obligation accretion	52,943	77,805	96,832
Lease operating expenses	391,751	530,206	492,713
Gathering and transportation costs	10,736	15,823	17,493
Administrative	320,704	328,536	323,200
	976,179	1,216,401	1,227,566
NET INCOME (LOSS)	$(332,984)	$(9,280)	$270,736
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(35,828)	$30,385	$96,704
Investing Partners	(297,156)	(39,665)	174,032
	$(332,984)	$(9,280)	$270,736
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(291)	$(39)	$170
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(332,984)	$(9,280)	$270,736
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	200,045	264,031	297,328
Asset retirement obligation accretion	52,943	77,805	96,832
Changes in operating assets and liabilities:
Accrued revenues receivable	13,103	11,423	(27,235)
Receivable from/Payable to Apache Corporation	(12,419)	6,517	(2,329)
Accrued operating expenses	(1,152)	(14,414)	(9,441)
Asset retirement expenditures	(492,120)	(397,542)	(429,502)
Net cash provided by (used in) operating activities	(572,584)	(61,460)	196,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(9)	(18,481)	(158,444)
Net cash used in investing activities	(9)	(18,481)	(158,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	67,627	—	—
Distributions to Managing Partner	—	(2,963)	(52,094)
Net cash provided by (used in) financing activities	67,627	(2,963)	(52,094)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(504,966)	(82,904)	(14,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,020,432	5,103,336	5,117,485
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,515,466	$5,020,432	$5,103,336
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,515,466	$5,020,432
Accrued revenues receivable	95,590	108,693
Receivable from Apache Corporation	4,830	—
	4,615,886	5,129,125
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,727,413	195,401,395
Less – Accumulated depreciation, depletion and amortization	(191,659,260)	(191,459,215)
	4,068,153	3,942,180
	$8,684,039	$9,071,305
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$—	$7,589
Current asset retirement obligation	526,440	614,493
Accrued operating expenses	75,848	77,000
Other accrued costs	—	76,410
	602,288	775,492
ASSET RETIREMENT OBLIGATION	858,084	806,789
PARTNERS’ CAPITAL:
Managing Partner	523,407	491,608
Investing Partners (1,021.5 units outstanding)	6,700,260	6,997,416
	7,223,667	7,489,024
	$8,684,039	$9,071,305
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2017	$419,576	$6,863,049	$7,282,625
Distributions	(52,094)	—	(52,094)
Net income	96,704	174,032	270,736
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(2,963)	—	(2,963)
Net income (loss)	30,385	(39,665)	(9,280)
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	67,627	—	67,627
Net loss	(35,828)	(297,156)	(332,984)
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
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
Apache is the managing partner of the Investment Partnership and the general partner of the Operating Partnership, and held approximately five percent of the 1,021.5 Units outstanding at December 31, 2020. As used hereafter, the term “Partnership” refers to the Investment Partnership or the Operating Partnership, as the case may be.
Except for an additional interest acquired in Matagorda Island Block 681 and 682 in 1992, the Partnership acquired its oil and gas interests through the purchase of an 85 percent interest in offshore properties acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. As of December 31, 2020, the Partnership has only one active venture prospect at South Timbalier 295, located offshore Louisiana, with a 7.08 percent working interest.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Right of Presentment
In February 1994, an amendment to the Partnership Agreement created a right of presentment under which all Investing Partners had a limited and voluntary right to offer their Units to the Partnership twice each year to be purchased for cash.
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
Prior to terminating the right of presentment, the Investment Partnership had not made a repurchase under the right of presentment since 2008.
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
Cash Equivalents
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2020 and 2019, the Partnership had $4.5 million and $5.0 million, respectively, of cash and cash equivalents.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not record any write-downs of capitalized costs during 2020, 2019, or 2018. See Note 10—Supplemental Oil and Gas Disclosures (Unaudited) for a discussion on the calculation of estimated future net cash flows.
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

Apache, as Managing Partner of the Partnership, markets the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of revenue. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market reflective differentials. The Partnership markets all other production under the joint operating agreements with the operator of its properties. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. These contracts provide for sales that are priced at prevailing market prices.

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2020, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $95,590 and $108,693 as of December 31, 2020 and 2019, respectively.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Oil	$532,261	$990,659	$1,253,490
Gas	$70,999	94,057	120,763
NGLs	$15,901	15,618	42,681
Total Oil and Gas Revenue	$619,161	$1,100,334	$1,416,934

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
Net Income (Loss) Per Investing Unit
The net income (loss) per Investing Partner Unit is calculated by dividing the aggregate Investing Partners’ net income (loss) for the period by the number of weighted average Investing Partner Units outstanding for that period.
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
New Pronouncements Issued But Not Yet Adopted
In October 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-10, “Codification Improvements,” which clarifies or improves disclosure requirements for various topics to align with the SEC’s regulations. This update is effective for the Partnership beginning in the first quarter of 2021 and will be applied retrospectively. The Partnership is evaluating the effect of the adoption of the ASU and does not believe it will have a material impact on its financial statements.
3. COMPENSATION TO AFFILIATES
Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing Partners for the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$257	$263	$259
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

	2020	2019	2018
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$195,401	$195,327	$195,005
Costs incurred during the year:
Development –
Investing Partners	293	67	291
Managing Partner	33	7	31
Balance, end of year	$195,727	$195,401	$195,327

Development costs for 2020, 2019, and 2018 included upward revisions of approximately $326 thousand, $56 thousand, and $305 thousand, respectively, for estimated abandonment costs primarily related to revised cost estimates on the Ship Shoal 258/259 properties. Approximately $18 thousand and $17 thousand of capital costs were incurred in 2019 and 2018, respectively, for participation in pipeline and recompletion projects at South Timbalier 295.

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2017	$21,104	$169,794	$190,898
Provision	16	281	297
Balance, December 31, 2018	$21,120	$170,075	$191,195
Provision	14	250	264
Balance, December 31, 2019	$21,134	$170,325	$191,459
Provision	11	189	200
Balance, December 31, 2020	$21,145	$170,514	$191,659
The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2020, 2019, and 2018 was 32 percent, 24 percent and 21 percent, respectively.

5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
Revenues received from major third-party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third-party customers individually accounted for ten percent or more of oil and gas sales.
Remittances from Fieldwood Energy LLC accounted for 14 percent, 10 percent and 12 percent of the Partnership’s oil and gas sales for the years 2020, 2019 and 2018, respectively. Approximately 86 percent, 90 percent and 88 percent of the Partnership’s oil and gas sales in 2020, 2019 and 2018, respectively, were to Chevron Products Company.
The Partnership’s revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of December 31, 2020 and December 31, 2019, the carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable were determined to approximate fair value because of the short-term nature or maturity of these instruments.

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
On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, Fieldwood) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (Case No. 20-33948). Fieldwood has submitted a plan of reorganization, and the Partnership’s Managing Partner has been engaged in discussions with Fieldwood and other interested parties regarding such plan. However, as of the date of this report, the Partnership does not know if, or to what extent, Fieldwood will continue to perform its obligations with respect to the Partnership’s properties. The outcome of Fieldwood’s bankruptcy could have a material adverse effect on the Partnership’s result of operations. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore, no liability has been recorded on the Partnership’s consolidated financial statements.
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
8. ASSET RETIREMENT OBLIGATION
The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2020 and 2019:

	2020	2019
Asset retirement obligation at beginning of year	$1,421,282	$1,635,812
Accretion expense	52,943	77,805
Liabilities settled	(415,710)	(347,952)
Revisions in estimated liabilities	326,009	55,617
Asset retirement obligation at end of year	$1,384,524	$1,421,282
Less current portion	(526,440)	(614,493)
Asset retirement obligation, long-term	$858,084	$806,789

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Decommissioning and abandonment activities began at Ship Shoal 258/259 upon cessation of the lease in 2018 and are close to completion. The lease was relinquished earlier than previously estimated given unplanned third-party pipeline issues and the decision that returning the lease to production was uneconomic. The operator also experienced challenges related to the plugging of wells and weather-related delays which resulted in revising the field’s estimated abandonment obligation based on projected costs. Both factors contributed to the upward cost revisions to ARO liability estimates the past two years.
9. TAX-BASIS FINANCIAL INFORMATION
A reconciliation of ordinary income for federal income tax reporting purposes to net income under accounting principles generally accepted in the United States is as follows:

	2020	2019	2018
Net partnership ordinary income (loss) for federal income tax reporting purposes	$(549,623)	$(80,046)	$(196,919)
Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	9	113	16,859
Dismantlement and abandonment cost	415,710	347,952	555,501
Tax depreciation	53,908	64,537	289,455
	469,627	412,602	861,815
Less: full cost DD&A expense	(200,045)	(264,031)	(297,328)
Less: asset retirement obligation accretion	(52,943)	(77,805)	(96,832)
Net income (loss)	$(332,984)	(9,280)	270,736
The Partnership’s tax basis in net oil and gas properties at December 31, 2020, and 2019 was $2,685,573 and $2,505,692, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at December 31, 2020, and 2019.
A reconciliation of liabilities for federal income tax reporting purposes to liabilities under accounting principles generally accepted in the United States is as follows:

	December 31,
	2020	2019
Liabilities for federal income tax purposes	$75,848	$160,999
Asset retirement liability	1,384,524	1,421,282
Liabilities under accounting principles generally accepted in the United States	$1,460,372	$1,582,281
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
(Oil and NGL in Mbbls and gas in MMcf)

	2020			2019			2018
	Oil	NGL	Gas	Oil	NGL	Gas	Oil	NGL	Gas
Proved Reserves
Beginning of year	361	27	626	363	29	670	376	54	1,016
Extensions, discoveries and other additions	—	—	—	—	—	—	—	—	—
Revisions of previous estimates	3	—	(1)	15	(1)	(10)	6	(24)	(309)
Production	(14)	(1)	(28)	(17)	(1)	(34)	(19)	(1)	(37)
End of year	350	26	597	361	27	626	363	29	670
Proved Developed
Beginning of year	361	27	626	363	29	670	376	54	1,016
End of year	350	26	597	361	27	626	363	29	670
Oil includes crude oil and condensate.
All the Partnership’s reserves as of December 31, 2020 are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana. Approximately 86 percent of the Partnership’s current proved developed reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are now not producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.
Future Net Cash Flows
Future cash inflows as of December 31, 2020, 2019, and 2018 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2020	2019	2018
	(In thousands)
Future cash inflows	$15,329	$24,158	$28,707
Future production costs	(5,116)	(5,540)	(5,937)
Future development costs(1)	(3,204)	(3,483)	(3,831)
Net cash flows	7,009	15,135	18,939
10 percent annual discount rate	(2,267)	(4,735)	(7,316)
Discounted future net cash flows	$4,742	$10,400	$11,623
(1) This amount includes estimated abandonment costs.
The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Sales, net of production costs	$(217)	$(554)	$(907)
Net change in prices and production costs	(5,668)	(2,476)	4,996
Revisions of quantities	43	273	(1,820)
Accretion of discount	1,040	1,162	823
Changes in future development costs(1)	(122)	(39)	(257)
Previously estimated development costs incurred during the period	492	416	584
Changes in production rates and other	(1,226)	(5)	(28)
	$(5,658)	$(1,223)	$3,391
(1) This amount includes estimated abandonment costs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2020, 2019 and 2018, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Partnership is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, included on page 13 of this report. This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2020, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All management functions are performed by Apache, the Managing Partner of the Partnership. The Partnership itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions “Nominees for Election as Directors,” “Information About Our Executive Officers,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the 2021 annual meeting of stockholders of Apache (the Apache Proxy Statement) is incorporated herein by reference. On January 4, 2021, Apache announced that its Board of Directors has authorized Apache to effect a holding company reorganization, in connection with which, Apache will create a new holding company, APA Corporation (APA). Upon consummation of the holding company reorganization, Apache will be a wholly-owned subsidiary of APA, and APA will be the successor issuer to Apache pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, and will replace Apache as the public company trading on the Nasdaq stock market. If the holding company reorganization is completed prior to the date that the Apache Proxy Statement is filed with the SEC, then the Apache Proxy Statement will be filed by APA, as successor issuer to Apache.
Code of Business Conduct
Pursuant to Rule 303A.10 of the NYSE and Rule 5610 of the NASDAQ, Apache was required to adopt a code of business conduct and ethics for its directors, officers, and employees. In February 2004, Apache’s Board of Directors adopted a Code of Business Conduct and Ethics (Code of Conduct), and revised it in September 2020. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access Apache’s Code of Conduct on the “Governance” page of Apache’s website at www.apachecorp.com. Changes in and any waivers to the Code of Conduct for Apache’s directors, chief executive officer and certain senior financial officers will be posted on Apache’s website within four business days and maintained for at least twelve months.

ITEM 11.    EXECUTIVE COMPENSATION
See Note 3—Compensation to Affiliates in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K, for information regarding compensation to Apache as Managing Partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change-in-Control,” and “Director Compensation Table” in the Apache Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2020. Apache owns a one-percent General Partner interest (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units, except for Apache, as stated above. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (See Note 1—Organization in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
See Note 3—Compensation to Affiliates in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K, for information regarding compensation to Apache as Managing Partner. See Note 5—Major Customers and Related Parties Information in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K, for amounts paid to subsidiaries of Apache, and for other related party information. The Partnership itself has no directors. Information concerning the directors of Apache set forth under the caption “Director Independence” in the Apache Proxy Statement is incorporated herein by reference.

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

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	(1)	Financial Statements – See accompanying index to financial statements set forth in Part II, Item 8 of this Form 10-K.
	(2)	Financial Statement Schedules – See accompanying index to financial statements set forth in Part II, Item 8 of this Form 10-K.
	(3)	Exhibits
	P3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).
	P3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 0-13546).
	P3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the Commission on April 30, 1985, Commission File No. 0-13546).
	4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, Commission File No. 0-13546).
	P10.1	Form of Assignment and Assumption Agreement between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.2 to Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Commission File No. 0-13546).
	P10.2	Joint Venture Agreement, dated as of November 23, 1992, between Apache Corporation and Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit 10.6 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).
	P10.3	Matagorda Island 681 Field Purchase and Sale Agreement with Option to Exchange, dated November 24, 1992, between Apache Corporation, Shell Offshore, Inc. and SOI Royalties, Inc. (incorporated by reference to Exhibit 10.7 to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-13546).
	*23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants.
	*24.1	Power of Attorney (included as part of the signature pages to this report).
	*31.1	Certification of Principal Executive Officer.
	*31.2	Certification of Principal Financial Officer.
	*32.1	Certification of Principal Executive Officer and Principal Financial Officer.
	*99.1	Report of Ryder Scott Company, L.P., Petroleum Consultants.
	*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
	*101.SCH	Inline XBRL Taxonomy Schema Document.
	*101.CAL	Inline XBRL Calculation Linkbase Document.
	*101.DEF	Inline XBRL Definition Linkbase Document.
	*101.LAB	Inline XBRL Label Linkbase Document.
	*101.PRE	Inline XBRL Presentation Linkbase Document.
	*104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*	Filed herewith.
P	Filed previously in paper format.
b.	See a (3) above.
c.	See a (2) above.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: February 25, 2021	/s/ John J. Christmann IV
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

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer and President (principal executive officer)	February 25, 2021

/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2021

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 25, 2021

/s/ Annell R. Bay Annell R. Bay	Director	February 25, 2021

/s/ Juliet S. Ellis Juliet S. Ellis	Director	February 25, 2021

/s/ Chansoo Joung Chansoo Joung	Director	February 25, 2021

/s/ Rene R. Joyce Rene R. Joyce	Director	February 25, 2021

/s/ John E. Lowe John E. Lowe	Director, Non-Executive Chairman of the Board	February 25, 2021

/s/ H. Lamar McKay H. Lamar McKay	Director	February 25, 2021

/s/ William C. Montgomery William C. Montgomery	Director	February 25, 2021

/s/ Amy H. Nelson Amy H. Nelson	Director	February 25, 2021

/s/ Daniel W. Rabun Daniel W. Rabun	Director	February 25, 2021

/s/ Peter A. Ragauss Peter A. Ragauss	Director	February 25, 2021