Form 10-Q
period 2021-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2021-05-07
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of March 31, 2021	1,022

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2020, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’s assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including specifically the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the availability and effectiveness of any vaccine programs or other therapeutics related to the treatment of COVID-19;
•the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;
•the supply and demand for oil, natural gas, NGLs and other products or services;
•pipeline and gathering system capacity and availability;
•production and reserve levels;
•drilling risks;
•economic and competitive conditions;
•the availability of capital resources;
•capital expenditure and other contractual obligations;
•weather conditions;
•inflation rates;
•the availability of goods and services;
•legislative, regulatory, or policy changes, including environmental regulation and initiatives addressing the impact of global climate change;
•terrorism or cyberattacks;
•the capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and
•other factors disclosed under Item 2 – “Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the Partnership’s most recently filed Annual Report on Form 10-K and other filings that it makes with the Securities and Exchange Commission.
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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
REVENUES:
Oil and gas sales	$259,887	$231,494
Interest income	112	18,072
	259,999	249,566
EXPENSES:
Depreciation, depletion and amortization	99,462	64,388
Asset retirement obligation accretion	12,589	11,836
Lease operating expenses	135,057	107,896
Gathering and transportation costs	4,246	4,969
Administrative	72,485	82,134
	323,839	271,223
NET LOSS	$(63,840)	$(21,657)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$2,499	$3,796
Investing Partners	(66,339)	(25,453)
	$(63,840)	$(21,657)
NET LOSS PER INVESTING PARTNER UNIT	$(65)	$(25)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,840)	$(21,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	99,462	64,388
Asset retirement obligation accretion	12,589	11,836
Changes in operating assets and liabilities:
Accrued receivables	(4,017)	45,773
Receivable from/payable to Apache Corporation	7,895	(1,538)
Accrued operating expenses	(11,064)	—
Asset retirement obligations	(17,216)	(293,092)
Net cash provided by (used in) operating activities	23,809	(194,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) Managing Partner	(4,882)	12,855
Net cash provided by (used in) financing activities	(4,882)	12,855
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,927	(181,435)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,515,466	5,020,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,534,393	$4,838,997
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,534,393	$4,515,466
Accrued revenues receivable	99,607	95,590
Receivable from Apache Corporation	—	4,830
	4,634,000	4,615,886
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,727,413	195,727,413
Less – Accumulated depreciation, depletion and amortization	(191,758,722)	(191,659,260)
	3,968,691	4,068,153
	$8,602,691	$8,684,039
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$3,065	$—
Asset retirement obligation	509,224	526,440
Accrued operating expenses	64,784	75,848
	577,073	602,288
ASSET RETIREMENT OBLIGATION	870,673	858,084
PARTNERS’ CAPITAL:
Managing Partner	521,024	523,407
Investing Partners (1,021.5 units outstanding)	6,633,921	6,700,260
	7,154,945	7,223,667
	$8,602,691	$8,684,039
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Three Months Ended March 31, 2020
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	12,855	—	12,855
Net income (loss)	3,796	(25,453)	(21,657)
BALANCE, MARCH 31, 2020	$508,259	$6,971,963	$7,480,222

For the Three Months Ended March 31, 2021
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
Distributions	(4,882)	—	(4,882)
Net income (loss)	2,499	(66,339)	(63,840)
BALANCE, MARCH 31, 2021	$521,024	$6,633,921	$7,154,945
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Apache Offshore Investment Partnership, a Delaware general partnership (the Investment Partnership), was formed on October 31, 1983, consisting of Apache Corporation, a Delaware corporation (Apache or the Managing Partner), as Managing Partner, and public investors (the Investing Partners). The Investment Partnership invested its entire capital in Apache Offshore Petroleum Limited Partnership, a Delaware limited partnership (the Operating Partnership). The primary business of the Investment Partnership is to serve as the sole limited partner of the Operating Partnership. The accompanying financial statements include the accounts of both the Investment Partnership and the Operating Partnership. The term “Partnership,” as used herein, refers to the Investment Partnership or the Operating Partnership, as the case may be.
These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2021, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10—Supplemental Oil and Gas Disclosures (Unaudited) to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first three months of 2021 and 2020.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the three months ended March 31, 2021. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Oil	$225,221	$204,469
Gas	27,600	21,457
NGLs	7,066	5,568
Total Oil and Gas Revenue	$259,887	$231,494
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
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of March 31, 2021, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $99,607 and $95,590 as of March 31, 2021 and December 31, 2020, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2021:

Asset retirement obligation at December 31, 2020	$1,384,524
Accretion expense	12,589
Liabilities settled	(17,216)
Asset retirement obligation at March 31, 2021	1,379,897
Less current portion	(509,224)
Asset retirement obligation, long-term	$870,673
Liabilities settled during the three months ended March 31, 2021 relate to costs for well abandonment and platform removal at Ship Shoal 258/259.
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2021 and December 31, 2020, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2021 and 2020.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Partnership’s consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana.
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $63,840 ($65 per Investing Partner Unit) for the first quarter of 2021 compared to a net loss of $21,657 ($25 per Investing Partner Unit) in the first quarter of 2020.
Total revenues in the first quarter of 2021 increased 4 percent from the first quarter of 2020, primarily the result of higher crude oil and gas realized prices. The increase in realized prices was primarily the result of increased economic activity during the first quarter of 2021 compared to the same prior year period when commodity prices collapsed as a result of economic uncertainty stemming from the coronavirus disease 2019 (COVID-19) pandemic. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Gas volume – Mcf per day	116	119	(3)%
Average gas price – per Mcf	$2.65	$1.99	33%
Oil volume – barrels per day	48	50	(4)%
Average oil price – per barrel	$52.29	$44.58	17%
NGL volume – barrels per day	4	4	—%
Average NGL price – per barrel	$17.56	$14.96	17%
Oil and Gas Sales
The Partnership’s crude oil sales for the first quarter of 2021 totaled $225,221, increasing 10 percent compared to $204,469 in the first quarter of 2020. The Partnership’s average realized oil price in the first quarter of 2021 increased $7.71 per barrel from the first quarter of 2020, increasing sales by $35,360. Crude oil volumes decreased to 48 barrels per day in the first quarter of 2021, compared to 50 barrels per day in the prior year period, primarily from natural declines at South Timbalier 295. The decrease in production reduced oil sales by $14,608.
Natural gas sales of $27,600 were recognized in the first quarter of 2021, up 29 percent from the amount realized for the equivalent 2020 period. The Partnership’s average realized natural gas price for the quarter increased $0.66 per Mcf, or 33 percent, from the first quarter of 2020, increasing sales by $7,120. Natural gas volumes decreased 3 percent from the first quarter of 2020, reducing sales revenue by $977.
The Partnership sold an average of 4 barrels per day of NGL in the first three months of 2021, unchanged from the average of 4 barrels per day in the first three months of 2020. NGL revenues increased as the result of 17 percent higher average realized NGL prices during the first three months of 2021 compared to the same prior year period.
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

Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, was approximately 38 percent for the first three months of 2021 compared to approximately 28 percent for the first three months of 2020. The higher depletion percentage was primarily the result of higher sales revenue for the quarter and lower estimated future gross revenues from proved oil and gas reserves, which are based on an unweighted arithmetic average of commodity prices in effect for the first day of each of the previous 12 months, held flat for the life of expected production.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first three months of 2021 and 2020.
Lease operating expenses (LOE) for the first three months of 2021 totaled $135,057, up 25 percent from the same prior year period, primarily the result of increased repair and maintenance work incurred during the period related to weather events. Gathering and transportation costs for the delivery of oil and gas totaled $4,246 in the first three months of 2021, a decrease of 15 percent from the first quarter of 2020. Administrative expenses for the first three months of 2021 were 12 percent lower compared to the same prior year period.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first three months of 2021, the Partnership had $23,809 of net cash inflow from operating activities, compared to $194,290 of net cash outflow in the first three months of 2020. The increase in operating cash flows was primarily the result of reduced plugging and abandonment spending at Ship Shoal 258/259 compared to the same prior year period.
At March 31, 2021, the Partnership had approximately $4.5 million in cash and cash equivalents, slightly higher from the year ended December 31, 2020. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for repairs which may disrupt the Partnership’s production and for future recompletion operations.
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
Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the COVID-19 pandemic are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2021, although volatile oil and gas prices and consumer demand resulting from the COVID-19 pandemic could decrease revenue and could require the Partnership to further reduce its cash and cash equivalents.
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
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in the first three months of 2021 and 2020.

Capital Commitments and Contingencies
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2021. The Partnership did not have any contractual obligations as of March 31, 2021, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
During the first three months of 2021, the Partnership spent $17,216 to plug and abandon wells and remove platforms at Ship Shoal 258/259. The Partnership anticipates $509,224 of costs will be spent during the next twelve months, primarily to dismantle platforms at North Padre Island 969/976. Based on information available to the Partnership, it anticipates minimal capital expenditures during the remainder of 2021 for recompletions and other capital projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, recompletion results, weather disruptions, rates charged by contractors or changes by the operator to their development or abandonment plans.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

[p]3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the SEC on April 30, 1985, SEC File No. 0-13546).
[p]3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-13546).
[p]3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the SEC on April 30, 1985, SEC File No. 0-13546).
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
P    Filed previously in paper format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	5/6/2021	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	5/6/2021	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner