Form 10-Q
period 2021-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2021-08-05
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of June 30, 2021	1,022

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2020, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean a statement is not forward looking. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’s assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including specifically the coronavirus disease 2019 (COVID-19) pandemic and any related variants) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the availability and effectiveness of vaccine programs and other therapeutics related to the treatment of COVID-19;
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

Other factors or events that could cause the Partnership’s actual results to differ materially from the Partnership’s expectations may emerge from time to time, and it is not possible for the Partnership to predict such factors or events. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Partnership disclaims any obligation to update or revise these statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Oil and gas sales	$209,890	$93,071	$469,777	$324,565
Interest income	106	5,240	218	23,312
	209,996	98,311	469,995	347,877
EXPENSES:
Depreciation, depletion and amortization	63,452	31,435	162,914	95,823
Asset retirement obligation accretion	13,628	14,688	26,217	26,524
Lease operating expenses	109,017	99,027	244,074	206,923
Gathering and transportation costs	2,646	3,711	6,892	8,680
Administrative	72,480	78,216	144,965	160,350
	261,223	227,077	585,062	498,300
NET LOSS	$(51,227)	$(128,766)	$(115,067)	$(150,423)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$53	$(20,444)	$2,552	$(16,648)
Investing Partners	(51,280)	(108,322)	(117,619)	(133,775)
	$(51,227)	$(128,766)	$(115,067)	$(150,423)
NET LOSS PER INVESTING PARTNER UNIT	$(50)	$(106)	$(115)	$(131)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,067)	$(150,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	162,914	95,823
Asset retirement obligation accretion	26,217	26,524
Changes in operating assets and liabilities:
Accrued receivables	41,588	41,780
Receivable from/payable to Apache Corporation	6,352	(7,764)
Accrued operating expenses	(11,064)	(2,472)
Asset retirement obligations	(22,110)	(427,638)
Net cash provided by (used in) operating activities	88,830	(424,170)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	(8)
Net cash used in investing activities	—	(8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) Managing Partner	(18,662)	45,179
Net cash provided by (used in) financing activities	(18,662)	45,179
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,168	(378,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,515,466	5,020,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,585,634	$4,641,433
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,585,634	$4,515,466
Accrued revenues receivable	54,002	95,590
Receivable from Apache Corporation	—	4,830
	4,639,636	4,615,886
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,727,413	195,727,413
Less – Accumulated depreciation, depletion and amortization	(191,822,174)	(191,659,260)
	3,905,239	4,068,153
	$8,544,875	$8,684,039
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$1,522	$—
Asset retirement obligation	505,184	526,440
Accrued operating expenses	64,784	75,848
	571,490	602,288
ASSET RETIREMENT OBLIGATION	883,447	858,084
PARTNERS’ CAPITAL:
Managing Partner	507,297	523,407
Investing Partners (1,021.5 units outstanding)	6,582,641	6,700,260
	7,089,938	7,223,667
	$8,544,875	$8,684,039
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended June 30, 2020
BALANCE, MARCH 31, 2020	$508,259	$6,971,963	$7,480,222
Contributions	32,324	—	32,324
Net loss	(20,444)	(108,322)	(128,766)
BALANCE, JUNE 30, 2020	$520,139	$6,863,641	$7,383,780

For the Quarter Ended June 30, 2021
BALANCE, MARCH 31, 2021	$521,024	$6,633,921	$7,154,945
Distributions	(13,780)	—	(13,780)
Net income (loss)	53	(51,280)	(51,227)
BALANCE, JUNE 30, 2021	$507,297	$6,582,641	$7,089,938

For the Six Months Ended June 30, 2020
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	45,179	—	45,179
Net loss	(16,648)	(133,775)	(150,423)
BALANCE, JUNE 30, 2020	$520,139	$6,863,641	$7,383,780

For the Six Months Ended June 30, 2021
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
Distributions	(18,662)	—	(18,662)
Net income (loss)	2,552	(117,619)	(115,067)
BALANCE, JUNE 30, 2021	$507,297	$6,582,641	$7,089,938
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2021, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first six months of 2021 and 2020.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the quarter and six months ended June 30, 2021. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the quarter and six months ended June 30, 2021 and 2020:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Oil	$177,023	$78,665	$402,244	$283,133
Gas	24,920	12,958	52,520	34,416
NGLs	7,947	1,448	15,013	7,016
Total Oil and Gas Revenue	$209,890	$93,071	$469,777	$324,565
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
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of June 30, 2021, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $54,002 and $95,590 as of June 30, 2021 and December 31, 2020, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2021:

Asset retirement obligation at December 31, 2020	$1,384,524
Accretion expense	26,217
Liabilities settled	(22,110)
Asset retirement obligation at June 30, 2021	1,388,631
Less current portion	(505,184)
Asset retirement obligation, long-term	$883,447
Liabilities settled during the six months ended June 30, 2021 relate to costs for well abandonment and platform removal at Ship Shoal 258/259.
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2021 and December 31, 2020, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2021 and 2020.
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
6.    FINANCIAL CONDITION OF THE OPERATOR OF THE PARTNERSHIP’S PRODUCING LEASE
On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, “Fieldwood”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (Case No. 20-33948). Fieldwood has submitted a plan of reorganization, and the Partnership’s Managing Partner has been engaged in discussions with Fieldwood and other interested parties regarding such plan. The submitted plan will separate Fieldwood’s ownership in and operatorship of the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company, which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s plan of reorganization. The reorganization of Fieldwood under the confirmed plan is not expected to have any material adverse effect on the Partnership’s operations.

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
Results of Operations
Net Income and Revenue
The Partnership reported a net loss of $51,227 ($50 per Investing Partner Unit) for the second quarter of 2021 compared to a net loss of $128,766 ($106 per Investing Partner Unit) in the second quarter of 2020. For the first six months of 2021, the Partnership reported a net loss of $115,067 ($115 per Investing Partner Unit) compared to a net loss of $150,423 ($131 per Investing Partner Unit) in the first six months of 2020.
Total revenues in the second quarter of 2021 increased 114 percent from the second quarter of 2020, primarily the result of higher realized prices for crude oil and natural gas sales. Total revenues in the first six months of 2021 increased 35 percent from the first six months of 2020 as a result of higher crude oil and natural gas prices. The increase in realized prices was primarily the result of increased economic activity during the first six months of 2021 compared to the same prior year period when commodity prices collapsed as a result of economic uncertainty stemming from COVID-19. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Gas volume – Mcf per day	71	82	(13)%	93	100	(7)%
Average gas price – per Mcf	$3.87	$1.73	124%	$3.12	$1.88	66%
Oil volume – barrels per day	32	34	(6)%	40	42	(5)%
Average oil price – per barrel	$61.05	$25.49	140%	$55.81	$36.90	51%
NGL volume – barrels per day	4	4	—%	4	4	—%
Average NGL price – per barrel	$22.60	$4.37	417%	$19.91	$9.97	100%
Oil and Gas Sales
The Partnership’s crude oil sales for the second quarter of 2021 totaled $177,023, increasing 125 percent compared to $78,665 in the second quarter of 2020. The Partnership’s average realized oil price in the second quarter of 2021 increased $35.56 per barrel from the second quarter of 2020, increasing sales by $109,758. Crude oil volumes decreased to 32 barrels per day in the second quarter of 2021, compared to 34 barrels per day in the same prior year period, primarily the result of equipment related downtime during the second quarter of 2021. The decrease in production reduced oil sales by $11,400.
Crude oil sales for the first six months of 2021 totaled $402,244, increasing 42 percent compared to $283,133 in the first six months of 2020. The Partnership’s average realized oil price in the first six months of 2021 increased $18.91 per barrel from the first six months of 2020, increasing sales by $145,092. Crude oil volumes decreased to 40 barrels per day in the first six months of 2021, compared to 42 barrels per day in the same prior year period, primarily the result of natural decline and equipment related downtime the first six months of 2021. The decrease in production reduced sales by $25,981.
Natural gas sales totaled $24,920 in the second quarter of 2021, increasing 92 percent compared to $12,958 in the second quarter of 2020. The Partnership’s average realized natural gas price for the second quarter of 2021 increased $2.14 per Mcf, or 124 percent, from the second quarter of 2020, increasing sales by $15,991. Natural gas volumes decreased 13 percent from the second quarter of 2020, primarily the result of equipment related downtime during the second quarter of 2021, reducing gas sales by $4,029.

Natural gas sales for the first six months of 2021 totaled $52,520, increasing 53 percent from $34,416 during the first six months of 2020. The Partnership’s average realized natural gas price for the first six months of 2021 increased from $1.88 per Mcf in the first six months of 2020 to $3.12 per Mcf in 2021, increasing sales by $22,642. A seven percent decrease in natural gas volumes during the first six months of 2021 from the same prior year period decreased gas sales by $4,538. The Partnership’s decrease in gas production in 2021 was the result of natural decline and equipment related downtime during the year.
The Partnership sold an average of 4 barrels per day of NGL in both the second quarter and first six months of 2021, unchanged from the average of 4 barrels per day in the same respective periods of 2020. NGL revenues increased as the result of 417 percent and 100 percent higher average realized NGL prices during the second quarter and first six months of 2021, respectively, compared to the same respective prior year periods.
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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, were approximately 30 percent and 35 percent for the second quarter and first six months of 2021, respectively, compared to approximately 34 percent and 30 percent for the second quarter and first six months of 2020, respectively.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first six months of 2021 and 2020.
Lease operating expenses (LOE) for the second quarter of 2021 totaled $109,017, up 10 percent from the same prior year period, primarily the result of increased direct operating costs at South Timbalier 295. LOE for the first six months of 2021 totaled $244,074, up 18 percent from the same prior year period, primarily the result of increased repair and maintenance work incurred during the first quarter of 2021 related to weather events. Gathering and transportation costs for the delivery of oil and gas totaled $2,646 in the second quarter of 2021, a decrease of 29 percent from the second quarter of 2020. Gathering and transportation costs decreased 21 percent in the first six months of 2021 compared to the same prior year period. Administrative expenses for the second quarter and first six months of 2021 were 7 percent and 10 percent lower compared to the same prior year periods, respectively.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2021, the Partnership generated $88,830 of net cash inflow from operating activities, compared to $424,170 of net cash outflow in the first six months of 2020. The increase in operating cash flows was primarily the result of significantly reduced plugging and abandonment spending at Ship Shoal 258/259 as the abandonment activities on the lease have nearly been completed as of the end of the second quarter of 2021.
At June 30, 2021, the Partnership had approximately $4.6 million in cash and cash equivalents, slightly higher from the year ended December 31, 2020. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for unexpected repairs, which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments and Contingencies
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2021. The Partnership did not have any contractual obligations as of June 30, 2021, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included under Part I, Item I of this Quarterly Report on Form 10-Q.
During the first six months of 2021, the Partnership spent $22,110 to plug and abandon wells and remove platforms at Ship Shoal 258/259. The Partnership anticipates $505,184 of costs will be spent during the next twelve months, primarily to dismantle platforms at North Padre Island 969/976. Based on information available to the Partnership, it anticipates minimal capital expenditures during the remainder of 2021 for recompletions and other capital projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, recompletion results, weather disruptions, rates charged by contractors or changes by the operator to their development or abandonment plans.
On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, “Fieldwood”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (Case No. 20-33948). Fieldwood has submitted a plan of reorganization, and the Partnership’s Managing Partner has been engaged in discussions with Fieldwood and other interested parties regarding such plan. The submitted plan will separate Fieldwood’s ownership in and operatorship of the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company, which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s plan of reorganization. The reorganization of Fieldwood under the confirmed plan is not expected to have any material adverse effect on the Partnership’s operations.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

[p]3.1	Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit (3)(i) to Form 10 filed by Partnership with the SEC on April 30, 1985, SEC File No. 0-13546).
[p]3.2	Amendment No. 1, dated February 11, 1994, to the Partnership Agreement of Apache Offshore Investment Partnership (incorporated by reference to Exhibit 3.3 to Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, SEC File No. 0-13546).
[p]3.3	Limited Partnership Agreement of Apache Offshore Petroleum Limited Partnership (incorporated by reference to Exhibit (3)(ii) to Form 10 filed by Partnership with the SEC on April 30, 1985, SEC File No. 0-13546).
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
P    Filed previously in paper format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	August 5, 2021	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	August 5, 2021	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner