Form 10-Q
period 2021-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2021-11-05
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of September 30, 2021	1,022

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
•the mandate, availability, and effectiveness of vaccine programs and other therapeutics related to the treatment of COVID-19;
•the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;
•the supply and demand for oil, natural gas, NGLs, and other products or services;
•pipeline and gathering system capacity and availability;
•production and reserve levels;
•drilling risks;
•economic and competitive conditions;
•the availability of capital resources;
•capital expenditures and other contractual obligations;
•weather conditions;
•inflation rates;
•the availability of goods and services;
•legislative, regulatory, or policy changes, including environmental regulation and initiatives addressing the impact of global climate change;
•terrorism or cyberattacks;
•the capital markets and related risks, such as general credit, liquidity, market, and interest-rate risks; and
•other factors disclosed under Item 2 – “Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the Partnership’s most recently filed Annual Report on Form 10-K and other filings that it makes with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Oil and gas sales	$—	$109,121	$469,777	$433,686
Interest income	64	580	282	23,892
	64	109,701	470,059	457,578
EXPENSES:
Depreciation, depletion and amortization	—	40,283	162,914	136,106
Asset retirement obligation accretion	13,489	14,074	39,706	40,598
Lease operating expenses	127,159	92,387	371,233	299,310
Gathering and transportation costs	—	2,813	6,892	11,493
Administrative	72,480	80,175	217,445	240,525
	213,128	229,732	798,190	728,032
NET LOSS	$(213,064)	$(120,031)	$(328,131)	$(270,454)
NET LOSS ALLOCATED TO:
Managing Partner	$(41,272)	$(16,905)	$(38,720)	$(33,553)
Investing Partners	(171,792)	(103,126)	(289,411)	(236,901)
	$(213,064)	$(120,031)	$(328,131)	$(270,454)
NET LOSS PER INVESTING PARTNER UNIT	$(168)	$(101)	$(283)	$(232)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,021.5	1,021.5	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(328,131)	$(270,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	162,914	136,106
Asset retirement obligation accretion	39,706	40,598
Changes in operating assets and liabilities:
Accrued receivables	95,590	90,145
Receivable from/payable to Apache Corporation	6,508	5,525
Accrued operating expenses	(11,064)	(2,472)
Asset retirement obligations	(222,687)	(437,590)
Net cash used in operating activities	(257,164)	(438,142)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	(9)
Net cash used in investing activities	—	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	30,522	49,752
Net cash provided by financing activities	30,522	49,752
NET DECREASE IN CASH AND CASH EQUIVALENTS	(226,642)	(388,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,515,466	5,020,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,288,824	$4,632,033
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,288,824	$4,515,466
Accrued revenues receivable	—	95,590
Receivable from Apache Corporation	—	4,830
	4,288,824	4,615,886
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,903,947	195,727,413
Less – Accumulated depreciation, depletion and amortization	(191,822,174)	(191,659,260)
	4,081,773	4,068,153
	$8,370,597	$8,684,039
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$1,678	$—
Asset retirement obligation	450,996	526,440
Accrued operating expenses	64,784	75,848
Accrued development costs	30,674	—
	548,132	602,288
ASSET RETIREMENT OBLIGATION	896,407	858,084
PARTNERS’ CAPITAL:
Managing Partner	515,209	523,407
Investing Partners (1,021.5 units outstanding)	6,410,849	6,700,260
	6,926,058	7,223,667
	$8,370,597	$8,684,039
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended September 30, 2020
BALANCE, JUNE 30, 2020	$520,139	$6,863,641	$7,383,780
Contributions	4,573	—	4,573
Net loss	(16,905)	(103,126)	(120,031)
BALANCE, SEPTEMBER 30, 2020	$507,807	$6,760,515	$7,268,322

For the Quarter Ended September 30, 2021
BALANCE, JUNE 30, 2021	$507,297	$6,582,641	$7,089,938
Contributions	49,184	—	49,184
Net loss	(41,272)	(171,792)	(213,064)
BALANCE, SEPTEMBER 30, 2021	$515,209	$6,410,849	$6,926,058

For the Nine Months Ended September 30, 2020
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	49,752	—	49,752
Net loss	(33,553)	(236,901)	(270,454)
BALANCE, SEPTEMBER 30, 2020	$507,807	$6,760,515	$7,268,322

For the Nine Months Ended September 30, 2021
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
Contributions	30,522	—	30,522
Net loss	(38,720)	(289,411)	(328,131)
BALANCE, SEPTEMBER 30, 2021	$515,209	$6,410,849	$6,926,058
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2021, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first nine months of 2021 and 2020.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the quarter and nine months ended September 30, 2021. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
In late June 2021, the operator shut-in wells at South Timbalier 295 in order to perform certain repairs to various piping and related equipment. During the construction crew’s review, additional necessary repairs were identified, including various platform and grating repairs. The crew also surveyed the facilities and identified deficiencies that require additional repairs before the wells can be returned to production. The repair work commenced during the third quarter of 2021, but Hurricane Ida caused further delays. The operator currently estimates that the wells will return to production in December of 2021. As a result of the wells being shut-in at South Timbalier 295, the Partnership had no production or revenues during the third quarter of 2021, as it is the only remaining operating field of the Partnership.
The table below presents revenues from contracts with customers disaggregated by product type for the quarter and nine months ended September 30, 2021 and 2020:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Oil	$—	$96,312	$402,244	$379,445
Gas	—	11,514	52,520	45,930
NGLs	—	1,295	15,013	8,311
Total Oil and Gas Revenue	$—	$109,121	$469,777	$433,686
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
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of September 30, 2021, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $0 and $95,590 as of September 30, 2021 and December 31, 2020, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2021:

Asset retirement obligation at December 31, 2020	$1,384,524
Accretion expense	39,706
Liabilities settled	(253,361)
Revisions in estimated liabilities	176,534
Asset retirement obligation at September 30, 2021	1,347,403
Less current portion	(450,996)
Asset retirement obligation, long-term	$896,407
Liabilities settled during the nine months ended September 30, 2021 relate to costs for well abandonment and platform removal at Ship Shoal 259. Estimated liabilities for abandonment activities were revised upward by $176,534 during the quarter for higher estimated costs related to diving work and associated services incurred for decommissioning during the period.
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2021 and December 31, 2020, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2021 and 2020.
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
6.    FINANCIAL CONDITION OF THE OPERATOR OF THE PARTNERSHIP’S PRODUCING LEASE
On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, Fieldwood) filed for protection under Chapter 11 of the United States Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, Fieldwood separated its ownership in and operatorship of the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company, which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. The reorganization of Fieldwood under the plan is not expected to have any material adverse effect on the Partnership’s operations.

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
Results of Operations
Net Income and Revenue
In late June 2021, the operator shut-in wells at South Timbalier 295 in order to perform certain repairs to various piping and related equipment. During the construction crew’s review, additional necessary repairs were identified, including various platform and grating repairs. The crew also surveyed the facilities and identified deficiencies that require additional repairs before the wells can be returned to production. The repair work commenced during the third quarter of 2021, but Hurricane Ida caused further delays. The operator currently estimates that the wells will return to production in December 2021. As a result of the wells being shut-in at South Timbalier 295, the Partnership had no production or revenues during the third quarter of 2021, as it is the only remaining operating field of the Partnership. Until the repairs are completed, the Partnership expects to operate at a loss as a result of additional repair and maintenance costs, fixed operating costs, and administrative overhead while recognizing minimal depreciation expense over the same period.
The Partnership reported a net loss of $213,064 ($168 per Investing Partner Unit) for the third quarter of 2021 compared to a net loss of $120,031 ($101 per Investing Partner Unit) in the third quarter of 2020. For the first nine months of 2021, the Partnership reported a net loss of $328,131 ($283 per Investing Partner Unit) compared to a net loss of $270,454 ($232 per Investing Partner Unit) in the first nine months of 2020.
The Partnership recorded no oil and gas revenues in the third quarter of 2021, as a result of wells being shut-in at South Timbalier 295, the Partnership’s only producing field. Total revenues for the first nine months of 2021 increased 3 percent from the first nine months of 2020 as a result of higher crude oil and natural gas prices, offset by the Partnership having no production during the third quarter of 2021. The increase in realized prices was primarily the result of increased economic activity during the first nine months of 2021 compared to the same prior year period when commodity prices collapsed as a result of economic uncertainty stemming from COVID-19. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Gas volume – Mcf per day	—	71	NM	63	90	(30)%
Average gas price – per Mcf	$—	$1.77	NM	$3.07	$1.85	66%
Oil volume – barrels per day	—	29	NM	26	38	(32)%
Average oil price – per barrel	$—	$36.31	NM	$55.85	$36.75	52%
NGL volume – barrels per day	—	2	NM	3	3	—%
Average NGL price – per barrel	$—	$6.52	NM	$19.81	$9.21	115%
NM - Not Meaningful
Oil and Gas Sales
The Partnership recorded no crude oil sales and no crude oil volumes for the third quarter of 2021 compared to $96,312 and 29 barrels per day in the third quarter of 2020, respectively, in each case as a result of the wells being shut-in at South Timbalier 295.

Crude oil sales for the first nine months of 2021 totaled $402,244, increasing 6 percent compared to $379,445 in the first nine months of 2020. The Partnership’s average realized oil price in the first nine months of 2021 increased $19.10 per barrel from the first nine months of 2020, increasing sales by $197,213. Crude oil volumes decreased to 26 barrels per day in the first nine months of 2021, compared to 38 barrels per day in the same prior year period, as a result of the shut-in of wells at South Timbalier 295 starting in June 2021. The decrease in production reduced sales by $174,414.
The Partnership recorded no natural gas sales and no natural gas volumes in the third quarter of 2021 compared to $11,514 and 71 Mcf per day, respectively, in the third quarter of 2020, in each case as a result of the wells being shut-in at South Timbalier 295.
Natural gas sales for the first nine months of 2021 totaled $52,520, increasing 14 percent from $45,930 during the first nine months of 2020. The Partnership’s average realized natural gas price increased from $1.85 per Mcf in the first nine months of 2020 to $3.07 per Mcf in the first nine months of 2021, increasing sales by $30,217. A 30 percent decrease in natural gas volumes during the first nine months of 2021 from the same prior year period decreased gas sales by $23,627. The Partnership’s decrease in gas production in the first nine months of 2021 was the result of the shut-in of wells at South Timbalier 295.
The Partnership sold an average of 3 barrels per day of NGL in the first nine months of 2021, unchanged from the average of 3 barrels per day in the same period of 2020. NGL revenues increased as the result of 115 percent higher average realized NGL prices during the first nine months of 2021. The Partnership recorded no NGL revenue or production during the third quarter of 2021.
Since the Partnership does not anticipate acquiring additional acreage or conducting exploratory drilling on leases in which it currently holds an interest, declines in oil and gas production can be expected in future periods as a result of natural depletion. Also, given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production is subject to more volatility than those companies with a larger or more diversified property portfolio.
Operating Expenses
The Partnership recognized no depreciation, depletion and amortization (DD&A) expense during the third quarter of 2021, as a result of the wells being shut-in at South Timbalier 295. DD&A expense expressed as a percentage of oil and gas sales was approximately 35 percent for the first nine months of 2021, compared to approximately 31 percent for the first nine months of 2020.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership had no write-downs of the carrying value of its oil and gas properties during the first nine months of 2021 and 2020.
Lease operating expenses (LOE) for the third quarter of 2021 totaled $127,159, up 38 percent from the same prior year period, primarily the result of increased direct operating and continued repair costs at South Timbalier 295. LOE for the first nine months of 2021 totaled $371,233, up 24 percent from the same prior year period, primarily the result of increased direct operating costs, as well as increased repair and maintenance work incurred during 2021 related to weather events and well shut-ins. Gathering and transportation costs for the delivery of oil and gas was nominal in the third quarter of 2021, resulting from having no production during the quarter. Gathering and transportation costs decreased 40 percent in the first nine months of 2021 compared to the same prior year period, primarily the result of reduced volumes during the period. Administrative expenses for each of the third quarter and first nine months of 2021 were 10 percent lower compared to their same respective prior year periods.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2021, the Partnership recorded $257,164 of net cash outflow used in operating activities, compared to $438,142 of net cash outflow in the first nine months of 2020. The decrease in operating cash outflow used was primarily the result of reduced plugging and abandonment spending at Ship Shoal 258/259 as abandonment activities are nearing completion based on the most recent estimates by the operator.

As a result of the shut-in at South Timbalier 295, the Partnership expects to operate at a loss until production resumes at the field. The Partnership expects its existing cash on hand to be sufficient to cover fixed operating, repair costs, and administrative overhead until production resumes. At September 30, 2021, the Partnership had approximately $4.3 million in cash and cash equivalents, a 5 percent decrease from the year ended December 31, 2020. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for unexpected repairs, which may disrupt the Partnership’s production and for future recompletion operations.
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

Capital Commitments and Contingencies
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2021. The Partnership did not have any contractual obligations as of September 30, 2021, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included under Part I, Item I of this Quarterly Report on Form 10-Q.
During the first nine months of 2021, the Partnership spent $222,687 to plug and abandon wells and remove platforms at Ship Shoal 259. The Partnership anticipates $450,996 of costs will be spent during the next twelve months, primarily to dismantle platforms at North Padre Island 969/976. Based on information currently available to the Partnership, it anticipates minimal capital expenditures during the remainder of 2021 for recompletions and other capital projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, recompletion results, weather disruptions, rates charged by contractors or changes by the operator to their development or abandonment plans.
On August 3, 2020, Fieldwood Energy LLC, the current operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, Fieldwood) filed for protection under Chapter 11 of the United States Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, Fieldwood separated its ownership in and operatorship of the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company, which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. The reorganization of Fieldwood under the plan is not expected to have any material adverse effect on the Partnership’s operations.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	November 4, 2021	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	November 4, 2021	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner