Form 10-K
period 2021-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2022-02-22
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
On December 31, 2021, there were 1,018.5 partnership units of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of APA Corporation’s proxy statement relating to its 2022 annual meeting of stockholders (the APA Proxy Statement) have been incorporated by reference into Part III hereof. On March 1, 2021, Apache Corporation (Apache) consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which, Apache became a wholly-owned subsidiary of APA Corporation (APA), APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, and APA replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.”

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
i

FORWARD-LOOKING STATEMENTS AND RISK
This Annual Report on Form 10-K (this Form 10-K) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2021, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “prospect,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’ assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including specifically the coronavirus disease 2019 (COVID-19) pandemic and any related variants) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the mandate, availability, and effectiveness of vaccine programs and therapeutics related to the treatment of COVID-19;
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
•the impact of political pressure and the influence of environmental groups and other stakeholders on decisions and policies related to the industries in which the Partnership operates;
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
Other factors or events that could cause the Partnership’s actual results to differ materially from the Partnership’s expectations may emerge from time to time, and it is not possible for the Partnership to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only as of the date of this Form 10-K. Except as required by law, the Partnership disclaims any obligation to update or revise these statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.
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
On March 1, 2021, Apache consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which, Apache became a wholly-owned subsidiary of APA Corporation (APA), APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the Exchange Act), and APA replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” Following consummation of the Holding Company Reorganization, the Partnership’s executive management and governance functions are performed by the executive officers and directors of APA, respectively.
The Investment Partnership does not maintain its own website. However, copies of this Form 10-K and the Investment Partnership’s periodic filings with the Securities and Exchange Commission (SEC) can be found on the APA’s website at investor.apacorp.com/apache-offshore-investment-partnership. The Investment Partnership will also provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Investment Partnership’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are the certifications of the Managing Partners’ principal executive officer and principal financial officer that are required by applicable laws and regulations. Any requests to the Partnership for copies of documents filed with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: Investor Relations, or by telephone at 1-281-302-2286. Reports filed with the SEC are also made available on its website at www.sec.gov. Information on APA’s website or any other website is not incorporated by reference into, and does not constitute a part of this Form 10-K.
The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2021, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. Except for an additional interest acquired in Matagorda Island Block 681 and 682 in 1992, the Partnership acquired its oil and gas interests through the purchase of 85 percent of the working interests held by Apache as a participant in a venture (the Venture) with Shell Oil Company (Shell) and certain other companies. The Venture acquired substantially all of its oil and gas properties through bidding for leases offered by the federal government and relied on Shell’s knowledge and expertise in determining bidding strategies and development of the properties. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache.
Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2021, 48 of those prospects have been surrendered or sold. As of December 31, 2021, the Partnership had 14 productive wells on its remaining developed field, South Timbalier 295, offshore Louisiana, with a 7.08 percent working interest.
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

Apache will continue to manage the Partnership’s business activities during the winding up process. Apache uses a portion of its staff and facilities for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for general, administrative and overhead costs properly allocated to the Partnership.
2021 Results
The Partnership reported a net loss for 2021 of approximately $657 thousand, or approximately $543 per Investing Partner Unit. This represents approximately $324 thousand of additional net loss compared to the $333 thousand net loss reported in 2020.
In late June 2021, the operator shut in wells at South Timbalier 295 in order to perform certain repairs to various piping and related equipment. The construction crew surveyed the facilities and identified additional deficiencies and necessary repairs, including platform and grating repairs required to be performed prior to returning the wells to production. The repair work commenced during the third quarter of 2021, but Hurricane Ida and global supply chain issues caused additional delays. Production returned at the end of December 2021, after a majority of the repairs were completed. As a result of the wells being shut-in at South Timbalier 295, the Partnership had de minimis production and associated revenues during the second half of 2021, as South Timbalier 295 is the only remaining operating field of the Partnership.
The increase in net loss compared to the prior year was primarily the result of lower production caused by the shut-in at South Timbalier 295 and natural decline, slightly offset by higher crude oil and natural gas realized prices. Oil production averaged 20 barrels of oil per day in 2021, down 49 percent from 2020. Natural gas production averaged 47 Mcf per day in 2021, down 40 percent from 2020. The Partnership’s average realized crude oil prices increased 49 percent from a year ago to $55.57 per barrel, while average gas prices increased 22 percent from the prior year to $3.05 per Mcf. The increase in realized prices was driven by increased economic activity during 2021 compared to 2020 when commodity prices collapsed as a result of economic uncertainty stemming from the COVID-19 pandemic.
During 2021, the Partnership did not have any cash outlay for capital expenditures. The Partnership did not participate in any new drilling projects during the year. The Partnership anticipates that 2022 capital expenditures will remain at minimal levels for recompletions at South Timbalier 295.
Approximately $232 thousand of cash outlays were spent during 2021 on abandonment and decommissioning activities, primarily at Ship Shoal 258/259. The spending incurred during 2021 was higher than previously estimated by the operator because of weather delays and unplanned infrastructure requirements for abandonment activity. The Partnership anticipates an additional $451 thousand of short-term abandonment and decommissioning activity, primarily at North Padre Island 258/259, in 2022. Such estimates may change based on realized oil and gas prices, rates charged by contractors, or changes by the operator to its development or abandonment plans.
The Partnership had estimated proved oil and gas reserves of 486,476 barrels of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas, at December 31, 2021.
For a more in-depth discussion of the Partnership’s 2021 results and its capital resources and liquidity, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Marketing
Apache, as Managing Partner of the Partnership, markets the Partnership’s share of oil production from South Timbalier 295, the Partnership’s largest source of revenue. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market-reflective differentials.
The third-party operator of South Timbalier 295 markets all other production of the Partnership. Through the operator, the Partnership’s natural gas is sold primarily to Local Distribution Companies (LDCs), utilities, end-users, and integrated major oil companies. Most of the Partnership’s natural gas is sold on a monthly basis at either monthly or daily market prices. The Partnership believes that the sales prices it receives for oil and natural gas sales are market prices.
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

Environmental Compliance
As an owner or lessee and prior operator of oil and gas properties and facilities, the Partnership is subject to numerous federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry, as a whole, the Partnership does not believe that these requirements affect it differently, to any material degree, than other companies in its industry.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Acreage
Acreage is held by the Partnership pursuant to the terms of federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership does not anticipate any difficulty in retaining its remaining leases. A summary of the Partnership’s gross and net acreage as of December 31, 2021, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
South Timbalier 276, 295, 296	LA	15,000	1,063
At December 31, 2021, the Partnership did not have an interest in any undeveloped acreage.
Productive Oil and Gas Wells
The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2021, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
South Timbalier 276, 295, 296	LA	1	0.07	13	0.92
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

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2021
South Timbalier 295	7	1	17	$8.84	$55.57	$20.84	$3.05
Other fields	—	—	—	NM	—	—	—
Total	7	1	17	$9.55	$55.57	$20.84	$3.05
2020
South Timbalier 295	14	1	28	$3.03	$37.26	$12.59	$2.50
Other fields	—	—	—	NM	—	—	—
Total	14	1	28	$3.31	$37.26	$12.59	$2.50
2019
South Timbalier 295	17	1	34	$2.82	$57.10	$15.48	$2.73
Other fields	—	—	—	NM	—	—	—
Total	17	1	34	$3.78	$57.10	$15.48	$2.73
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
As of December 31, 2021, the Partnership had total estimated proved reserves of 354,114 barrels of crude oil and condensate, 23,362 barrels of NGLs and 654 MMcf of natural gas. Combined, these total estimated proved reserves are equivalent to 486,476 barrels of oil. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.

The following table shows proved developed and undeveloped oil, NGLs, and gas reserves as of December 31, 2021, based on commodity average prices in effect on the first day of each month in 2021, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)
Proved developed	354	23	654
Proved undeveloped	—	—	—
Total proved	354	23	654
The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2021, 2020, and 2019, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8— “Financial Statements and Supplementary Data” of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.
The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
The Partnership’s estimate of proved oil and gas reserves is prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. A copy of Ryder Scott’s report on the Shell Offshore Venture, which presents the Partnership’s ownership interest at December 31, 2021, is filed as an exhibit to this Form 10-K.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2021, there were 1,018.5 Units outstanding held by 927 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2021, 2020, or 2019.
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
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K are incorporated by reference to Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
The Partnership derives its revenue from the production and sale of crude oil, natural gas and NGLs. With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production is subject to higher volatility than those companies with a larger or more diversified property portfolio. Extended downtime of the Partnership’s producing properties could materially impact any anticipated revenues, earnings, and cash flow.
The Partnership participates in workover and recompletion activities as recommended by the operator of the properties in which the Partnership owns an interest. During 2021, the Partnership had no cash outlay for oil and gas property additions and did not participate in any new drilling projects or completions. The Partnership’s primary cash outlay for 2021 was related to completion of decommissioning and abandonment activities at Ship Shoal 258/259. Platform removal and decommissioning activity at North Padre Island 969/976 was deferred to 2022.
Because of continued declines in production levels, volatility in commodity prices in recent years, and the need to reserve cash for future asset retirement obligations, the Partnership did not make any distributions to the Investing Partners during 2021. The Partnership will continue to review available cash balances, scheduled plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, and the anticipated level of recompletion and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2022.

Results of Operations
This section includes a discussion of the Partnership’s results of operations and items contributing to changes in revenues and expenses during 2021 and 2020.
Net Income and Revenue
The Partnership reported a net loss of approximately $657 thousand for 2021. This represents an increased loss of approximately $324 thousand from the $333 thousand of net loss reported for 2020. On a per Investing Partner Unit basis, the Partnership reported a net loss of $543 per Unit in 2021 compared to a net loss of $291 per Unit in 2020. Total revenues in 2021 of approximately $469 thousand decreased approximately $174 thousand, or 27 percent, from 2020.
In late June 2021, the operator shut-in wells at South Timbalier 295 in order to perform certain repairs to various piping and related equipment. The construction crew surveyed the facilities and identified additional deficiencies and necessary repairs, including platform and grating repairs required to be performed prior to returning the wells to production. The repair work commenced during the third quarter of 2021, but Hurricane Ida and global supply chain issues delayed the timing of repairs. Production returned at the end of December, after a majority of the repairs were completed. As a result of the wells being shut in at South Timbalier 295, the Partnership had de minimis production and associated revenues during the second half of 2021, as South Timbalier 295 is the only remaining operating field of the Partnership. The Partnership operated at a loss during 2021 as a result of the reduced production levels and the increased repair and maintenance costs incurred over the second half of 2021.
Oil and gas prices in recent years have been volatile, and this volatility has caused the Partnership’s revenues and resulting cash flow from operating activities to fluctuate significantly. During 2021, commodity prices rebounded as a result of increased economic activity compared to 2020, when commodity prices collapsed as a result of economic uncertainty stemming from the COVID-19 pandemic. The Partnership’s average realized oil prices increased 49 percent from 2020, while natural gas prices increased 22 percent from the prior year. Comparative changes in net loss and revenues were driven by the shut-in of production during the second half of the year, offset by higher realized commodity prices.
The Partnership’s oil, gas, and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Gas volume – Mcf per day	47	(40)%	78	(17)%	94
Average gas price – per Mcf	$3.05	22%	$2.50	(8)%	$2.73
Oil volume – barrels per day	20	(49)%	39	(19)%	48
Average oil price – per barrel	$55.57	49%	$37.26	(35)%	$57.10
NGL volume – barrels per day	2	(33)%	3	—%	3
Average NGL price – per barrel	$20.83	65%	$12.59	(19)%	$15.48
Declines in oil and gas production can generally be expected in future years as a result of normal depletion. Given the small number of producing wells owned by the Partnership and the faster decline in production from offshore wells compared to onshore wells, the Partnership’s future production will be subject to more volatility than those companies with greater reserves and longer-lived properties. It is not anticipated that the Partnership will acquire any additional exploratory leases or that significant drilling will take place on leases in which the Partnership currently holds interests.
Oil and Gas Sales
The Partnership’s crude oil sales in 2021 totaled approximately $400 thousand, down 25 percent from 2020 as a result of lower production partially offset by higher realized prices. Oil production was down approximately 49 percent from the prior year, primarily the result of repair-related shut-ins at South Timbalier 295 during the second half of 2021. The Partnership’s average realized oil price in 2021 was 49 percent higher than in 2020, increasing to $55.57 per barrel in 2021.
Natural gas sales in 2021 decreased 26 percent from a year ago, totaling approximately $52 thousand with shut-in production, offset by higher realized natural gas prices.
The Partnership sold an average of 2 barrels per day of NGLs in 2021, down slightly from 3 barrels per day in 2020. Total NGL sales of approximately $16 thousand remained flat from the prior year as lower production was offset by higher realized NGL prices.

Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, increased to approximately 35 percent in 2021 from approximately 32 percent in 2020. The dollar amount of recurring DD&A expense for 2021 decreased 19 percent from the comparable period a year ago as a result of decreased crude oil and natural gas production. In each of 2021 and 2020, the Partnership recognized asset retirement obligation (ARO) accretion expense of approximately $53 thousand. Abandonment activities continued during 2021, primarily at Ship Shoal 258/259. Spending on abandonment activity at Ship Shoal 258/259 was higher than previously estimated because of weather delays and unplanned infrastructure requirements for abandonment activity.
Lease operating expenses (LOE) for 2021 increased 57 percent from the same period a year ago to approximately $613 thousand in 2021. The increase reflects higher direct operating costs that are trending with commodity prices and increased repair and maintenance work during 2021 related to equipment repairs and damage resulting from Hurricane Ida. Gathering and transportation costs for the delivery of oil and gas totaled approximately $7 thousand in 2021, a decrease of 36 percent from the same period a year ago as a result of lower production. Administrative expenses for 2021 decreased 10 percent compared to 2020.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not recognize any write-downs for the carrying value of its oil and gas properties during 2021 or 2020. Write-downs, if any, are reflected as additional DD&A expense. If commodity prices experience sustained declines over a 12-month period, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities; however, cash from operating activities resulted in cash outflows of approximately $415 thousand and $573 thousand for 2021 and 2020, respectively. Cash flows from operating activities reflect the impact of a net operating loss in 2021 due to lower production from wells being shut-in partially offset by higher realized commodity prices. Cash outflows were also significantly impacted by plugging and abandonment spending of $232 thousand and $492 thousand during 2021 and 2020, respectively.
At December 31, 2021, the Partnership had approximately $4.2 million in cash and cash equivalents, down 8 percent from the end of 2020, primarily as a result of plugging and abandonment spending during the year and fixed overhead costs. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for anticipated repairs on aging infrastructure and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity, consumer demand, mechanical well performance, workovers, and recompletions. Declines in oil and gas production can be expected in future years as a result of normal depletion and the non-participation in acquisition or exploration activities by the Partnership.
Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the COVID-19 pandemic are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2022 and 2023, although continued volatility in oil and gas prices and consumer demand resulting from the impacts of the COVID-19 pandemic could affect revenues, and further repair and maintenance work could require the Partnership to further reduce its cash and cash equivalents.

Approximately 92 percent of the Partnership’s total proved reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
On an ongoing basis, the Partnership reviews the possible sale of lower value properties prior to incurring associated dismantlement and abandonment costs. The Partnership did not sell any properties in 2021 or 2020.
Capital Commitments and Contingencies
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and dismantlement and abandonment costs. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2021. The Partnership did not have any contractual obligations as of December 31, 2021, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in Note 8—Asset Retirement Obligations in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K.
During each of the last three years, the Partnership had modest cash outlays for oil and gas property additions as it did not participate in any new drilling projects. The Partnership paid cash settlements for ARO liabilities totaling approximately $232 thousand in 2021 and approximately $492 thousand in 2020.
Based on preliminary information available to the Partnership, it anticipates minimal 2022 capital expenditure levels for recompletions and other capital projects at South Timbalier 295. Additionally, $451 thousand is estimated to be spent in 2022 to decommission platforms at North Padre Island 969/976. Such estimates may change based on realized oil and gas prices, recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Because of continued declines in production levels and pipeline interruptions, volatility in commodity prices in recent years, and the need to reserve cash for future asset retirement obligations, the Partnership did not make any distributions to the Investing Partners during 2021 or 2020.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, especially in light of lower commodity prices in recent years, and the level of recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2022.
On August 3, 2020, Fieldwood Energy LLC, the operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, Fieldwood) filed for protection under Chapter 11 of the United States Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, Fieldwood separated its ownership in, and operatorship of, the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company, which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. The reorganization of Fieldwood under the plan is not expected to have any material adverse effect on the Partnership’s operations.

With respect to oil and gas operations in the Gulf of Mexico, the Bureau of Ocean Energy Management (BOEM) has issued Notice to Lessees (NTL) No. 2016-N01 pertaining to the obligations of companies to provide supplemental assurances for performance with respect to plugging, abandonment, decommissioning, and site clearance obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. Under this NTL, the implementation of which is currently suspended and which may be revised by the BOEM, the Partnership may be required to provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Partnership’s current ownership interests in various Gulf of Mexico leases. The Partnership will likely satisfy such requirements through the provision of bonds or other forms of security. Management does not believe the ultimate satisfaction of the NTL requirements will adversely affect the Partnership’s overall liquidity.
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
On April 26, 2019, the Managing Partner determined that, during the withdrawal and dissolution process, it would be inconsistent with the Managing Partner’s fiduciary duties to purchase (or to cause the Investment Partnership to purchase) outstanding Units from the holders thereof pursuant to the right of presentment provided for in Sections 6.9 through 6.14 of the Partnership Agreement of the Investment Partnership (the Partnership Agreement). As a result of this determination by the Managing Partner, pursuant to Section 6.12 of the Partnership Agreement, the right of presentment has been terminated and Sections 6.9 through 6.14 have “become null and void and of no further force or effect” as provided in Section 6.12 of the Partnership Agreement.
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
Critical Accounting Policies and Estimates
The Partnership prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes. Management identifies certain accounting policies as critical based on, among other things, their impact on the Partnership’s financial condition, results of operations or liquidity and the degree of difficulty, subjectivity, and complexity in their development. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The following is a discussion of the Partnership’s most critical accounting policies:

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Partnership is responsible for the preparation and integrity of the consolidated financial statements appearing in this Form 10-K. The financial statements were prepared in conformity with GAAP and include amounts that are based on management’s best estimates and judgments.
Management of the Partnership is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (Exchange Act). The Partnership’s and Managing Partner’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by the APA’s board of directors, applicable to all directors, officers, employees, and other individuals working for APA and its affiliates.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2021.

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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (the Partnership) as of December 31, 2021 and 2020, the related statements of consolidated operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2021, the carrying value of the Partnership’s oil and gas properties was $4,627,575 and depreciation, depletion and amortization (DD&A) expense was $162,564 for the year then ended. As described in Note 2, the Partnership follows the full-cost method of accounting for its investment in oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the future gross revenue method based on proved oil and gas reserves, as estimated by independent petroleum engineers.

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate, and natural gas liquids, that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing conditions, operating conditions, and government regulations. Significant judgment is required by the independent petroleum engineers in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates, among others. Because of the complexity involved in estimating proved oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates as of December 31, 2021.

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

Houston, Texas
February 22, 2022

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2021	2020	2019
REVENUES:
Oil and gas sales	$468,438	$619,161	$1,100,334
Interest income	341	24,034	106,787
	468,779	643,195	1,207,121
EXPENSES:
Depreciation, depletion and amortization
Recurring	162,564	200,045	264,031
Asset retirement obligation accretion	52,858	52,943	77,805
Lease operating expenses	613,284	391,751	530,206
Gathering and transportation costs	6,879	10,736	15,823
Administrative	289,925	320,704	328,536
	1,125,510	976,179	1,216,401
NET LOSS	$(656,731)	$(332,984)	$(9,280)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(103,179)	$(35,828)	$30,385
Investing Partners	(553,552)	(297,156)	(39,665)
	$(656,731)	$(332,984)	$(9,280)
NET LOSS PER INVESTING PARTNER UNIT	$(543)	$(291)	$(39)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,020.2	1,021.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(656,731)	$(332,984)	$(9,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	162,564	200,045	264,031
Asset retirement obligation accretion	52,858	52,943	77,805
Changes in operating assets and liabilities:
Accrued revenues receivable	95,590	13,103	11,423
Receivable from/Payable to Apache Corporation	2,805	(12,419)	6,517
Accrued operating expenses	160,100	(1,152)	(14,414)
Asset retirement expenditures	(232,456)	(492,120)	(397,542)
Net cash used in operating activities	(415,270)	(572,584)	(61,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	(9)	(18,481)
Net cash used in investing activities	—	(9)	(18,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	61,587	67,627	—
Distributions to Managing Partner	—	—	(2,963)
Net cash provided by (used in) financing activities	61,587	67,627	(2,963)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(353,683)	(504,966)	(82,904)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,515,466	5,020,432	5,103,336
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,161,783	$4,515,466	$5,020,432
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,161,783	$4,515,466
Accrued revenues receivable	—	95,590
Receivable from Apache Corporation	2,025	4,830
	4,163,808	4,615,886
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	196,449,399	195,727,413
Less – Accumulated depreciation, depletion and amortization	(191,821,824)	(191,659,260)
	4,627,575	4,068,153
	$8,791,383	$8,684,039
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current asset retirement obligation	$450,996	$526,440
Accrued operating expenses	235,948	75,848
Accrued decommissioning, abandonment, and development costs	112,852	—
	799,796	602,288
ASSET RETIREMENT OBLIGATION	1,363,064	858,084
PARTNERS’ CAPITAL:
Managing Partner	481,815	523,407
Investing Partners (1,018.5 units outstanding)	6,146,708	6,700,260
	6,628,523	7,223,667
	$8,791,383	$8,684,039
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2018	$464,186	$7,037,081	$7,501,267
Distributions	(2,963)	—	(2,963)
Net income (loss)	30,385	(39,665)	(9,280)
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	67,627	—	67,627
Net loss	(35,828)	(297,156)	(332,984)
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
Contributions	61,587	—	61,587
Net loss	(103,179)	(553,552)	(656,731)
BALANCE, DECEMBER 31, 2021	$481,815	$6,146,708	$6,628,523
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
Apache is the managing partner of the Investment Partnership and the general partner of the Operating Partnership, and held approximately five percent of the 1,018.5 Units outstanding at December 31, 2021. As used hereafter, the term “Partnership” refers to the Investment Partnership or the Operating Partnership, as the case may be.
Except for an additional interest acquired in Matagorda Island Block 681 and 682 in 1992, the Partnership acquired its oil and gas interests through the purchase of an 85 percent interest in offshore properties acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. As of December 31, 2021, the Partnership has only one active venture prospect at South Timbalier 295, located offshore Louisiana, with a 7.08 percent working interest.
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
On April 26, 2019, the Managing Partner determined that, during the withdrawal and dissolution process noted above, it would be inconsistent with the Managing Partner’s fiduciary duties to purchase (or to cause the Investment Partnership to purchase) outstanding Units from the holders thereof pursuant to the right of presentment provided for in Sections 6.9 through 6.14 of the Partnership Agreement. As a result of this determination by the Managing Partner, pursuant to Section 6.12 of the Partnership Agreement, the right of presentment was terminated for 2019 and future periods. Sections 6.9 through 6.14 have “become null and void and of no further force or effect” as provided in Section 6.12 of the Partnership Agreement.
Prior to terminating the right of presentment, the Investment Partnership had not made a repurchase under the right of presentment since 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting policies used by the Partnership reflect industry practices and conform to accounting principles generally accepted in the United States (GAAP). Significant policies are discussed below.
Statement Presentation
The accompanying consolidated financial statements include the accounts of the Investment Partnership and the Operating Partnership after elimination of intercompany balances and transactions.
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
Cash Equivalents
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2021 and 2020, the Partnership had $4.2 million and $4.5 million, respectively, of cash and cash equivalents.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not record any write-downs of capitalized costs during 2021, 2020, or 2019. See Note 10—Supplemental Oil and Gas Disclosures (Unaudited) for a discussion on the calculation of estimated future net cash flows.
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

The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2021, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled nil and $95,590 as of December 31, 2021 and 2020, respectively.

The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
Oil	$400,224	$532,261	$990,659
Gas	$52,273	70,999	94,057
NGLs	$15,941	15,901	15,618
Total Oil and Gas Revenue	$468,438	$619,161	$1,100,334

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
3. COMPENSATION TO AFFILIATES
Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing Partners for the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$232	$257	$263
4. OIL AND GAS PROPERTIES
The following tables contain direct cost information and changes in the Partnership’s oil and gas properties for each of the years referenced. All costs of oil and gas properties are currently being amortized.

	2021	2020	2019
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$195,727	$195,401	$195,327
Costs incurred during the year:
Development –
Investing Partners	653	293	67
Managing Partner	69	33	7
Balance, end of year	$196,449	$195,727	$195,401

Development costs for 2021 included upward revisions of approximately $671 thousand, primarily related to revised abandonment cost estimates for South Timbalier 295 properties and approximately $51 thousand for recent capital projects accrued at year end. During 2020 and 2019, development costs included upward revisions of approximately $326 thousand and $56 thousand, respectively, for estimated abandonment costs primarily related to revised cost estimates on the Ship Shoal 258/259 properties. Approximately $18 thousand of capital costs were incurred in 2019 for participation in pipeline and recompletion projects at South Timbalier 295.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2018	$21,120	$170,075	$191,195
Provision	14	250	264
Balance, December 31, 2019	$21,134	$170,325	$191,459
Provision	11	189	200
Balance, December 31, 2020	$21,145	$170,514	$191,659
Provision	10	153	163
Balance, December 31, 2021	$21,155	$170,667	$191,822
The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2021, 2020, and 2019 was 35 percent, 32 percent and 24 percent, respectively.

5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
Revenues received from major third-party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third-party customers individually accounted for ten percent or more of oil and gas sales.
Remittances from QuarterNorth Energy LLC (formerly Fieldwood Energy LLC) accounted for 15 percent, 14 percent and 10 percent of the Partnership’s oil and gas sales for the years 2021, 2020 and 2019, respectively. Approximately 85 percent, 86 percent and 90 percent of the Partnership’s oil and gas sales in 2021, 2020 and 2019, respectively, were to Chevron Products Company.
The Partnership’s revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

6. FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of December 31, 2021 and December 31, 2020, the carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable were determined to approximate fair value because of the short-term nature or maturity of these instruments.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 3, 2020, Fieldwood Energy LLC, the operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, Fieldwood) filed for protection under Chapter 11 of the United States Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, Fieldwood separated its ownership in, and operatorship of, the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company, which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. The reorganization of Fieldwood under the plan is not expected to have any material adverse effect on the Partnership’s operations.
With respect to oil and gas operations in the Gulf of Mexico, the Bureau of Ocean Energy Management (BOEM) has issued Notice to Lessees (NTL) No. 2016-N01 pertaining to the obligations of companies to provide supplemental assurances for performance with respect to plugging, abandonment, decommissioning, and site clearance obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. Under this NTL, the implementation of which is currently suspended and which may be revised by the BOEM, the Partnership may be required to provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Partnership’s current ownership interests in various Gulf of Mexico leases. The Partnership will likely satisfy such requirements through the provision of bonds or other forms of security.
8. ASSET RETIREMENT OBLIGATION
The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2021 and 2020:

	2021	2020
Asset retirement obligation at beginning of year	$1,384,524	$1,421,282
Accretion expense	52,858	52,943
Liabilities settled	(294,218)	(415,710)
Revisions in estimated liabilities	670,896	326,009
Asset retirement obligation at end of year	$1,814,060	$1,384,524
Less current portion	(450,996)	(526,440)
Asset retirement obligation, long-term	$1,363,064	$858,084
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
During 2021, the upward revision in abandonment liabilities primarily represented higher estimated costs and increased inflation assumptions for South Timbalier 295.
Decommissioning and abandonment activities began at Ship Shoal 258/259 upon cessation of the lease in 2018 and were effectively completed in 2021. The lease was relinquished earlier than previously estimated given unplanned third-party pipeline issues and the decision that returning the lease to production was not economical for the Partnership. The operator also experienced challenges related to the plugging of wells and weather-related delays which resulted in revising the field’s estimated abandonment obligation based on projected costs. Both factors contributed to the upward cost revisions to ARO liability estimates for 2020.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. TAX-BASIS FINANCIAL INFORMATION
A reconciliation of ordinary income for federal income tax reporting purposes to net income under GAAP is as follows:

	2021	2020	2019
Net partnership ordinary income (loss) for federal income tax reporting purposes	$(801,635)	$(549,623)	$(80,046)
Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	38,318	9	113
Dismantlement and abandonment cost	294,218	415,710	347,952
Tax depreciation	27,790	53,908	64,537
	360,326	469,627	412,602
Less: full cost DD&A expense	(162,564)	(200,045)	(264,031)
Less: asset retirement obligation accretion	(52,858)	(52,943)	(77,805)
Net income (loss)	$(656,731)	(332,984)	(9,280)
The Partnership’s tax basis in net oil and gas properties at December 31, 2021, and 2020 was $3,260,012 and $2,685,573, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at each of December 31, 2021 and 2020.
A reconciliation of liabilities for federal income tax reporting purposes to liabilities under GAAP is as follows:

	December 31,
	2021	2020
Liabilities for federal income tax purposes	$348,800	$75,848
Asset retirement liability	1,814,060	1,384,524
Liabilities under GAAP	$2,162,860	$1,460,372
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
(Oil and NGL in Mbbls and gas in MMcf)

	2021			2020			2019
	Oil	NGL	Gas	Oil	NGL	Gas	Oil	NGL	Gas
Proved Reserves
Beginning of year	350	26	597	361	27	626	363	29	670
Extensions, discoveries and other additions	—	—	—	—	—	—	—	—	—
Revisions of previous estimates	11	(2)	74	3	—	(1)	15	(1)	(10)
Production	(7)	(1)	(17)	(14)	(1)	(28)	(17)	(1)	(34)
End of year	354	23	654	350	26	597	361	27	626
Proved Developed
Beginning of year	350	26	597	361	27	626	363	29	670
End of year	354	23	654	350	26	597	361	27	626
Oil includes crude oil and condensate.
All the Partnership’s reserves as of December 31, 2021 are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana. Approximately 92 percent of the Partnership’s current proved developed reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are now not producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.
Future Net Cash Flows
Future cash inflows as of December 31, 2021, 2020, and 2019 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2021	2020	2019
	(In thousands)
Future cash inflows	$26,244	$15,329	$24,158
Future production costs	(6,117)	(5,116)	(5,540)
Future development costs(1)	(5,426)	(3,204)	(3,483)
Net cash flows	14,701	7,009	15,135
10 percent annual discount rate	(6,492)	(2,267)	(4,735)
Discounted future net cash flows	$8,209	$4,742	$10,400
(1) This amount includes estimated abandonment costs.
The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Sales, net of production costs	$152	$(217)	$(554)
Net change in prices and production costs	6,044	(5,668)	(2,476)
Revisions of quantities	577	43	273
Accretion of discount	474	1,040	1,162
Changes in future development costs(1)	(1,270)	(122)	(39)
Previously estimated development costs incurred during the period	294	492	416
Changes in production rates and other	(2,804)	(1,226)	(5)
	$3,467	$(5,658)	$(1,223)
(1) This amount includes estimated abandonment costs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2021, 2020 and 2019, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer of the Managing Partner), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer of the Managing Partner), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Partnership is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, included on page 13 of this Form 10-K. This Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2021, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Partnership has no officers or directors. All of the Partnership’s management functions are performed by Apache, the Managing Partner of the Partnership. On March 1, 2021, Apache consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which, Apache became a direct, wholly-owned subsidiary of APA Corporation (APA), all of Apache’s outstanding shares were automatically converted into equivalent corresponding shares of APA, APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the Exchange Act), and APA replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.”
Executive Officers of Apache
Following consummation of the Holding Company Reorganization, the executive officers of APA also serve as executive officers of Apache, with each officer having the same title at both companies. Information concerning the executive officers of APA set forth under the caption “Information About Our Executive Officers” in the proxy statement relating to the 2022 annual meeting of stockholders of APA (the APA Proxy Statement) is incorporated herein by reference.
Directors of Apache
Biographical information, as of February 22, 2022, for the directors of Apache is set forth below. All references to positions held at APA mean such positions held at Apache for all periods prior to March 1, 2021 (the effective date of the Holding Company Reorganization) and means such positions held at both Apache and APA for all periods after March 1, 2021. Each of the directors named below, with the exception of John J. Christmann IV, was appointed to the board of directors of Apache on March 1, 2021, immediately following the effective time of the Holding Company Reorganization.
D. CLAY BRETCHES, 57, has served as APA’s executive vice president of Operations since January 1, 2020, having been senior vice president, U.S. Midstream Operations, since January 2019. He also serves as Chief Executive Officer and President and a member of the board of directors of Altus Midstream Company since January 2019. He previously served as the president and CEO of Sendero Midstream since 2014. Prior to that, Mr. Bretches served at Anadarko Petroleum Corporation as vice president, E&P Services and Minerals from 2010 to 2014, and as vice president, Marketing and Minerals from 2005 to 2010. He was instrumental in the formation of Western Gas Partners, a midstream MLP. Earlier in his career, Mr. Bretches led the crude oil marketing and midstream operations for Vastar Resources and worked as an engineer for ARCO.
JOHN J. CHRISTMANN IV, 55, has served as APA’s chief executive officer and president, and as a member of APA’s Board of Directors since January 20, 2015. Mr. Christmann previously served as APA’s executive vice president and chief operating officer, North America, since January 2014. From January 2010 through December 2013, he served as APA’s region vice president, Permian Region. From January 2004 through December 2009, he served as APA’s vice president, Business Development, and from April through December 2003, he served as APA’s production manager for the Gulf Coast Region. Prior to that, Mr. Christmann held various positions of increasing responsibility in the business development area since joining APA in 1997. Previously, Mr. Christmann was employed by Vastar Resources/ARCO Oil and Gas Company in business development, crude oil marketing, and various production, operational, and reservoir engineering assignments.
MARK D. MADDOX, 55 , has served as APA’s senior vice president of Administration since April 2020 and oversees the global functions of human resources, supply chain, and information technology. Previously, Mr. Maddox served as APA’s vice president and chief information officer since January 1, 2017. He joined APA in June 2015 as vice president, Information Technology. Mr. Maddox was previously with Ernst & Young LLP, where he was a principal of Oil & Gas Advisory Services since February 2014. Prior to Ernst & Young, Mr. Maddox worked at Deloitte LLP from 2010 to 2014 as director of Energy and Resources. He also held various roles of increasing responsibility at SAP America from 1998 to 2009, including vice president of Oil, Gas & Chemicals from 2007 to 2009. He began his career at Tenneco Energy in 1989, where he held positions in accounting, operations, and information technology.
DAVID A. PURSELL, 58, has served as APA’s executive vice president of Development since April 2020, having previously served as APA’s senior vice president, Planning, Reserves, and Fundamentals since March 2018. Before joining APA, Mr. Pursell served as managing director of Investment Banking for Tudor, Pickering, Holt & Co. (TPH), having previously served as head of Macro Research at TPH after serving as one of the founders of Pickering Energy Partners, Inc. in 2004. Prior to TPH, Mr. Pursell was director of Upstream Research at Simmons & Company International. Earlier in his career, he worked in various production and reservoir engineering assignments at S.A. Holditch and Associates, which is now part of Schlumberger. Mr. Pursell began his career at ARCO Alaska in Anchorage with production and operations engineering assignments in South Alaska and the North Slope.

STEPHEN J. RINEY, 61, has served as APA’s executive vice president since February 2015 and as chief financial officer since March 2015. Prior to joining APA, he was with Amoco Corporation and BP p.l.c. from 1991 to 2015. He served as chief financial officer for BP Exploration and Production from July 2012 to January 2015, and global head of mergers and acquisitions for BP p.l.c. from January 2007 to June 2012.
Code of Business Conduct
Pursuant to Nasdaq Rule 5610, Apache, the Managing Partner of the Partnership, was required to adopt a code of business conduct and ethics for its directors, officers, and employees. In February 2004, the board of directors of Apache, APA’s predecessor registrant, adopted a Code of Business Conduct and Ethics. In March 2021, as part of the Holding Company Reorganization, Apache’s Code of Business Conduct and Ethics was adopted and revised by APA’s board of directors (as adopted and revised, the Code of Conduct). The Code of Conduct, which also meets the requirements of a code of ethics under Item 406 of Regulation S-K, applies to all directors, officers, employees, and other individuals working for APA and its affiliates.
You can access the Code of Conduct on the “Governance” page of APA’s website at www.apacorp.com. Any unitholder who so requests may obtain a printed copy of the Code of Conduct without charge by submitting a request to the Investment Partnership’s corporate secretary at the address on the cover of this Form 10-K. Changes in and any waivers to the Code of Conduct for APA’s directors, chief executive officer and certain senior financial officers will be posted on APA’s website within four business days and maintained for at least twelve months. Information on APA’s website or any other website is not incorporated by reference into, and does not constitute a part of this Form 10-K.
Corporate Governance
Pursuant to the Holding Company Reorganization, Apache became a direct, wholly-owned subsidiary of APA. Following consummation of the Holding Company Reorganization, the board of directors of Apache is appointed by, and serves at the discretion of, the board of directors of APA. The standing committees of the board of directors of APA include an Audit Committee, a Corporate Responsibility, Governance, and Nominating Committee, and a Management Development and Compensation Committee. Information concerning the Audit Committee of the board of directors of APA set forth under the caption “Standing Committees and Meetings of the Board—Audit Committee” in the APA Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Executive Compensation
The Partnership has no officers. All of the Partnership’s management functions are performed by Apache, the Managing Partner of the Partnership. Following consummation of the Holding Company Reorganization, the executive officers of Apache also serve as executive officers of APA and perform responsibilities for APA and its affiliates that are unrelated to our business. None of APA’s executive officers receive any cash (or non-cash) compensation for the services they provide to the Partnership. See Note 3—Compensation to Affiliates in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K, for information regarding the compensation paid to Apache as Managing Partner.
Director Compensation
The Partnership has no directors. All of the Partnership’s management functions are performed by Apache, the Managing Partner of the Partnership. Following consummation of the Holding Company Reorganization, each member of the board of directors of Apache also serves as an executive officer of APA and Apache. None of Apache’s directors receive any cash (or non-cash) compensation for the services they provided as directors of Apache.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2021. Apache also owns a one-percent General Partner interest in the Partnership (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner (other than Apache) owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (See Note 1—Organization in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
See Note 3—Compensation to Affiliates in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K, for information regarding the compensation paid to Apache as Managing Partner. See Note 5—Major Customers and Related Parties Information in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K, for amounts paid to subsidiaries of Apache, and for other related party information.
The Partnership itself has no directors. Pursuant to the Holding Company Reorganization, Apache became a direct, wholly-owned subsidiary of APA. Following consummation of the Holding Company Reorganization, each member of the board of directors of Apache also serves as an executive officer of APA and Apache and is appointed by, and serves at the discretion of, the board of directors of APA. Information concerning the directors of APA set forth under the caption “Director Independence” in the APA Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Accountant fees and services paid to Ernst & Young LLP, the Partnership’s independent auditors, are included in amounts paid by APA on behalf of Apache. Information on APA’s principal accountant fees and services is set forth under the caption “Ratification of Appointment of Independent Auditors” in the APA Proxy Statement incorporated herein by reference.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: February 22, 2022	/s/ John J. Christmann IV
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

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer and President (principal executive officer)	February 22, 2022

/s/ Stephen J. Riney Stephen J. Riney	Director, Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2022

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 22, 2022

/s/ D. Clay Bretches D. Clay Bretches	Director	February 22, 2022

/s/ Mark D. Maddox Mark D. Maddox	Director	February 22, 2022

/s/ David A. Pursell David A. Pursell	Director	February 22, 2022