Form 10-Q
period 2022-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2022-08-04
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of June 30, 2022	1,019

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Oil and gas sales	$561,688	$209,890	$1,035,780	$469,777
Interest income	909	106	965	218
	562,597	209,996	1,036,745	469,995
EXPENSES:
Depreciation, depletion and amortization	127,846	63,452	252,344	162,914
Asset retirement obligation accretion	20,292	13,628	40,290	26,217
Lease operating expenses	139,819	109,017	254,619	244,074
Gathering and transportation costs	8,715	2,646	11,457	6,892
Administrative	74,571	72,480	149,143	144,965
	371,243	261,223	707,853	585,062
NET INCOME (LOSS)	$191,354	$(51,227)	$328,892	$(115,067)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$59,141	$53	$107,087	$2,552
Investing Partners	132,213	(51,280)	221,805	(117,619)
	$191,354	$(51,227)	$328,892	$(115,067)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$130	$(50)	$218	$(115)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,018.5	1,021.5	1,018.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$328,892	$(115,067)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	252,344	162,914
Asset retirement obligation accretion	40,290	26,217
Changes in operating assets and liabilities:
Accrued receivables	(375,948)	41,588
Receivable from/payable to Apache Corporation	(16,897)	6,352
Accrued operating expenses	(106,269)	(11,064)
Asset retirement obligations	(26,691)	(22,110)
Net cash provided by operating activities	95,721	88,830
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(26,150)	(18,662)
Net cash used in financing activities	(26,150)	(18,662)
NET INCREASE IN CASH AND CASH EQUIVALENTS	69,571	70,168
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,161,783	4,515,466
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,231,354	$4,585,634
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,231,354	$4,161,783
Accrued revenues receivable	375,948	—
Receivable from Apache Corporation	18,922	2,025
	4,626,224	4,163,808
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	196,407,517	196,449,399
Less – Accumulated depreciation, depletion and amortization	(192,074,168)	(191,821,824)
	4,333,349	4,627,575
	$8,959,573	$8,791,383
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Asset retirement obligation	$450,996	$450,996
Accrued operating expenses	129,679	235,948
Accrued decommissioning, abandonment, and development costs	44,279	112,852
	624,954	799,796
ASSET RETIREMENT OBLIGATION	1,403,354	1,363,064
PARTNERS’ CAPITAL:
Managing Partner	562,752	481,815
Investing Partners (1,018.5 units outstanding)	6,368,513	6,146,708
	6,931,265	6,628,523
	$8,959,573	$8,791,383
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended June 30, 2021
BALANCE, MARCH 31, 2021	$521,024	$6,633,921	$7,154,945
Distributions	(13,780)	—	(13,780)
Net income (loss)	53	(51,280)	(51,227)
BALANCE, JUNE 30, 2021	$507,297	$6,582,641	$7,089,938

For the Quarter Ended June 30, 2022
BALANCE, MARCH 31, 2022	$534,677	$6,236,300	$6,770,977
Distributions	(31,066)	—	(31,066)
Net income	59,141	132,213	191,354
BALANCE, JUNE 30, 2022	$562,752	$6,368,513	$6,931,265

For the Six Months Ended June 30, 2021
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
Distributions	(18,662)	—	(18,662)
Net income (loss)	2,552	(117,619)	(115,067)
BALANCE, JUNE 30, 2021	$507,297	$6,582,641	$7,089,938

For the Six Months Ended June 30, 2022
BALANCE, DECEMBER 31, 2021	$481,815	$6,146,708	$6,628,523
Distributions	(26,150)	—	(26,150)
Net income	107,087	221,805	328,892
BALANCE, JUNE 30, 2022	$562,752	$6,368,513	$6,931,265
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2022, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the second quarters and first six months of 2022 and 2021.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the six months ended June 30, 2022. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the quarters and six months ended June 30, 2022 and 2021:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Oil	$466,197	$177,023	$896,817	$402,244
Gas	77,763	24,920	115,519	52,520
NGLs	17,728	7,947	23,444	15,013
Total Oil and Gas Revenue	$561,688	$209,890	$1,035,780	$469,777
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
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of June 30, 2022, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $375,948 and nil as of June 30, 2022 and December 31, 2021, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2022:

Asset retirement obligation at December 31, 2021	$1,814,060
Accretion expense	40,290
Asset retirement obligation at June 30, 2022	1,854,350
Less current portion	(450,996)
Asset retirement obligation, long-term	$1,403,354
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2022 and December 31, 2021, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2022 and 2021.
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
Results of Operations
Net Income and Revenue
The Partnership reported net income of $191,354 ($130 per Investing Partner Unit) for the second quarter of 2022 compared to a net loss of $51,227 ($50 per Investing Partner Unit) in the second quarter of 2021. For the first six months of 2022, the Partnership reported a net income of $328,892 ($218 per Investing Partner Unit) compared to a net loss of $115,067 ($115 per Investing Partner Unit) in the first six months of 2021. The increase in net income was primarily driven by higher revenues compared to the same prior year periods.
The Partnership’s revenues for the second quarter of 2022 increased 168 percent from the second quarter of 2021. Total revenues in the first six months of 2022 increased 121 percent from the first six months of 2021. The increased revenues for both periods were a result of increased production and higher crude oil and natural gas prices compared to the same prior year periods. The increase in realized prices was primarily driven by effects of global inflation and the conflict in Ukraine on global commodity prices during the first six months of 2022 compared to the same prior year period. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Gas volume – Mcf per day	106	71	49%	98	93	5%
Average gas price – per Mcf	$8.06	$3.87	108%	$6.48	$3.12	108%
Oil volume – barrels per day	48	32	50%	50	40	25%
Average oil price – per barrel	$107.20	$61.05	76%	$98.77	$55.81	77%
NGL volume – barrels per day	5	4	25%	4	4	—
Average NGL price – per barrel	$38.41	$22.60	70%	$36.17	$19.91	82%

Oil and Gas Sales
The Partnership’s crude oil sales for the second quarter of 2022 totaled $466,197, increasing 163 percent compared to $177,023 in the second quarter of 2021. The Partnership’s average realized price for oil increased $46.15 per barrel from the second quarter of 2021, increasing sales by $133,839. Crude oil volumes increased to 48 barrels per day during the second quarter of 2022 compared to 32 barrels per day from the second quarter of 2021. The increased production was primarily the result of repair downtime at South Timbalier 295 during the second quarter of 2021 offset by natural decline. The increase in production increased associated oil sales by $155,335.
Crude oil sales for the first six months of 2022 totaled $896,817, increasing 123 percent compared to $402,244 in the first six months of 2021. The Partnership’s average realized oil price in the first six months of 2022 increased $42.96 per barrel from the first six months of 2021, increasing sales by $309,611. Crude oil volumes increased to 50 barrels per day in the first six months of 2022, compared to 40 barrels per day in the same prior year period. The increased production was primarily the result of repair downtime at South Timbalier 295 during the first six months of 2021 offset by natural decline. The increase in production increased oil sales by $184,962.

Natural gas sales totaled $77,763 in the second quarter of 2022, increasing 212 percent compared to $24,920 in the second quarter of 2021. The Partnership’s average realized natural gas price increased from $3.87 per Mcf in the second quarter of 2021 to $8.06 in the second quarter of 2022, increasing natural gas revenues by $26,988. Natural gas volumes increased by 49 percent during the second quarter of 2022 compared to the second quarter of 2021, increasing gas sales by $25,855. The increased production was primarily the result of repair downtime during the second quarter of 2021.
Natural gas sales for the first six months of 2022 totaled $115,519, increasing 120 percent compared to $52,520 during the first six months of 2021. The Partnership’s average realized natural gas price increased from $3.12 per Mcf in the first six months of 2021 to $6.48 per Mcf in the first six months of 2022, increasing sales by $56,629. A 5 percent increase in natural gas volumes during the first six months of 2022 from the same prior year period increased gas sales by $6,370. The Partnership’s increase in gas production in the first six months of 2022 was primarily the result of repair downtime during 2021 offset by natural decline in gas production at South Timbalier 295.
The Partnership sold an average of 5 and 4 barrels per day of NGL in the second quarter and first six months of 2022, respectively, essentially unchanged from the average of 4 barrels per day in the same respective periods of 2021. NGL revenues increased primarily as the result of a 70 percent and 82 percent increase in realized prices during the second quarter and first six months of 2022, respectively, compared to the same respective prior year periods.
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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A) expense expressed as a percentage of oil and gas sales was approximately 23 percent and 24 percent for the second quarter and first six months of 2022, respectively, compared to approximately 30 percent and 35 percent for the second quarter and first six months of 2021. The decrease in DD&A depletion percentage was primarily driven by higher estimated future gross revenues from proved oil and gas reserves, which are based on an unweighted arithmetic average of commodity prices in effect for the first day of each of the previous 12 months, held flat for the life of expected production. Total DD&A for the second quarter and first six months of 2022 totaled $127,846 and $252,344, respectively, compared to $63,452 and $162,914 in the same respective prior year periods. The increase in DD&A expense was driven by higher sales revenue during 2022.
Lease operating expenses (LOE) for the second quarter and first six months of 2022 totaled $139,819 and $254,619, respectively, up 28 percent and 4 percent from the same respective prior year periods, primarily the result of increased direct operating costs at South Timbalier 295. LOE typically trend with commodity prices. Gathering and transportation costs increased 229 percent and 66 percent in the second quarter and first six months of 2022, respectively, compared to the same respective prior year periods, primarily the result of increased production volumes during the period and increased transportation rates trending with global inflation. Administrative expenses for the second quarter and first six months of 2022 were 3 percent higher compared to the same respective prior year periods.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2022, the Partnership recorded $95,721 of net cash flow provided by operating activities, compared to $88,830 of net cash flow provided by operating activities in the first six months of 2021. The increase in operating cash flow was primarily driven by increased oil and gas sale revenues, offset by accrued repair and maintenance costs paid in 2022 and other changes to operating assets and liabilities.
At June 30, 2022, the Partnership had approximately $4.2 million in cash and cash equivalents, essentially flat from the year ended December 31, 2021. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for unexpected repairs, which may disrupt the Partnership’s production, and for future recompletion operations.

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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity and availability, consumer demand, mechanical well performance and workovers, and recompletion activities. Declines in oil and gas production can be expected in future years as a result of normal depletion and the non-participation in acquisition or exploration activities by the Partnership.
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
Material Cash Requirements, Capital Commitments and Contingencies
The Partnership’s material cash requirements are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2022. The Partnership did not have any contractual obligations as of June 30, 2022, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included under Part I, Item I of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	August 4, 2022	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	August 4, 2022	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner