Form 10-Q
period 2022-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2022-11-03
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of September 30, 2022	1,019

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2021, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’s assumptions about:
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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Oil and gas sales	$434,515	$—	$1,470,295	$469,777
Interest income	15,403	64	16,368	282
	449,918	64	1,486,663	470,059
EXPENSES:
Depreciation, depletion and amortization	90,408	—	342,752	162,914
Asset retirement obligation accretion	20,589	13,489	60,879	39,706
Lease operating expenses	98,127	127,159	352,746	371,233
Gathering and transportation costs	8,036	—	19,493	6,892
Administrative	74,571	72,480	223,714	217,445
	291,731	213,128	999,584	798,190
NET INCOME (LOSS)	$158,187	$(213,064)	$487,079	$(328,131)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$45,318	$(41,272)	$152,405	$(38,720)
Investing Partners	112,869	(171,792)	334,674	(289,411)
	$158,187	$(213,064)	$487,079	$(328,131)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$111	$(168)	$329	$(283)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,018.5	1,021.5	1,018.5	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$487,079	$(328,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	342,752	162,914
Asset retirement obligation accretion	60,879	39,706
Changes in operating assets and liabilities:
Accrued receivables	(291,555)	95,590
Receivable from/payable to Apache Corporation	1,917	6,508
Accrued operating expenses	(106,534)	(11,064)
Asset retirement obligations	(26,895)	(222,687)
Net cash provided by (used in) operating activities	467,643	(257,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) Managing Partner	(93,503)	30,522
Net cash provided by (used in) financing activities	(93,503)	30,522
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	374,140	(226,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,161,783	4,515,466
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,535,923	$4,288,824
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,535,923	$4,161,783
Accrued revenues receivable	291,555	—
Receivable from Apache Corporation	108	2,025
	4,827,586	4,163,808
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	196,407,517	196,449,399
Less – Accumulated depreciation, depletion and amortization	(192,164,576)	(191,821,824)
	4,242,941	4,627,575
	$9,070,527	$8,791,383
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Asset retirement obligation	$450,996	$450,996
Accrued operating expenses	129,414	235,948
Accrued decommissioning, abandonment, and development costs	44,075	112,852
	624,485	799,796
ASSET RETIREMENT OBLIGATION	1,423,943	1,363,064
PARTNERS’ CAPITAL:
Managing Partner	540,717	481,815
Investing Partners (1,018.5 units outstanding)	6,481,382	6,146,708
	7,022,099	6,628,523
	$9,070,527	$8,791,383
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended September 30, 2021
BALANCE, JUNE 30, 2021	$507,297	$6,582,641	$7,089,938
Contributions	49,184	—	49,184
Net loss	(41,272)	(171,792)	(213,064)
BALANCE, SEPTEMBER 30, 2021	$515,209	$6,410,849	$6,926,058

For the Quarter Ended September 30, 2022
BALANCE, JUNE 30, 2022	$562,752	$6,368,513	$6,931,265
Distributions	(67,353)	—	(67,353)
Net income	45,318	112,869	158,187
BALANCE, SEPTEMBER 30, 2022	$540,717	$6,481,382	$7,022,099

For the Nine Months Ended September 30, 2021
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
Contributions	30,522	—	30,522
Net loss	(38,720)	(289,411)	(328,131)
BALANCE, SEPTEMBER 30, 2021	$515,209	$6,410,849	$6,926,058

For the Nine Months Ended September 30, 2022
BALANCE, DECEMBER 31, 2021	$481,815	$6,146,708	$6,628,523
Distributions	(93,503)	—	(93,503)
Net income	152,405	334,674	487,079
BALANCE, SEPTEMBER 30, 2022	$540,717	$6,481,382	$7,022,099
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2022, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the third quarters and first nine months of 2022 and 2021.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the nine months ended September 30, 2022. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the quarters and nine months ended September 30, 2022 and 2021:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Oil	$348,200	$—	$1,245,017	$402,244
Gas	68,159	—	183,679	52,520
NGLs	18,156	—	41,599	15,013
Total Oil and Gas Revenue	$434,515	$—	$1,470,295	$469,777
During the second half of 2021, the operator shut in wells at South Timbalier 295 to perform repairs to various pipeline and related equipment. As a result, the Partnership had no production or revenues during the third quarter of 2021, as South Timbalier 295 is the only remaining operating field of the Partnership. The wells returned to production in late December 2021 after repairs were substantially completed.
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
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables represents estimated net realizable value. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of September 30, 2022, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $291,555 and nil as of September 30, 2022 and December 31, 2021, respectively. The Partnership had no allowance for doubtful accounts recorded for any comparative period presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2022:

Asset retirement obligation at December 31, 2021	$1,814,060
Accretion expense	60,879
Asset retirement obligation at September 30, 2022	1,874,939
Less current portion	(450,996)
Asset retirement obligation, long-term	$1,423,943
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2022 and December 31, 2021, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2022 and 2021.
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
Results of Operations
Net Income and Revenue
The Partnership reported net income of $158,187 ($111 per Investing Partner Unit) for the third quarter of 2022 compared to a net loss of $213,064 ($168 per Investing Partner Unit) in the third quarter of 2021. For the first nine months of 2022, the Partnership reported a net income of $487,079 ($329 per Investing Partner Unit) compared to a net loss of $328,131 ($283 per Investing Partner Unit) in the first nine months of 2021. In late June 2021, the operator shut in wells at South Timbalier 295 to perform repairs to various pipeline and related equipment. As a result, the Partnership had no production or revenues during the third quarter of 2021, as South Timbalier 295 is the only remaining operating field of the Partnership. The wells returned to production in late December 2021 after repairs were substantially completed.
The Partnership recorded revenues of $449,918 in the third quarter of 2022 compared to $64 of only interest income revenues in the third quarter of 2021 as a result of the shut-in production. Total revenues in the first nine months of 2022 increased 216 percent from the first nine months of 2021, primarily the result of higher commodity prices and wells coming back online. The increase in realized prices was primarily driven by effects of global inflation and the conflict in Ukraine on global commodity prices during the first nine months of 2022 compared to the same prior year period. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Gas volume – Mcf per day	98	—	NM	98	63	56%
Average gas price – per Mcf	$7.58	$—	NM	$6.85	$3.07	123%
Oil volume – barrels per day	42	—	NM	47	26	81%
Average oil price – per barrel	$90.63	$—	NM	$96.35	$55.85	73%
NGL volume – barrels per day	5	—	NM	4	3	33%
Average NGL price – per barrel	$37.50	$—	NM	$36.74	$19.81	85%
NM - Not Meaningful

Oil and Gas Sales
The Partnership’s crude oil sales for the third quarter of 2022 totaled $348,200. The Partnership’s average realized price for oil was $90.63 per barrel during the third quarter of 2022. Crude oil volumes averaged 42 barrels per day during the third quarter of 2022. The Partnership recorded no crude oil sales and no crude oil volumes in the third quarter of 2021 as a result of repair downtime at South Timbalier 295.
Crude oil sales for the first nine months of 2022 totaled $1,245,017, increasing 210 percent compared to $402,244 in the first nine months of 2021. The Partnership’s average realized oil price in the first nine months of 2022 increased $40.50 per barrel from the first nine months of 2021, increasing sales by $291,634. Crude oil volumes increased to 47 barrels per day in the first nine months of 2022, compared to 26 barrels per day in the same prior year period. The increased production was primarily the result of repair downtime at South Timbalier 295 during the first nine months of 2021 offset by natural decline. The increase in production increased oil sales by $551,139.
Natural gas sales totaled $68,159 in the third quarter of 2022. The Partnership’s average realized natural gas price averaged $7.58 per Mcf in the third quarter of 2022. The Partnership recorded no natural gas sales and no natural gas volumes in the third quarter of 2021 as a result of repair downtime at South Timbalier 295.

Natural gas sales for the first nine months of 2022 totaled $183,679, increasing 250 percent compared to $52,520 during the first nine months of 2021. The Partnership’s average realized natural gas price increased from $3.07 per Mcf in the first nine months of 2021 to $6.85 per Mcf in the first nine months of 2022, increasing sales by $64,693. A 56 percent increase in natural gas volumes during the first nine months of 2022 from the same prior year period increased gas sales by $66,466. The Partnership’s increase in gas production in the first nine months of 2022 was primarily the result of repair downtime during 2021 offset by natural decline in gas production at South Timbalier 295.
The Partnership sold an average of 5 and 4 barrels per day of NGL in the third quarter and first nine months of 2022, respectively. The Partnership had no NGL production during the third quarter of 2021 as a result of repair downtime at South Timbalier 295. For the first nine months of 2022, NGL sales were up slightly from the average of 3 barrels per day in the first nine months of 2021. NGL revenues increased primarily as the result of an 85 percent increase in realized NGL prices during the first nine months of 2022 compared to the prior year period.
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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A) expense expressed as a percentage of oil and gas sales was approximately 21 percent and 23 percent for the third quarter and first nine months of 2022, respectively. The Partnership recognized no DD&A during the third quarter of 2021 as a result of the wells shut-in at South Timbalier 295. For the first nine months of 2021, DD&A depletion percentage was approximately 35 percent. The decrease in DD&A depletion percentage during the first nine months of 2022 was primarily driven by higher estimated future gross revenues from proved oil and gas reserves, which are based on an unweighted arithmetic average of commodity prices in effect for the first day of each of the previous 12 months, held flat for the life of expected production. Total DD&A for the third quarter and first nine months of 2022 totaled $90,408 and $342,752, respectively, compared to nil and $162,914 in the same respective prior year periods. The increase in DD&A expense was driven by higher sales revenue during 2022.
Lease operating expenses (LOE) for the third quarter and first nine months of 2022 totaled $98,127 and $352,746, respectively, down 23 percent and 5 percent from the same respective prior year periods, primarily the result of lower repair and maintenance activity at South Timbalier 295 during the year. Gathering and transportation cost totaled $8,036 during the third quarter of 2022, compared to nominal costs in the same period of 2021 as a result of having no production in the period. Gathering and transportation costs increased 183 percent in the first nine months of 2022 compared to the same prior year period, primarily the result of increased production volumes during the period and increased transportation rates trending with global inflation. Administrative expenses for the third quarter and first nine months of 2022 were 3 percent higher compared to the same respective prior year periods.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2022, the Partnership recorded $467,643 of net cash flow provided by operating activities, compared to $257,164 of net cash flow used in operating activities in the first nine months of 2021. The increase in operating cash flow was primarily driven by increased oil and gas sale revenues, offset by accrued repair and maintenance costs paid in 2022 and other changes to operating assets and liabilities.
At September 30, 2022, the Partnership had approximately $4.5 million in cash and cash equivalents, up approximately 9 percent from December 31, 2021, the result of higher commodity prices and production. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for unexpected repairs, which may disrupt the Partnership’s production, and for future recompletion operations.
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
Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the recent rise in inflation and interest rates, and geopolitical events, including the Russian war in Ukraine, are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations for the remainder of 2022 and in the long-term, although volatile oil and gas prices and slowing consumer demand resulting from the current market conditions could decrease revenue and could require the Partnership to further reduce its cash and cash equivalents.
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
Material Cash Requirements, Capital Commitments and Contingencies
The Partnership’s material cash requirements are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2022. The Partnership did not have any contractual obligations as of September 30, 2022, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included under Part I, Item I of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	November 3, 2022	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	November 3, 2022	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner