Form 10-K
period 2022-12-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2023-02-23
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
No market value for common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter has been computed due to the fact there is no public market for the registrant’s common equity.
On December 31, 2022, there were 1,018.5 partnership units of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of APA Corporation’s proxy statement relating to its 2023 annual meeting of stockholders (the APA Proxy Statement) have been incorporated by reference into Part III hereof. On March 1, 2021, Apache Corporation (Apache) consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which, Apache became a wholly-owned subsidiary of APA Corporation (APA), APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, and APA replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.”

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
i

FORWARD-LOOKING STATEMENTS AND RISK
This Annual Report on Form 10-K (this Form 10-K) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2022, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “prospect,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’ assumptions about:
•changes in local, regional, national, and international economic conditions, including as a result of any epidemics or pandemics, such as the coronavirus disease (COVID-19) pandemic and any related variants;
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
The Investment Partnership does not maintain its own website. However, copies of this Form 10-K and the Investment Partnership’s periodic filings with the Securities and Exchange Commission (SEC) can be found on APA’s website at investor.apacorp.com/apache-offshore-investment-partnership. The Investment Partnership will also provide paper copies of these filings, free of charge, to anyone so requesting. Included in the Investment Partnership’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are the certifications of the Managing Partners’ principal executive officer and principal financial officer that are required by applicable laws and regulations. Any requests to the Partnership for copies of documents filed with the SEC should be made by mail to Apache Offshore Investment Partnership, 2000 Post Oak Blvd., Houston, Texas 77056, Attention: Investor Relations, or by telephone at 1-281-302-2286. Reports filed with the SEC are also made available on its website at www.sec.gov. Information on APA’s website or any other website is not incorporated by reference into, and does not constitute a part of this Form 10-K.
The Investing Partners purchased Units of Partnership Interests (Units) in the Investment Partnership at $150,000 per Unit, with five percent down and the balance in payments as called by the Investment Partnership. As of December 31, 2022, a total of $85,000 had been called for each Unit. In 1989, the Investment Partnership determined that the full $150,000 per Unit was not needed, fixed the total calls at $85,000 per Unit, and released the Investing Partners from liability for future calls. The Investment Partnership invested, and will continue to invest, its entire capital in the Operating Partnership. As used hereafter, the term “Partnership” refers to either the Investment Partnership or the Operating Partnership, as the case may be.
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
Since inception, the Partnership has acquired an interest in 49 prospects. As of December 31, 2022, 48 of those prospects have been surrendered or sold. As of December 31, 2022, the Partnership had 13 productive wells on its remaining developed field, South Timbalier 295, offshore Louisiana, with a 7.08 percent working interest.
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
2022 Results
The Partnership reported net income for 2022 of approximately $575 thousand, or approximately $392 per Investing Partner Unit. This represents an increase in net income of approximately $1.2 million compared to the $657 thousand net loss reported in 2021.
The increase in net income compared to the prior year was the result of higher realized commodity prices and higher production during 2022 compared to 2021. In late June 2021, the operator shut in wells at South Timbalier 295 in order to perform certain repairs to various piping and related equipment. As a result of the wells being shut in at South Timbalier 295, the Partnership had de minimis production and associated revenues during the second half of 2021, as South Timbalier 295 is the only remaining operating field of the Partnership. The Partnership operated at a loss during 2021 as a result of the reduced production levels and the increased repair and maintenance costs incurred over the second half of 2021. The shut-in wells returned to production at the end of December of 2021 after repairs were substantially completed, and production levels for the Partnership returned to normalized levels during 2022.
Oil production averaged 44 barrels of oil per day in 2022, up 120 percent from 2021. Natural gas production averaged 88 Mcf per day in 2022, up 87 percent from 2021. The Partnership’s average realized crude oil prices during 2022 increased 67 percent from the prior year to $92.95 per barrel, while average gas prices increased 131 percent from the prior year to $7.05 per Mcf. The increase in realized prices compared to the prior year was primarily driven by effects of global inflation and the conflict in Ukraine on global commodity prices during 2022.
During 2022, the Partnership did not have any cash outlay for capital expenditures. The Partnership did not participate in any new drilling projects during the year. The Partnership anticipates that 2023 capital expenditures will remain at minimal levels for recompletions at South Timbalier 295.
Approximately $27 thousand of cash outlays were spent during 2022 on abandonment and decommissioning activities primarily at South Timbalier 295. The Partnership anticipates spending $408 thousand of short-term abandonment and decommissioning activity primarily at North Padre Island 969/976 in 2023. Such estimates may change based on realized oil and gas prices, rates charged by contractors, or changes by the operator to its development or abandonment plans.
The Partnership had estimated proved oil and gas reserves of 504,721 barrels of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas, at December 31, 2022.
For a more in-depth discussion of the Partnership’s 2022 results and its capital resources and liquidity, please see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Marketing
Apache, as Managing Partner of the Partnership, markets the Partnership’s share of oil production from South Timbalier 295, which is the Partnership’s primary source of revenue. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market-reflective differentials.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Acreage
Acreage is held by the Partnership pursuant to the terms of federal lease tracts in the Gulf of Mexico, offshore Louisiana. The Partnership does not anticipate any difficulty in retaining its remaining leases. A summary of the Partnership’s gross and net acreage as of December 31, 2022, is set forth below:

		Developed Acreage
Lease Block	State	Gross Acres	Net Acres
South Timbalier 276, 295, 296	LA	15,000	1,063
At December 31, 2022, the Partnership did not have an interest in any undeveloped acreage.
Productive Oil and Gas Wells
The number of productive oil and gas wells in which the Partnership had an interest as of December 31, 2022, is set forth below:

		Gas		Oil
Lease Block	State	Gross	Net	Gross	Net
South Timbalier 276, 295, 296	LA	1	0.07	12	0.85
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

	Production			Average Lease Operating Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2022
South Timbalier 295	16	1	32	$2.77	$92.95	$34.02	$7.05
Other fields	—	—	—	NM	—	—	—
Total	16	1	32	$3.38	$92.95	$34.02	$7.05
2021
South Timbalier 295	7	1	17	$8.84	$55.57	$20.84	$3.05
Other fields	—	—	—	NM	—	—	—
Total	7	1	17	$9.55	$55.57	$20.84	$3.05
2020
South Timbalier 295	14	1	28	$3.03	$37.26	$12.59	$2.50
Other fields	—	—	—	NM	—	—	—
Total	14	1	28	$3.31	$37.26	$12.59	$2.50
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
As of December 31, 2022, the Partnership had total estimated proved reserves of 358,017 barrels of crude oil and condensate, 23,371 barrels of NGLs and 740 MMcf of natural gas. Combined, these total estimated proved reserves are equivalent to 504,721 barrels of oil. The Partnership has elected not to disclose probable and possible reserves or reserve estimates based upon futures or other prices in this filing.

The following table shows proved developed and undeveloped oil, NGLs, and gas reserves as of December 31, 2022, based on commodity average prices in effect on the first day of each month in 2022, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.

	Oil (Mbbls)	NGLs (Mbbls)	Gas (MMcf)
Proved developed	358	23	740
Proved undeveloped	—	—	—
Total proved	358	23	740
The Partnership’s estimates of proved reserves and proved developed reserves at December 31, 2022, 2021, and 2020, changes in estimated proved reserves during the last three years, and estimates of future net cash flows and discounted future net cash flows from proved reserves are contained in Note 10—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8— “Financial Statements and Supplementary Data” of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and average commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms.
The volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
The Partnership’s estimate of proved oil and gas reserves is prepared by Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) utilizing oil and gas price data and cost estimates provided by Apache as Managing Partner. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over eighty years. A copy of Ryder Scott’s report on the Shell Offshore Venture, which presents the Partnership’s ownership interest at December 31, 2022, is filed as an exhibit to this Form 10-K.
The primary technical person responsible for overseeing the preparation of the Partnership’s reserve estimates is Mr. Ali A. Porbandarwala, a Managing Senior Vice President with Ryder Scott. Mr. Porbandarwala has more than fourteen years of experience in the estimation and evaluation of petroleum reserves and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2022, there were 1,018.5 Units outstanding held by 926 Investing Partners of record. The Partnership has no other class of security outstanding or authorized. The Units are not traded on any security market. No distributions were made to Investing Partners during 2022, 2021, or 2020.
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
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K are incorporated by reference to Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.
The Partnership derives its revenue primarily from the production and sale of crude oil, natural gas and NGLs. With only modest levels of production from current wells, the Partnership sells its production at market prices and has not used derivative financial instruments or otherwise engaged in hedging activities. Given the small number of producing wells owned by the Partnership and exposure to inclement weather and pipeline interruptions in the Gulf of Mexico, the Partnership’s production is subject to higher volatility than those companies with a larger or more diversified property portfolio. Extended downtime of the Partnership’s producing properties could materially impact any anticipated revenues, earnings, and cash flow.
The Partnership participates in workover and recompletion activities as recommended by the operator of the properties in which the Partnership owns an interest. During 2022, the Partnership had no cash outlay for oil and gas property additions and did not participate in any new drilling projects or completions. The Partnership’s primary cash outlay for 2022 was for operating expenses and administrative overhead. Platform removal and decommissioning activity at North Padre Island 969/976 was deferred to 2023.
Because of expected declines in production levels, volatility in commodity prices in recent years, and the need to reserve cash for future asset retirement obligations, the Partnership did not make any distributions to the Investing Partners during 2022. The Partnership will continue to review available cash balances, scheduled plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, and the anticipated level of recompletion and repair activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2023.

Results of Operations
This section includes a discussion of the Partnership’s results of operations and items contributing to changes in revenues and expenses during 2022 and 2021.
Net Income and Revenue
The Partnership reported net income of approximately $575 thousand for 2022. This represents an increase of approximately $1.2 million from the $657 thousand of net loss reported for 2021. On a per Investing Partner Unit basis, the Partnership reported net income of $392 per Unit in 2022 compared to a net loss of $543 per Unit in 2021. Total revenues in 2022 of approximately $1.8 million increased approximately $1.3 million, or 285 percent, from 2021.
In late June 2021, the operator shut in wells at South Timbalier 295 in order to perform certain repairs to various piping and related equipment. As a result of the wells being shut in at South Timbalier 295, the Partnership had de minimis production and associated revenues during the second half of 2021, as South Timbalier 295 is the only remaining operating field of the Partnership. The Partnership operated at a loss during 2021 as a result of the reduced production levels and the increased repair and maintenance costs incurred over the second half of 2021. The shut-in wells returned to production at the end of December of 2021, after repairs were substantially completed, and production levels for the Partnership returned to normalized levels during 2022.
During 2022, commodity prices increased significantly compared to the prior year, primarily driven by effects of global inflation and the conflict in Ukraine. The Partnership’s average realized oil prices increased 67 percent from 2021, while natural gas prices increased 131 percent from the prior year. Comparative changes in net income and revenues were driven by production levels at South Timbalier 295 and higher realized commodity prices during 2022.
The Partnership’s oil, gas, and NGL production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Year Ended December 31,
	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Gas volume – Mcf per day	88	87%	47	(40)%	78
Average gas price – per Mcf	$7.05	131%	$3.05	22%	$2.50
Oil volume – barrels per day	44	120%	20	(49)%	39
Average oil price – per barrel	$92.95	67%	$55.57	49%	$37.26
NGL volume – barrels per day	3	50%	2	(33)%	3
Average NGL price – per barrel	$34.02	63%	$20.83	65%	$12.59
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
Oil and Gas Sales
The Partnership’s crude oil sales in 2022 totaled approximately $1.5 million, up 271 percent from 2021 as a result of higher production and higher realized prices. Oil production was up approximately 120 percent from the prior year, primarily the result of shut-in wells returning to production at South Timbalier 295 after repairs were completed at the end of 2021. The Partnership’s average realized oil price in 2022 was 67 percent higher than in 2021, increasing to $92.95 per barrel in 2022.
Natural gas sales in 2022 increased 335 percent from the prior year, totaling approximately $227 thousand, the result of the return of production at South Timbalier 295 and higher realized natural gas prices during 2022.
The Partnership sold an average of 3 barrels per day of NGLs in 2022, up slightly from 2 barrels per day in 2021. Total NGL sales of approximately $41 thousand was an increase of 154 percent from the prior year, a result of production returning to normal levels and higher realized NGL prices during 2022.

Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A), expressed as a percentage of oil and gas sales, decreased to approximately 22 percent in 2022 from approximately 35 percent in 2021, a result of significantly higher realized oil and gas prices driving up revenues during 2022. The dollar amount of recurring DD&A expense for 2022 increased 140 percent from the comparable period a year ago as a result of higher crude oil and natural gas production. During 2022 and 2021, the Partnership recognized asset retirement obligation (ARO) accretion expense of approximately $82 thousand and $53 thousand, respectively. The increase was primarily driven by higher estimates for plugging and abandonment costs at South Timbalier 295. Abandonment spending was minimal during 2022 as abandonment activities at Ship Shoal 258/259 were substantially completed during 2021.
Lease operating expenses (LOE) for 2022 decreased 29 percent from the same period a year ago to approximately $434 thousand in 2022. The decrease was primarily a result of higher costs incurred during 2021 for repair and maintenance work related to equipment repairs and damage resulting from Hurricane Ida. Gathering and transportation costs for the delivery of oil and gas totaled approximately $23 thousand in 2022, an increase of 233 percent from the same period a year ago, primarily the result of production returning to normalized levels. Administrative expenses for 2022 totaled $298 thousand compared to $290 thousand during the prior year.
Under the full cost method of accounting, the Partnership is required to review the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not recognize any write-downs for the carrying value of its oil and gas properties during 2022 or 2021. Write-downs, if any, are reflected as additional DD&A expense. If commodity prices experience sustained declines over a 12-month period, the Partnership may be required to recognize non-cash write-downs of the carrying value of its oil and gas properties in future periods.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During 2022, cash from operating activities resulted in cash inflows of approximately $619 thousand, compared to cash outflows of $415 thousand during 2021. Cash flows from operating activities reflect the impact of higher oil and gas revenues, offset by accrued repair and maintenance costs paid in 2022 and other changes to operating assets and liabilities.
At December 31, 2022, the Partnership had approximately $4.7 million in cash and cash equivalents, up 12 percent from the end of 2021, primarily the result of higher commodity prices and production. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for anticipated repairs on aging infrastructure and for future recompletion operations.
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
Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the recent rise in inflation and interest rates, and geopolitical events, including the Russian war in Ukraine, are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations in 2023 and 2024, although volatility in oil and gas prices and slowing consumer demand resulting from current market conditions could affect revenues and could require the Partnership to further reduce its cash and cash equivalents.

Approximately 91 percent of the Partnership’s total proved reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are not now producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The Partnership’s liquidity may be negatively impacted if the actual quantities of reserves that are ultimately produced are materially different from current estimates. Also, if prices decline significantly from current levels, the Partnership may not be able to fund the necessary capital investment, or development of the remaining reserves may not be economical for the Partnership.
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
Capital Commitments and Contingencies
The Partnership’s primary needs for cash are for operating expenses, recompletion expenditures, and dismantlement and abandonment costs. To the extent it has discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at December 31, 2022. The Partnership did not have any contractual obligations as of December 31, 2022, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in Note 8—Asset Retirement Obligations in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K.
During each of the last three years, the Partnership did not have meaningful cash outlays for oil and gas property additions as it did not participate in any new drilling projects. The Partnership paid cash settlements for ARO liabilities totaling approximately $27 thousand in 2022 and approximately $232 thousand in 2021.
Based on preliminary information available to the Partnership, it anticipates minimal 2023 capital expenditure levels for recompletions and other capital projects at South Timbalier 295. Additionally, $408 thousand is estimated to be spent in 2023 to decommission platforms at North Padre Island 969/976. Such estimates may change based on realized oil and gas prices, recompletion results, rates charged by contractors or changes by the operator to their development or abandonment plans.
Because of significant production impacts related to pipeline interruptions, volatility in commodity prices in recent years, and the need to reserve cash for future asset retirement obligations, the Partnership did not make any distributions to the Investing Partners during 2022 or 2021.
The amount of future distributions will be dependent on actual and expected production levels, realized and anticipated oil and gas prices, expected recompletion expenditures, and prudent cash reserves for future dismantlement and abandonment costs that will be incurred after the Partnership’s reserves are depleted. The Partnership’s goal is to maintain cash and cash equivalents in the Partnership at least sufficient to cover the undiscounted value of its future asset retirement obligations. The Partnership will continue to review available cash balances, cash requirements for plugging and abandonment activity, oil and gas prices realized by the Partnership for the sale of its production, and the level of recompletion activity to determine whether there are sufficient funds to make a distribution to Investing Partners in 2023.
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
Management of the Partnership is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (Exchange Act). The Partnership’s and Managing Partner’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by APA’s board of directors, applicable to all directors, officers, employees, and other individuals working for APA and its affiliates.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2022.

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
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Apache Offshore Investment Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apache Offshore Investment Partnership (the Partnership) as of December 31, 2022 and 2021, the related statements of consolidated operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2022, the carrying value of the Partnership’s oil and gas properties was $3,710,762 and depreciation, depletion and amortization (DD&A) expense was $390,497 for the year then ended. As described in Note 2, the Partnership follows the full-cost method of accounting for its investment in oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the future gross revenue method based on proved oil and gas reserves, as estimated by independent petroleum engineers.

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate, and natural gas liquids, that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing conditions, operating conditions, and government regulations. Significant judgment is required by the independent petroleum engineers in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates, among others. Because of the complexity involved in estimating proved oil and gas reserves, management engaged independent petroleum engineers to prepare the proved oil and gas reserve estimates as of December 31, 2022.

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

Houston, Texas
February 23, 2023

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2022	2021	2020
REVENUES:
Oil and gas sales	$1,754,553	$468,438	$619,161
Interest income	48,122	341	24,034
	1,802,675	468,779	643,195
EXPENSES:
Depreciation, depletion and amortization
Recurring	390,497	162,564	200,045
Asset retirement obligation accretion	81,770	52,858	52,943
Lease operating expenses	433,988	613,284	391,751
Gathering and transportation costs	22,919	6,879	10,736
Administrative	298,285	289,925	320,704
	1,227,459	1,125,510	976,179
NET INCOME (LOSS)	$575,216	$(656,731)	$(332,984)
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$175,569	$(103,179)	$(35,828)
Investing Partners	399,647	(553,552)	(297,156)
	$575,216	$(656,731)	$(332,984)
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$392	$(543)	$(291)
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,018.5	1,020.2	1,021.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$575,216	$(656,731)	$(332,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	390,497	162,564	200,045
Asset retirement obligation accretion	81,770	52,858	52,943
Changes in operating assets and liabilities:
Accrued revenues receivable	(259,936)	95,590	13,103
Receivable from/Payable to Apache Corporation	29,960	2,805	(12,419)
Accrued operating expenses	(171,164)	160,100	(1,152)
Asset retirement expenditures	(26,934)	(232,456)	(492,120)
Net cash provided by (used in) operating activities	619,409	(415,270)	(572,584)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	—	—	(9)
Net cash used in investing activities	—	—	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Managing Partner	—	61,587	67,627
Distributions to Managing Partner	(112,108)	—	—
Net cash provided by (used in) financing activities	(112,108)	61,587	67,627
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	507,301	(353,683)	(504,966)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,161,783	4,515,466	5,020,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,669,084	$4,161,783	$4,515,466
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,669,084	$4,161,783
Accrued revenues receivable	259,936	—
Receivable from Apache Corporation	—	2,025
	4,929,020	4,163,808
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,923,083	196,449,399
Less – Accumulated depreciation, depletion and amortization	(192,212,321)	(191,821,824)
	3,710,762	4,627,575
	$8,639,782	$8,791,383
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$27,935	$—
Current asset retirement obligation	408,339	450,996
Accrued operating expenses	64,784	235,948
Accrued decommissioning, abandonment, and development costs	9,919	112,852
	510,977	799,796
ASSET RETIREMENT OBLIGATION	1,037,174	1,363,064
PARTNERS’ CAPITAL:
Managing Partner	545,276	481,815
Investing Partners (1,018.5 units outstanding)	6,546,355	6,146,708
	7,091,631	6,628,523
	$8,639,782	$8,791,383
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL

	Managing Partner	Investing Partners	Total
BALANCE, DECEMBER 31, 2019	$491,608	$6,997,416	$7,489,024
Contributions	67,627	—	67,627
Net loss	(35,828)	(297,156)	(332,984)
BALANCE, DECEMBER 31, 2020	$523,407	$6,700,260	$7,223,667
Contributions	61,587	—	61,587
Net loss	(103,179)	(553,552)	(656,731)
BALANCE, DECEMBER 31, 2021	$481,815	$6,146,708	$6,628,523
Distributions	(112,108)	—	(112,108)
Net income	175,569	399,647	575,216
BALANCE, DECEMBER 31, 2022	$545,276	$6,546,355	$7,091,631
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
Apache is the managing partner of the Investment Partnership and the general partner of the Operating Partnership, and held approximately five percent of the 1,018.5 Units outstanding at December 31, 2022. As used hereafter, the term “Partnership” refers to the Investment Partnership or the Operating Partnership, as the case may be.
Except for an additional interest acquired in Matagorda Island Block 681 and 682 in 1992, the Partnership acquired its oil and gas interests through the purchase of an 85 percent interest in offshore properties acquired by Apache as a co-venturer in a series of oil and gas exploration, development and production activities on 87 federal lease tracts in the Gulf of Mexico, offshore Louisiana and Texas. The remaining 15 percent interest was purchased by an affiliated partnership or retained by Apache. As of December 31, 2022, the Partnership has only one active venture prospect at South Timbalier 295, located offshore Louisiana, with a 7.08 percent working interest.
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
Cash Equivalents
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2022 and 2021, the Partnership had $4.7 million and $4.2 million, respectively, of cash and cash equivalents.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the full-cost method of accounting, the Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, if any. This ceiling test is performed each quarter. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Partnership did not record any write-downs of capitalized costs during 2022, 2021, or 2020. See Note 10—Supplemental Oil and Gas Disclosures (Unaudited) for a discussion on the calculation of estimated future net cash flows.
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
Apache, as Managing Partner of the Partnership, markets the Partnership’s share of oil production from South Timbalier 295, the Partnership’s only source of oil and gas revenue. Apache primarily markets to major oil companies, marketing and transportation companies, and refiners at current index prices, adjusted for quality, transportation, and market reflective differentials. The Partnership markets all other production under the joint operating agreements with the operator of its properties. The operator seeks and negotiates oil and gas marketing arrangements with various marketers and purchasers. These contracts provide for sales that are priced at prevailing market prices.
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the previous “incurred loss” model, resulting in accelerated recognition of credit losses. The Partnership adopted this update in the first quarter of 2022. The adoption and implementation of this ASU did not have a material impact on the the Partnership’s financial statements.
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers, which is measured at amortized cost net of any allowance for credit losses. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership would accrue an allowance for expected credit losses when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any expected credit losses may be reasonably estimated. As of December 31, 2022, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $259,936 and nil as of December 31, 2022 and 2021, respectively.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Partnership has concluded that disaggregating revenue by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below presents the total oil, gas, and NGLs revenues of the Partnership for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Oil	$1,486,731	$400,224	$532,261
Gas	$227,267	52,273	70,999
NGLs	$40,555	15,941	15,901
Total Oil and Gas Sales Revenue	$1,754,553	$468,438	$619,161
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
3. COMPENSATION TO AFFILIATES
Apache is entitled to the following types of compensation and reimbursement for costs and expenses.

	Total Reimbursed by the Investing Partners for the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Apache is reimbursed for general, administrative and overhead expenses incurred in connection with the management and operation of the Partnership’s business	$239	$232	$257

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. OIL AND GAS PROPERTIES
The following tables contain direct cost information and changes in the Partnership’s oil and gas properties for each of the years referenced. All costs of oil and gas properties are currently being amortized.

	2022	2021	2020
	(In thousands)
Oil and Gas Properties
Balance, beginning of year	$196,449	$195,727	$195,401
Costs incurred during the year:
Development –
Investing Partners	(477)	653	293
Managing Partner	(49)	69	33
Balance, end of year	$195,923	$196,449	$195,727

Development costs for 2022 included downward decommissioning revisions related to future plugging and abandonment cost estimates. During 2021, development costs included upward decommissioning revisions of approximately $671 thousand, primarily related to abandonment cost estimates at South Timbalier 295 properties. During 2020, approximately $326 thousand of upward revisions were recorded for estimated abandonment costs primarily related to revised cost estimates on the Ship Shoal 258/259 properties.

	Managing Partner	Investing Partners	Total
	(In thousands)
Accumulated Depreciation, Depletion and Amortization
Balance, December 31, 2019	$21,134	$170,325	$191,459
Provision	11	189	200
Balance, December 31, 2020	$21,145	$170,514	$191,659
Provision	10	153	163
Balance, December 31, 2021	$21,155	$170,667	$191,822
Provision	20	370	390
Balance, December 31, 2022	$21,175	$171,037	$192,212
The Partnership’s aggregate DD&A expense as a percentage of oil and gas sales for 2022, 2021, and 2020 was 22 percent, 35 percent and 32 percent, respectively.
5. MAJOR CUSTOMER AND RELATED PARTIES INFORMATION
Revenues received from major third-party customers that equaled ten percent or more of oil and gas sales are discussed below. No other third-party customers individually accounted for ten percent or more of oil and gas sales.
Remittances from QuarterNorth Energy LLC (formerly Fieldwood Energy LLC) accounted for 15 percent, 15 percent and 14 percent of the Partnership’s oil and gas sales for the years 2022, 2021 and 2020, respectively. During December 2022, Commodore Offshore LLC took over as the third-party contract operator at South Timbalier 295. Approximately 85 percent, 85 percent and 86 percent of the Partnership’s oil and gas sales in 2022, 2021 and 2020, respectively, were to Chevron Products Company.
The Partnership’s revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced material credit losses on such sales.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of December 31, 2022 and December 31, 2021, the carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable were determined to approximate fair value because of the short-term nature or maturity of these instruments.
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
8. ASSET RETIREMENT OBLIGATION
The following table describes the changes to the Partnership’s asset retirement obligation (ARO) liability for the years ended December 31, 2022 and 2021:

	2022	2021
Asset retirement obligation at beginning of year	$1,814,060	$1,384,524
Accretion expense	81,770	52,858
Liabilities settled	(26,934)	(294,218)
Revisions in estimated liabilities	(423,383)	670,896
Asset retirement obligation at end of year	$1,445,513	$1,814,060
Less current portion	(408,339)	(450,996)
Asset retirement obligation, long-term	$1,037,174	$1,363,064
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
During 2021, the upward revision in abandonment liabilities primarily represented higher estimated costs and increased inflation assumptions for South Timbalier 295. During 2022, as certain cost data and assessments became available from increased decommissioning activity on GOM Shelf LLC properties, the Partnership further updated and refined its estimates for abandonment liabilities. This resulted in a downward revision in estimated abandonment liabilities for South Timbalier 295.
Decommissioning and abandonment activities began at Ship Shoal 258/259 upon cessation of the lease in 2018 and were substantially completed during 2021.
9. TAX-BASIS FINANCIAL INFORMATION
A reconciliation of ordinary income for federal income tax reporting purposes to net income under GAAP is as follows:

	2022	2021	2020
Net partnership ordinary income (loss) for federal income tax reporting purposes	$1,057,799	$(801,635)	$(549,623)
Plus: Items of current expense for tax reporting purposes only –
Intangible drilling cost	(38,318)	38,318	9
Dismantlement and abandonment cost	(24,907)	294,218	415,710
Tax depreciation	52,909	27,790	53,908
	(10,316)	360,326	469,627
Less: full cost DD&A expense	(390,497)	(162,564)	(200,045)
Less: asset retirement obligation accretion	(81,770)	(52,858)	(52,943)
Net income (loss)	$575,216	(656,731)	(332,984)
The Partnership’s tax basis in net oil and gas properties at December 31, 2022, and 2021 was $2,408,881 and $3,260,012, respectively, lower than the carrying value of oil and gas properties under full cost accounting. The difference reflects the timing deductions for depreciation, depletion and amortization, intangible drilling costs and dismantlement and abandonment costs. For federal income tax reporting, the Partnership had capitalized syndication cost of $8,660,878 at each of December 31, 2022 and 2021.
A reconciliation of liabilities for federal income tax reporting purposes to liabilities under GAAP is as follows:

	December 31,
	2022	2021
Liabilities for federal income tax purposes	$102,638	$348,800
Asset retirement liability	1,445,513	1,814,060
Liabilities under GAAP	$1,548,151	$2,162,860
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
(Oil and NGL in Mbbls and gas in MMcf)

	2022			2021			2020
	Oil	NGL	Gas	Oil	NGL	Gas	Oil	NGL	Gas
Proved Reserves
Beginning of year	354	23	654	350	26	597	361	27	626
Extensions, discoveries and other additions	—	—	—	—	—	—	—	—	—
Revisions of previous estimates	20	1	118	11	(2)	74	3	—	(1)
Production	(16)	(1)	(32)	(7)	(1)	(17)	(14)	(1)	(28)
End of year	358	23	740	354	23	654	350	26	597
Proved Developed
Beginning of year	354	23	654	350	26	597	361	27	626
End of year	358	23	740	354	23	654	350	26	597
Oil includes crude oil and condensate.
All the Partnership’s reserves as of December 31, 2022 are located on federal lease tracts in the Gulf of Mexico, offshore Louisiana. Approximately 91 percent of the Partnership’s current proved developed reserves on a barrels of oil equivalent basis are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced or zones that have been produced in the past, but are now not producing due to mechanical reasons. These reserves may be regarded as less certain than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital will have to be spent to access these reserves. The capital and economic impact of production timing is reflected in the Partnership’s standardized measure under Future Net Cash Flows.
Future Net Cash Flows
Future cash inflows as of December 31, 2022, 2021, and 2020 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.
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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discounted Future Net Cash Flows Relating to Proved Reserves

	December 31,
	2022	2021	2020
	(In thousands)
Future cash inflows	$39,193	$26,244	$15,329
Future production costs	(7,534)	(6,117)	(5,116)
Future development costs(1)	(4,889)	(5,426)	(3,204)
Net cash flows	26,770	14,701	7,009
10 percent annual discount rate	(10,868)	(6,492)	(2,267)
Discounted future net cash flows	$15,902	$8,209	$4,742
(1) This amount includes estimated abandonment costs.
The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Sales, net of production costs	$(1,298)	$152	$(217)
Net change in prices and production costs	5,751	6,044	(5,668)
Revisions of quantities	1,417	577	43
Accretion of discount	821	474	1,040
Changes in future development costs(1)	287	(1,270)	(122)
Previously estimated development costs incurred during the period	27	294	492
Changes in production rates and other	688	(2,804)	(1,226)
	$7,693	$3,467	$(5,658)
(1) This amount includes estimated abandonment costs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2022, 2021 and 2020, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer of the Managing Partner), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer of the Managing Partner), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Partnership is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Partnership’s internal controls over financial reporting during the quarter ending December 31, 2022, that has materially affected, or is reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

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
Executive Officers of Apache
Following consummation of the Holding Company Reorganization, the executive officers of APA also serve as executive officers of Apache, with each officer having the same title at both companies. Information concerning the executive officers of APA set forth under the caption “Information About Our Executive Officers” in the proxy statement relating to the 2023 annual meeting of stockholders of APA (the APA Proxy Statement) is incorporated herein by reference.
Directors of Apache
Biographical information, as of February 23, 2023, for the directors of Apache is set forth below. All references to positions held at APA mean such positions held at Apache for all periods prior to March 1, 2021 (the effective date of the Holding Company Reorganization) and means such positions held at both Apache and APA for all periods after March 1, 2021. Each of the directors named below, with the exception of John J. Christmann IV, was appointed to the board of directors of Apache on March 1, 2021, immediately following the effective time of the Holding Company Reorganization.
D. CLAY BRETCHES, 58, has served as APA’s executive vice president of Operations since January 1, 2020, having been senior vice president, U.S. Midstream Operations, since January 2019. He also served from January 2019 until February 2022 as Chief Executive Officer and President and a member of the board of directors of Altus Midstream Company, which was then a controlled subsidiary of APA. He previously served as the president and CEO of Sendero Midstream since 2014. Prior to that, Mr. Bretches served at Anadarko Petroleum Corporation as vice president, E&P Services and Minerals from 2010 to 2014, and as vice president, Marketing and Minerals from 2005 to 2010. He was instrumental in the formation of Western Gas Partners, a midstream MLP. Earlier in his career, Mr. Bretches led the crude oil marketing and midstream operations for Vastar Resources and worked as an engineer for ARCO.
JOHN J. CHRISTMANN IV, 56, has served as APA’s chief executive officer and president, and as a member of APA’s Board of Directors since January 20, 2015. Mr. Christmann previously served as APA’s executive vice president and chief operating officer, North America, since January 2014. From January 2010 through December 2013, he served as APA’s region vice president, Permian Region. From January 2004 through December 2009, he served as APA’s vice president, Business Development, and from April through December 2003, he served as APA’s production manager for the Gulf Coast Region. Prior to that, Mr. Christmann held various positions of increasing responsibility in the business development area since joining APA in 1997. Previously, Mr. Christmann was employed by Vastar Resources/ARCO Oil and Gas Company in business development, crude oil marketing, and various production, operational, and reservoir engineering assignments.
MARK D. MADDOX, 56 , was appointed as APA’s executive vice president of Administration in January 2023, having previously served as APA’s senior vice president of Administration since April 2020. Previously, Mr. Maddox served as senior vice president of Supply Chain and chief information officer since June 2019, and vice president and chief information officer since January 2017. He joined APA in June 2015 as vice president of Information Technology. Prior to joining APA, Mr. Maddox worked at Ernst & Young LLP, where he was a principal of Oil & Gas Advisory Services since February 2014, and at Deloitte LLP from 2010 to 2014 as director of Energy and Resources. He also held various roles of increasing responsibility at SAP America from 1998 to 2009, having begun his career at Tenneco Energy in 1989, where he held positions in accounting, operations, and information technology.
DAVID A. PURSELL, 59, has served as APA’s executive vice president of Development since April 2020, having previously served as APA’s senior vice president, Planning, Reserves, and Fundamentals since March 2018. Before joining APA, Mr. Pursell served as managing director of Investment Banking for Tudor, Pickering, Holt & Co. (TPH), having previously served as head of Macro Research at TPH after serving as one of the founders of Pickering Energy Partners, Inc. in 2004. Prior to TPH, Mr. Pursell was director of Upstream Research at Simmons & Company International. Earlier in his career, he worked in various production and reservoir engineering assignments at S.A. Holditch and Associates, which is now part of Schlumberger. Mr. Pursell began his career at ARCO Alaska in Anchorage with production and operations engineering assignments in South Alaska and the North Slope.

STEPHEN J. RINEY, 62, has served as APA’s executive vice president since February 2015 and as chief financial officer since March 2015. Prior to joining APA, he was with Amoco Corporation and BP p.l.c. from 1991 to 2015. He served as chief financial officer for BP Exploration and Production from July 2012 to January 2015 and global head of mergers and acquisitions for BP p.l.c. from January 2007 to June 2012.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Apache, as an Investing Partner and the General Partner, owns 53 Units, or 5.2 percent of the outstanding Units of the Partnership, as of December 31, 2022. Apache also owns a one-percent General Partner interest in the Partnership (15 equivalent Units). To the knowledge of the Partnership, no Investing Partner (other than Apache) owns, of record or beneficially, more than five percent of the Partnership’s outstanding Units. Apache did not acquire additional Units during the three years covered by these financial statements. Apache’s ownership percentage exceeds five percent due to the decrease in the number of outstanding units resulting from the right of presentment (See Note 1—Organization in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8—“Financial Statements and Supplementary Data” of this Form 10-K).

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
By: Apache Corporation, Managing Partner

Dated: February 23, 2023	/s/ John J. Christmann IV
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

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer and President (principal executive officer)	February 23, 2023

/s/ Stephen J. Riney Stephen J. Riney	Director, Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2023

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 23, 2023

/s/ D. Clay Bretches D. Clay Bretches	Director	February 23, 2023

/s/ Mark D. Maddox Mark D. Maddox	Director	February 23, 2023

/s/ David A. Pursell David A. Pursell	Director	February 23, 2023