Form 10-Q
period 2023-03-31
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2023-05-04
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of March 31, 2023	1,019

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2022, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “prospect,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’s assumptions about:
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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
REVENUES:
Oil and gas sales	$307,137	$474,092
Interest income	46,465	56
	353,602	474,148
EXPENSES:
Depreciation, depletion and amortization	56,716	124,498
Asset retirement obligation accretion	15,466	19,998
Lease operating expenses	168,200	114,800
Gathering and transportation costs	6,254	2,742
Administrative	76,350	74,572
	322,986	336,610
NET INCOME	$30,616	$137,538
NET INCOME ALLOCATED TO:
Managing Partner	$10,618	$47,946
Investing Partners	19,998	89,592
	$30,616	$137,538
NET INCOME PER INVESTING PARTNER UNIT	$20	$88
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,018.5	1,018.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,616	$137,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	56,716	124,498
Asset retirement obligation accretion	15,466	19,998
Changes in operating assets and liabilities:
Accrued receivables	72,395	(216,777)
Receivable from/payable to Apache Corporation	(26,598)	38,014
Accrued operating expenses	41,016	(93,987)
Asset retirement obligations	—	(3,081)
Net cash provided by operating activities	189,611	6,203
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) Managing Partner	(33,949)	4,916
Net cash provided by (used in) financing activities	(33,949)	4,916
NET INCREASE IN CASH AND CASH EQUIVALENTS	155,662	11,119
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,669,084	4,161,783
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,824,746	$4,172,902
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,824,746	$4,669,084
Accrued revenues receivable	187,541	259,936
	5,012,287	4,929,020
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,940,084	195,923,083
Less – Accumulated depreciation, depletion and amortization	(192,269,037)	(192,212,321)
	3,671,047	3,710,762
	$8,683,334	$8,639,782
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$1,337	$27,935
Asset retirement obligation	408,339	408,339
Accrued operating expenses	105,800	64,784
Accrued decommissioning, abandonment, and development costs	—	9,919
	515,476	510,977
ASSET RETIREMENT OBLIGATION	1,079,560	1,037,174
PARTNERS’ CAPITAL:
Managing Partner	521,945	545,276
Investing Partners (1,018.5 units outstanding)	6,566,353	6,546,355
	7,088,298	7,091,631
	$8,683,334	$8,639,782
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Three Months Ended March 31, 2022
BALANCE, DECEMBER 31, 2021	$481,815	$6,146,708	$6,628,523
Contributions	4,916	—	4,916
Net income	47,946	89,592	137,538
BALANCE, MARCH 31, 2022	$534,677	$6,236,300	$6,770,977

For the Three Months Ended March 31, 2023
BALANCE, DECEMBER 31, 2022	$545,276	$6,546,355	$7,091,631
Distributions	(33,949)	—	(33,949)
Net income	10,618	19,998	30,616
BALANCE, MARCH 31, 2023	$521,945	$6,566,353	$7,088,298
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
These financial statements have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which contains a summary of the Partnership’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2023, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Oil and Gas Property
The Partnership follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties may not exceed a calculated “ceiling.” The ceiling limitation is the estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 10—Supplemental Oil and Gas Disclosures (Unaudited) to the consolidated financial statements contained in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the first three months of 2023 and 2022.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the three months ended March 31, 2023. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Oil	$268,465	$430,620
Gas	31,939	37,757
NGLs	6,733	5,715
Total Oil and Gas Revenue	$307,137	$474,092
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers, which is measured at amortized cost net of any allowance for credit losses. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership would accrue an allowance for expected credit losses when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any expected credit losses may be reasonably estimated. As of March 31, 2023, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $187,541 and $259,936 as of March 31, 2023 and December 31, 2022, respectively. The Partnership had no allowance for expected credit losses recorded for any comparative periods presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first three months of 2023:

Asset retirement obligation at December 31, 2022	$1,445,513
Accretion expense	15,466
Revisions in estimated liabilities	26,920
Asset retirement obligation at March 31, 2023	1,487,899
Less current portion	(408,339)
Asset retirement obligation, long-term	$1,079,560
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the three months ended March 31, 2023 and 2022.
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
6.    FINANCIAL CONDITION OF THE OPERATOR OF THE PARTNERSHIP’S PRODUCING LEASE
On August 3, 2020, Fieldwood Energy LLC, the operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, Fieldwood) filed for protection under Chapter 11 of the United States Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, Fieldwood separated its ownership in and operatorship of the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company (GOM Shelf, LLC), which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. The reorganization of Fieldwood under the plan has not had and is not expected to have any material adverse effect on the Partnership’s operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Offshore Investment Partnership (the Partnership) and should be read in conjunction with the Partnership’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Partnership’s consolidated financial statements, accompanying notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The Partnership’s business is participation in oil and gas development and production activities on federal lease tracts in the Gulf of Mexico, offshore Louisiana.
Results of Operations
Net Income and Revenue
For the first three months of 2023, the Partnership reported net income of $30,616 ($20 per Investing Partner Unit) compared to net income of $137,538 ($88 per Investing Partner Unit) in the first three months of 2022. The decrease in net income was primarily related to lower realized prices for oil and gas compared to the same prior year period.
The Partnership recorded total revenues of $353,602 in the first three months of 2023 compared to total revenues of $474,148 in the first three months of 2022. The reduction in revenues is primarily the result of lower realized oil and gas prices in the first three months of 2023 compared to the first three months of 2022. During the first quarter of 2022, commodity prices were significantly impacted by the conflict in Ukraine and effects of global inflation, and have continued to remain volatile through the three months ended March 31, 2023. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Gas volume – Mcf per day	100	91	10%
Average gas price – per Mcf	$3.55	$4.62	(23)%
Oil volume – barrels per day	41	53	(23)%
Average oil price – per barrel	$72.16	$91.01	(21)%
NGL volume – barrels per day	3	2	50%
Average NGL price – per barrel	$24.54	$30.63	(20)%

Oil and Gas Sales
The Partnership’s crude oil sales for the first three months of 2023 totaled $268,465, or 38 percent lower, when compared to $430,620 in the first three months of 2022. The Partnership’s average realized oil price in the first three months of 2023 decreased $18.85 per barrel from the first three months of 2022, reducing sales by $89,274. Crude oil volumes decreased to 41 barrels per day in the first three months of 2023, compared to 53 barrels per day in the same prior year period. The lower production was primarily the result of natural decline at South Timbalier 295. The decrease in production decreased oil sales by $72,881.
Natural gas sales for the first three months of 2023 totaled $31,939, or 15 percent lower when compared to $37,757 during the first three months of 2022. The Partnership’s average realized natural gas price decreased from $4.62 per Mcf in the first three months of 2022 to $3.55 per Mcf in the first three months of 2023, decreasing sales by $8,739. The lower gas prices were slightly offset by a 10 percent increase in natural gas production during the first three months of 2023 when compared to the prior year period, resulting in increased natural gas sales of $2,921. The Partnership’s increase in gas production in the first three months of 2023 was primarily the result of workover activity during the period, offset by natural decline at South Timbalier 295.
The Partnership sold an average of 3 barrels per day of NGL in the first three months of 2023 compared to an average of 2 barrels per day in the same prior year period. NGL revenues reflect a 20 percent decrease in realized NGL prices for the first three months of 2023 when compared to the prior year period.

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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A) expense expressed as a percentage of oil and gas sales was approximately 18 percent for the first three months of 2023, compared to 26 percent in the prior year period. The decrease in DD&A depletion percentage during the first three months of 2023 was primarily driven by higher estimated future gross revenues from proved oil and gas reserves, which are based on an unweighted arithmetic average of commodity prices in effect for the first day of each of the previous 12 months, held flat for the life of expected production. Total DD&A for the first three months of 2023 totaled $56,716, compared to $124,498 in the same prior year period. The decrease in DD&A expense was driven by lower sales revenue during the first three months of 2023.
Lease operating expenses (LOE) for the first three months of 2023 totaled $168,200, up 47 percent from the same prior year period, primarily the result of higher workover activity at South Timbalier 295 during the first three months of 2023. Gathering and transportation cost totaled $6,254 during the first three months of 2023, compared to $2,742 in the same period of 2022, a result of increased transportation rates trending with global inflation. Administrative expenses for the first three months of 2023 were 2 percent higher compared to the same prior year period.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first three months of 2023, the Partnership recorded $189,611 of net cash flow provided by operating activities, compared to $6,203 during the first three months of 2022. The increase in operating cash flow was primarily the result of timing of cash collections for oil and gas revenue receivables and other changes to operating assets and liabilities.
At March 31, 2023, the Partnership had approximately $4.8 million in cash and cash equivalents, up approximately 3 percent from December 31, 2022, the result of higher cash from operating activities during the first three months of 2023. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for unexpected repairs, which may disrupt the Partnership’s production, and for future recompletion operations.
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
The Partnership’s oil and gas reserves and production will also significantly impact future results of operations and cash from operating activities. The Partnership’s production is subject to fluctuations in response to remaining quantities of oil and gas reserves, weather, pipeline capacity and availability, consumer demand, mechanical well performance and workovers, and recompletion activities. Declines in oil and gas production can be expected in future years as a result of natural depletion and the non-participation in acquisition or exploration activities by the Partnership.
Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the recent rise in inflation and interest rates and geopolitical events, including the Russian war in Ukraine and actions taken by foreign oil and gas producing nations, including OPEC+, are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations for 2023 and in the long-term, although volatile oil and gas prices and slowing consumer demand resulting from the current market conditions could decrease revenue and could require the Partnership to further reduce its cash and cash equivalents.
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

Critical Accounting Policies and Estimates
The Partnership prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States (U.S. GAAP), which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes. Management identifies certain accounting policies as critical based on, among other things, their impact on the Partnership’s financial condition, results of operations or liquidity and the degree of difficulty, subjectivity, and complexity in their development. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. For a discussion of the Partnership’s significant accounting policies, please see the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the more significant estimates include reserve estimates and asset retirement obligations.
New Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Material Cash Requirements, Capital Commitments and Contingencies
The Partnership’s material cash requirements are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at March 31, 2023. The Partnership did not have any contractual obligations as of March 31, 2023, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included under Part I, Item I of this Quarterly Report on Form 10-Q.
The Partnership anticipates $408,339 of costs will be spent during the next twelve months, primarily to dismantle platforms at North Padre Island 969/976. Based on information currently available to the Partnership, it anticipates minimal capital expenditures during the remainder of 2023 for recompletions and other capital projects at South Timbalier 295. Such estimates may change based on realized oil and gas prices, recompletion results, weather disruptions, rates charged by contractors or changes by the operator to their development or abandonment plans.
The Partnership believes its balances of cash and cash equivalents and cash provided by operating activities will be sufficient to satisfy cash requirements over the next twelve months and beyond.
On August 3, 2020, Fieldwood Energy LLC, the operator of the Partnership’s producing lease, and certain of its affiliated debtors (collectively, Fieldwood) filed for protection under Chapter 11 of the United States Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, Fieldwood separated its ownership in and operatorship of the Partnership’s producing lease, together with several of Fieldwood’s other leases, into a standalone company (GOM Shelf, LLC), which will continue to perform Fieldwood’s obligations with respect to the Partnership’s properties. The reorganization of Fieldwood under the plan has not had and is not expected to have any material adverse effect on the Partnership’s operations.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	May 4, 2023	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	May 4, 2023	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner