Form 10-Q
period 2023-06-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2023-08-03
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of June 30, 2023	1,019

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Oil and gas sales	$121,430	$561,688	$428,567	$1,035,780
Interest income	54,447	909	100,912	965
	175,877	562,597	529,479	1,036,745
EXPENSES:
Depreciation, depletion and amortization	25,179	127,846	81,895	252,344
Asset retirement obligation accretion	15,839	20,292	31,305	40,290
Lease operating expenses	155,898	139,819	324,098	254,619
Gathering and transportation costs	1,063	8,715	7,317	11,457
Administrative	76,353	74,571	152,703	149,143
	274,332	371,243	597,318	707,853
NET INCOME (LOSS)	$(98,455)	$191,354	$(67,839)	$328,892
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$(20,985)	$59,141	$(10,367)	$107,087
Investing Partners	(77,470)	132,213	(57,472)	221,805
	$(98,455)	$191,354	$(67,839)	$328,892
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$(76)	$130	$(56)	$218
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,018.5	1,018.5	1,018.5	1,018.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(67,839)	$328,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	81,895	252,344
Asset retirement obligation accretion	31,305	40,290
Changes in operating assets and liabilities:
Accrued receivables	249,877	(375,948)
Receivable from/payable to Apache Corporation	24,606	(16,897)
Accrued operating expenses	(821)	(106,269)
Asset retirement obligations	—	(26,691)
Net cash provided by operating activities	319,023	95,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(797)	—
Net cash used in investing activities	(797)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(38,415)	(26,150)
Net cash used in financing activities	(38,415)	(26,150)
NET INCREASE IN CASH AND CASH EQUIVALENTS	279,811	69,571
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,669,084	4,161,783
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,948,895	$4,231,354
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,948,895	$4,669,084
Accrued revenues receivable	10,059	259,936
	4,958,954	4,929,020
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,953,224	195,923,083
Less – Accumulated depreciation, depletion and amortization	(192,294,216)	(192,212,321)
	3,659,008	3,710,762
	$8,617,962	$8,639,782
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$52,541	$27,935
Asset retirement obligation	408,339	408,339
Accrued operating expenses	63,963	64,784
Accrued development costs	12,343	—
Accrued decommissioning and abandonment costs	—	9,919
	537,186	510,977
ASSET RETIREMENT OBLIGATION	1,095,399	1,037,174
PARTNERS’ CAPITAL:
Managing Partner	496,494	545,276
Investing Partners (1,018.5 units outstanding)	6,488,883	6,546,355
	6,985,377	7,091,631
	$8,617,962	$8,639,782
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended June 30, 2022
BALANCE, MARCH 31, 2022	$534,677	$6,236,300	$6,770,977
Distributions	(31,066)	—	(31,066)
Net income	59,141	132,213	191,354
BALANCE, JUNE 30, 2022	$562,752	$6,368,513	$6,931,265

For the Quarter Ended June 30, 2023
BALANCE, MARCH 31, 2023	$521,945	$6,566,353	$7,088,298
Distributions	(4,466)	—	(4,466)
Net loss	(20,985)	(77,470)	(98,455)
BALANCE, JUNE 30, 2023	$496,494	$6,488,883	$6,985,377

For the Six Months Ended June 30, 2022
BALANCE, DECEMBER 31, 2021	$481,815	$6,146,708	$6,628,523
Distributions	(26,150)	—	(26,150)
Net income	107,087	221,805	328,892
BALANCE, JUNE 30, 2022	$562,752	$6,368,513	$6,931,265

For the Six Months Ended June 30, 2023
BALANCE, DECEMBER 31, 2022	$545,276	$6,546,355	$7,091,631
Distributions	(38,415)	—	(38,415)
Net loss	(10,367)	(57,472)	(67,839)
BALANCE, JUNE 30, 2023	$496,494	$6,488,883	$6,985,377
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2023, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations, when applicable. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the second quarters and first six months of 2023 and 2022.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the six months ended June 30, 2023. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the quarters and six months ended June 30, 2023 and 2022:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Oil	$112,453	$466,197	$380,918	$896,817
Gas	6,696	77,763	38,635	115,519
NGLs	2,281	17,728	9,014	23,444
Total Oil and Gas Revenue	$121,430	$561,688	$428,567	$1,035,780
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers, which is measured at amortized cost net of any allowance for credit losses. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership would accrue an allowance for expected credit losses when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any expected credit losses may be reasonably estimated. As of June 30, 2023, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $10,059 and $259,936 as of June 30, 2023 and December 31, 2022, respectively. The Partnership had no allowance for expected credit losses recorded for any comparative periods presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first six months of 2023:

Asset retirement obligation at December 31, 2022	$1,445,513
Accretion expense	31,305
Revisions in estimated liabilities	26,920
Asset retirement obligation at June 30, 2023	1,503,738
Less current portion	(408,339)
Asset retirement obligation, long-term	$1,095,399
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of June 30, 2023 and December 31, 2022, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the six months ended June 30, 2023 and 2022.
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
Results of Operations
Net Income and Revenue
For the second quarter of 2023, the Partnership reported a net loss of $98,455 ($76 per Investing Partner Unit) compared to net income of $191,354 ($130 per Investing Partner Unit) for the second quarter of 2022. For the first six months of 2023, the Partnership reported a net loss of $67,839 ($56 per Investing Partner Unit) compared to net income of $328,892 ($218 per Investing Partner Unit) in the first six months of 2022. The decrease in net income was primarily related to lower realized prices for oil and gas compared to the same prior year period. The Partnership also experienced lower oil and gas production during the second quarter of 2023 as a result of wells being shut-in for pipeline repairs during the period.
The Partnership recorded total revenues of $175,877 for the second quarter of 2023 compared to total revenues of $562,597 in the second quarter of 2022. Total revenues in the first six months of 2023 were $529,479, a decrease of 49 percent, from $1,036,745 of revenues in the first six months of 2022. The reductions in revenues for the second quarter of 2023 and the first six months of 2023 are primarily the result of lower realized oil and gas prices compared to the prior year periods. Production interruptions for pipeline repairs during the second quarter of 2023 further reduced revenues compared to the prior year periods. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Gas volume – Mcf per day	43	106	(59)%	71	98	(28)%
Average gas price – per Mcf	$1.72	$8.06	(79)%	$3.00	$6.48	(54)%
Oil volume – barrels per day	17	48	(65)%	29	50	(42)%
Average oil price – per barrel	$74.15	$107.20	(31)%	$72.73	$98.77	(26)%
NGL volume – barrels per day	2	5	(60)%	2	4	(50)%
Average NGL price – per barrel	$14.47	$38.41	(62)%	$20.86	$36.17	(42)%
Oil and Gas Sales
The Partnership’s crude oil sales for the second quarter of 2023 totaled $112,453, or 76 percent lower, when compared to $466,197 in the second quarter of 2022. The Partnership’s average realized oil price in the second quarter of 2023 decreased $33.05 per barrel from the second quarter of 2022, reducing sales by $143,808. Crude oil volumes decreased to 17 barrels per day in the second quarter of 2023, compared to 48 barrels per day in the same prior year period. The lower production was primarily the result of wells shut-in during the quarter for repairs performed on pipelines. The decrease in production decreased oil sales by $209,936.
Crude oil sales for the first six months of 2023 totaled $380,918, or 58 percent lower, when compared to $896,817 in the first six months of 2022. The Partnership’s average realized oil price for the first six months of 2023 decreased 26 percent from the first six months of 2022 to $72.73 per barrel, reducing sales by $236,359. The Partnership’s crude oil volumes decreased to 29 barrels per day in the first six months of 2023, compared to 50 barrels per day in the same prior year period. The lower production was primarily the result of wells shut-in during the second quarter of 2023 for repairs performed on pipelines and natural decline. Lower production decreased oil sales by $279,540.

Natural gas sales for the second quarter of 2023 totaled $6,696, or 91 percent lower when compared to $77,763 during the second quarter of 2022. The Partnership’s average realized natural gas price in the second quarter of 2023 decreased $6.34 per Mcf from the second quarter of 2022, reducing sales by $61,194. A 59 percent decrease in natural gas volumes during the second quarter of 2023 compared to the second quarter of 2022 decreased gas sales by $9,873. Natural gas volumes decreased to 43 Mcf per day in the second quarter of 2023, compared to 106 Mcf per day in the same prior year period. The lower production was primarily the result of wells shut-in for pipeline repairs during the second quarter of 2023 and natural decline at South Timbalier 295.
Natural gas sales for the first six months of 2023 totaled $38,635, or 67 percent lower, when compared to $115,519 in the first six months of 2022. The Partnership’s average realized gas price for the first six months of 2023 decreased $3.48 per Mcf from the first six months of 2022, decreasing sales by $62,010. Natural gas volumes decreased to 71 Mcf per day in the first six months of 2023, compared to 98 Mcf per day in the same prior year period. The lower production was primarily the result of wells shut-in during the second quarter of 2023 and natural decline at South Timbalier 295.
The Partnership sold an average of 2 barrels per day of NGL in each of the second quarter and first six months of 2023, compared to an average of 5 and 4 barrels per day in the second quarter and first six months of 2022, respectively. NGL revenues reflect a 62 percent and 42 percent decrease in realized NGL prices for the second quarter and first six months of 2023, respectively, when compared to the prior year periods.
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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A) expense expressed as a percentage of oil and gas sales was approximately 21 percent and 19 percent for the second quarter and first six months of 2023, respectively, compared to 23 percent and 24 percent, respectively, in the same prior year periods. Total DD&A for the second quarter and first six months of 2023 totaled $25,179 and $81,895, respectively, compared to $127,846 and $252,344, respectively, in the same prior year periods. The decrease in DD&A expense was driven by lower sales revenue during the second quarter and first six months of 2023.
Lease operating expenses (LOE) for the second quarter and first six months of 2023 totaled $155,898 and $324,098, respectively, up 11 percent and 27 percent, respectively, from the same prior year periods, primarily the result of higher workover activity and repair and maintenance expense at South Timbalier 295 during the second quarter and first six months of 2023. Gathering and transportation cost totaled $1,063 and $7,317 during the second quarter and first six months of 2023, respectively, compared to $8,715 and $11,457, respectively, in the same prior year periods, primarily a result of decreased production volumes during the 2023 periods. Administrative expenses for the second quarter and first six months of 2023 were both two percent higher compared to the same periods of 2022.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first six months of 2023, the Partnership recorded $319,023 of net cash flow provided by operating activities, compared to $95,721 during the first six months of 2022. The increase in operating cash flow was primarily the result of timing of cash collections for oil and gas revenue receivables and other changes to operating assets and liabilities.
At June 30, 2023, the Partnership had approximately $4.9 million in cash and cash equivalents, up approximately 6 percent from December 31, 2022, the result of higher cash from operating activities during the first six months of 2023. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for unexpected repairs, which may disrupt the Partnership’s production, and for future recompletion operations.
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
Material Cash Requirements, Capital Commitments and Contingencies
The Partnership’s material cash requirements are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at June 30, 2023. The Partnership did not have any contractual obligations as of June 30, 2023, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included under Part I, Item I of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	August 3, 2023	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	August 3, 2023	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner