Form 10-Q
period 2023-09-30
APACHE OFFSHORE INVESTMENT PARTNERSHIP
filed 2023-11-02
CIK 727538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant's units outstanding as of September 30, 2023	1,019

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Partnership’s (as defined below in the Notes to Consolidated Financial Statements) future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Partnership’s examination of historical operating trends, the information that was used to prepare the Partnership’s estimate of proved reserves as of December 31, 2022, and other data in its possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “prospect,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to, the Partnership’s assumptions about:
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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from the Russian war in Ukraine, the armed conflict in Israel and Gaza, and actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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
•terrorism or cyberattacks;
•market related risks, such as general credit, liquidity, and interest-rate risks; and
•other factors disclosed under Item 2 – “Properties — Estimated Proved Reserves and Future Net Cash Flows,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the Partnership’s most recently filed Annual Report on Form 10-K and other filings that it makes with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Oil and gas sales	$331,014	$434,515	$759,581	$1,470,295
Interest income	62,452	15,403	163,364	16,368
	393,466	449,918	922,945	1,486,663
EXPENSES:
Depreciation, depletion and amortization	74,817	90,408	156,712	342,752
Asset retirement obligation accretion	16,071	20,589	47,376	60,879
Lease operating expenses	159,749	98,127	483,847	352,746
Gathering and transportation costs	4,763	8,036	12,080	19,493
Administrative	76,353	74,571	229,056	223,714
	331,753	291,731	929,071	999,584
NET INCOME (LOSS)	$61,713	$158,187	$(6,126)	$487,079
NET INCOME (LOSS) ALLOCATED TO:
Managing Partner	$17,601	$45,318	$7,234	$152,405
Investing Partners	44,112	112,869	(13,360)	334,674
	$61,713	$158,187	$(6,126)	$487,079
NET INCOME (LOSS) PER INVESTING PARTNER UNIT	$43	$111	$(13)	$329
WEIGHTED AVERAGE INVESTING PARTNER UNITS OUTSTANDING	1,018.5	1,018.5	1,018.5	1,018.5
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,126)	$487,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	156,712	342,752
Asset retirement obligation accretion	47,376	60,879
Changes in operating assets and liabilities:
Accrued receivables	49,725	(291,555)
Receivable from/payable to Apache Corporation	(23,392)	1,917
Accrued operating expenses	(821)	(106,534)
Asset retirement obligations	—	(26,895)
Net cash provided by operating activities	223,474	467,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,656)	—
Net cash used in investing activities	(1,656)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Managing Partner	(16,426)	(93,503)
Net cash used in financing activities	(16,426)	(93,503)
NET INCREASE IN CASH AND CASH EQUIVALENTS	205,392	374,140
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,669,084	4,161,783
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,874,476	$4,535,923
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,874,476	$4,669,084
Accrued revenues receivable	210,211	259,936
	5,084,687	4,929,020
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
Proved properties	195,953,224	195,923,083
Less – Accumulated depreciation, depletion and amortization	(192,369,033)	(192,212,321)
	3,584,191	3,710,762
	$8,668,878	$8,639,782
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Payable to Apache Corporation	$4,543	$27,935
Asset retirement obligation	408,339	408,339
Accrued operating expenses	63,963	64,784
Accrued development costs	11,484	—
Accrued decommissioning and abandonment costs	—	9,919
	488,329	510,977
ASSET RETIREMENT OBLIGATION	1,111,470	1,037,174
PARTNERS’ CAPITAL:
Managing Partner	536,084	545,276
Investing Partners (1,018.5 units outstanding)	6,532,995	6,546,355
	7,069,079	7,091,631
	$8,668,878	$8,639,782
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE OFFSHORE INVESTMENT PARTNERSHIP
STATEMENT OF CONSOLIDATED CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing Partner	Investing Partners	Total
For the Quarter Ended September 30, 2022
BALANCE, JUNE 30, 2022	$562,752	$6,368,513	$6,931,265
Distributions	(67,353)	—	(67,353)
Net income	45,318	112,869	158,187
BALANCE, SEPTEMBER 30, 2022	$540,717	$6,481,382	$7,022,099

For the Quarter Ended September 30, 2023
BALANCE, JUNE 30, 2023	$496,494	$6,488,883	$6,985,377
Contributions	21,989	—	21,989
Net income	17,601	44,112	61,713
BALANCE, SEPTEMBER 30, 2023	$536,084	$6,532,995	$7,069,079

For the Nine Months Ended September 30, 2022
BALANCE, DECEMBER 31, 2021	$481,815	$6,146,708	$6,628,523
Distributions	(93,503)	—	(93,503)
Net income	152,405	334,674	487,079
BALANCE, SEPTEMBER 30, 2022	$540,717	$6,481,382	$7,022,099

For the Nine Months Ended September 30, 2023
BALANCE, DECEMBER 31, 2022	$545,276	$6,546,355	$7,091,631
Distributions	(16,426)	—	(16,426)
Net income (loss)	7,234	(13,360)	(6,126)
BALANCE, SEPTEMBER 30, 2023	$536,084	$6,532,995	$7,069,079
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2023, the Partnership’s significant accounting policies are consistent with those discussed in Note 2 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Any excess of the net book value of proved oil and gas properties over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations, when applicable. Such limitations are tested quarterly. The Partnership had no write-downs of the carrying value of its proved oil and gas properties during the third quarters and first nine months of 2023 and 2022.

Revenue Recognition
There have been no significant changes to the Partnership’s contracts with customers during the nine months ended September 30, 2023. The Partnership generates revenue from its contracts with customers from the sale of its crude oil, natural gas, and NGL production volumes. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Partnership. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Partnership considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Partnership’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
The table below presents revenues from contracts with customers disaggregated by product type for the quarters and nine months ended September 30, 2023 and 2022:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Oil	$304,772	$348,200	$685,690	$1,245,017
Gas	19,166	68,159	57,801	183,679
NGLs	7,076	18,156	16,090	41,599
Total Oil and Gas Revenue	$331,014	$434,515	$759,581	$1,470,295
The Partnership records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers, which is measured at amortized cost net of any allowance for credit losses. The Partnership routinely assesses the collectability of all material trade and other receivables. The Partnership would accrue an allowance for expected credit losses when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any expected credit losses may be reasonably estimated. As of September 30, 2023, the carrying amounts of trade accounts receivables approximate fair value because of the short-term nature of these instruments. Receivables from contracts with customers totaled $210,211 and $259,936 as of September 30, 2023 and December 31, 2022, respectively. The Partnership had no allowance for expected credit losses recorded for any comparative periods presented.
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

3.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Partnership’s asset retirement obligation liability for the first nine months of 2023:

Asset retirement obligation at December 31, 2022	$1,445,513
Accretion expense	47,376
Revisions in estimated liabilities	26,920
Asset retirement obligation at September 30, 2023	1,519,809
Less current portion	(408,339)
Asset retirement obligation, long-term	$1,111,470
4.    FAIR VALUE MEASUREMENTS
Certain assets and liabilities are reported at fair value on a recurring basis in the Partnership’s consolidated balance sheet. As of September 30, 2023 and December 31, 2022, the carrying amounts of the Partnership’s current assets and current liabilities approximated fair value because of the short-term nature or maturity of these instruments.
The Partnership did not use derivative financial instruments or otherwise engage in hedging activities during the nine months ended September 30, 2023 and 2022.
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
Results of Operations
Net Income and Revenue
For the third quarter of 2023, the Partnership reported net income of $61,713 ($43 per Investing Partner Unit) compared to net income of $158,187 ($111 per Investing Partner Unit) for the third quarter of 2022. For the first nine months of 2023, the Partnership reported a net loss of $6,126 ($13 per Investing Partner Unit) compared to net income of $487,079 ($329 per Investing Partner Unit) in the first nine months of 2022. The decrease in net income for the third quarter and first nine months of 2023 was primarily related to lower realized prices for oil and gas compared to the same prior year periods. The Partnership also experienced lower oil and gas production during the first nine months of 2023 as a result of wells being shut-in for pipeline repairs during the second quarter of 2023.
The Partnership recorded total revenues of $393,466 for the third quarter of 2023 compared to total revenues of $449,918 in the third quarter of 2022. Total revenues in the first nine months of 2023 were $922,945, a decrease of 38 percent, from $1,486,663 of total revenues in the first nine months of 2022. The reductions in revenues for the third quarter and first nine months of 2023 are primarily the result of lower realized oil and gas prices compared to the prior year periods. Production interruptions for pipeline repairs during the second quarter of 2023 further reduced revenues during the first nine months of 2023 compared to the first nine months of 2022. The Partnership’s crude oil, natural gas, and NGLs production volume and price information is summarized in the following table (gas volumes are presented in thousand cubic feet (Mcf) per day):

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Gas volume – Mcf per day	81	98	(17)%	75	98	(23)%
Average gas price – per Mcf	$2.56	$7.58	(66)%	$2.84	$6.85	(59)%
Oil volume – barrels per day	43	42	2%	34	47	(28)%
Average oil price – per barrel	$77.22	$90.63	(15)%	$74.66	$96.35	(23)%
NGL volume – barrels per day	3	5	(40)%	3	4	(25)%
Average NGL price – per barrel	$22.36	$37.50	(40)%	$21.50	$36.74	(41)%
Oil and Gas Sales
The Partnership’s crude oil sales for the third quarter of 2023 totaled $304,772, or 12 percent lower, when compared to $348,200 of crude oil sales in the third quarter of 2022. The Partnership’s average realized oil price in the third quarter of 2023 decreased $13.41 per barrel from the third quarter of 2022, reducing sales by $51,521. Crude oil volumes totaled 43 barrels per day in the third quarter of 2023, staying essentially flat compared to 42 barrels per day in the same prior year period. The slight increase in production increased total oil sales by $8,093 when compared to the third quarter of 2022.
Crude oil sales for the first nine months of 2023 totaled $685,690, or 45 percent lower, when compared to $1,245,017 of crude oil sales in the first nine months of 2022. The Partnership’s average realized oil price for the first nine months of 2023 decreased 23 percent from the first nine months of 2022 to $74.66 per barrel, reducing sales by $280,278. The Partnership’s crude oil volumes decreased to 34 barrels per day in the first nine months of 2023, compared to 47 barrels per day in the same prior year period. The lower production was primarily the result of wells shut-in during the second quarter of 2023 for repairs performed on pipelines and natural decline. The lower production decreased oil sales by $279,049 when compared to the first nine months of 2022.

Natural gas sales for the third quarter of 2023 totaled $19,166, or 72 percent lower when compared to $68,159 of natural gas sales during the third quarter of 2022. The Partnership’s average realized natural gas price in the third quarter of 2023 decreased $5.02 per Mcf, or 66 percent, from the second quarter of 2022. Lower natural gas prices reduced sales by $45,146 when compared to the third quarter of 2022. A 17 percent decrease in natural gas volumes during the third quarter of 2023 compared to the third quarter of 2022 decreased gas sales by $3,847. Natural gas volumes decreased to 81 Mcf per day in the third quarter of 2023, compared to 98 Mcf per day in the same prior year period. The lower production was primarily the result of natural decline at South Timbalier 295.
Natural gas sales for the first nine months of 2023 totaled $57,801, or 69 percent lower, when compared to $183,679 of natural gas sales in the first nine months of 2022. The Partnership’s average realized gas price for the first nine months of 2023 decreased $4.01 per Mcf, or 59 percent, from the first nine months of 2022. Lower natural gas prices reduced sales by $107,516 when compared to the first nine months of 2022. A 23 percent decrease in natural gas volumes during the first nine months of 2023 compared to the first nine months of 2022 decreased natural gas sales by $18,362. The lower production was primarily the result of wells shut-in during the second quarter of 2023 and natural decline at South Timbalier 295.
The Partnership sold an average of 3 barrels per day of NGL in each of the third quarter and first nine months of 2023, compared to an average of 5 and 4 barrels per day in the third quarter and first nine months of 2022, respectively. NGL revenues reflect a 40 percent and 41 percent decrease in realized NGL prices for the third quarter and first nine months of 2023, respectively, when compared to the prior year periods.
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
Operating Expenses
The Partnership’s depreciation, depletion and amortization (DD&A) expense expressed as a percentage of oil and gas sales was approximately 23 percent and 21 percent for the third quarter and first nine months of 2023, respectively, compared to 21 percent and 23 percent, respectively, in the same prior year periods. Total DD&A for the third quarter and first nine months of 2023 totaled $74,817 and $156,712, respectively, compared to $90,408 and $342,752, respectively, in the same prior year periods. The decrease in DD&A expense was driven by lower sales revenue during the third quarter and first nine months of 2023.
Lease operating expenses (LOE) for the third quarter and first nine months of 2023 totaled $159,749 and $483,847, respectively, up 63 percent and 37 percent, respectively, from the same prior year periods, primarily the result of increased workover activity, higher repair and maintenance expense, and operating costs generally trending with inflation at South Timbalier 295 during the third quarter and first nine months of 2023. Gathering and transportation cost totaled $4,763 and $12,080 during the third quarter and first nine months of 2023, respectively, compared to $8,036 and $19,493, respectively, in the same prior year periods. The lower gathering and transportation costs in the 2023 periods are a result of lower production volumes when compared to the prior year periods. Administrative expenses for the third quarter and first nine months of 2023 were both two percent higher compared to the same periods of 2022.
Capital Resources and Liquidity
The Partnership’s primary capital resource is net cash provided by operating activities. During the first nine months of 2023, the Partnership recorded $223,474 of net cash flow provided by operating activities, compared to $467,643 during the first nine months of 2022. The decrease in operating cash flow was primarily the result of lower oil and gas revenues, and other changes to operating assets and liabilities.
At September 30, 2023, the Partnership had approximately $4.9 million in cash and cash equivalents, up approximately 4 percent from December 31, 2022. The Partnership’s goal is to maintain cash and cash equivalents at least sufficient to cover the undiscounted value of its future asset retirement obligation liability. The Partnership also plans to reserve funds for unexpected repairs, which may disrupt the Partnership’s production, and for future recompletion operations.

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
Based on production estimates from independent engineers and existing cash balances reserved for platform dismantlement and abandonment activities, current market conditions resulting from the recent rise in inflation and interest rates and geopolitical events, including the Russian war in Ukraine, the armed conflict in Israel and Gaza, and actions taken by foreign oil and gas producing nations, including OPEC+, are not expected to materially impact the Partnership’s liquidity. The Partnership forecasts it will be able to meet its liquidity needs for routine operations for 2023 and in the long-term, although volatile oil and gas prices and slowing consumer demand resulting from the current market conditions could decrease revenue and could require the Partnership to further reduce its cash and cash equivalents.
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
Material Cash Requirements, Capital Commitments and Contingencies
The Partnership’s material cash requirements are for operating expenses, recompletion expenditures, and future dismantlement and abandonment costs. To the extent there is discretion, the Partnership allocates available capital to investment in the Partnership’s properties so as to maximize production and resultant cash flow. The Partnership had no outstanding debt or lease commitments at September 30, 2023. The Partnership did not have any contractual obligations as of September 30, 2023, other than the liability for dismantlement and abandonment costs of its oil and gas properties. The Partnership has recorded a separate liability for this asset retirement obligation as discussed in the Notes to the Financial Statements included under Part I, Item I of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Managing Partner’s Chief Executive Officer and President (in his capacity as principal executive officer), and Stephen J. Riney, the Managing Partner’s Executive Vice President and Chief Financial Officer (in his capacity as principal financial officer), evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Partnership’s disclosure controls and procedures were effective, providing effective means to ensure that the information it is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and communicated to the Partnership’s management, including the Managing Partner’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Cash Flows, (iii) Consolidated Balance Sheet, (iv) Statement of Consolidated Changes in Partners’ Capital and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE OFFSHORE INVESTMENT PARTNERSHIP
		By:	Apache Corporation, Managing Partner

Dated:	November 2, 2023	/s/ Stephen J. Riney
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer) of Apache Corporation,
Managing Partner

Dated:	November 2, 2023	/s/ Rebecca A. Hoyt
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller (principal accounting officer)
of Apache Corporation, Managing Partner